Form 10-K
period 2010-12-31
Fortegra Financial Corp
filed 2011-03-15
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-35009
Fortegra Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1461399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10151 Deerwood Park Boulevard, Building 100, Suite 330	32256
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(866)-961-9529
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant completed the initial public offering of its common stock on December 17, 2010. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of February 28, 2011 was 20,515,039.

Documents Incorporated by Reference
Certain specifically designated portions of Fortegra Financial Corporation's definitive proxy statement for its 2011 Annual meeting of Stockholders (the "Proxy Statement"), which will be filed on or prior to 120 days following the end of Fortegra Financial Corporation's fiscal year ended December 31, 2010, are incorporated by reference into Part III and IV of this 10-K.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K ("Annual Report") to "Fortegra Financial," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
 This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this Annual Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under Item 1A. - "Risk Factors" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 1. BUSINESS

Overview

We are an insurance services company that provides distribution and administration services to insurance companies, insurance brokers and agents and other financial services companies in the United States. We sell our services and products directly to businesses rather than directly to consumers.

We began nearly 30 years ago as a provider of credit insurance products and, through our transformational efforts, have evolved into a diversified insurance services company. We now leverage our proprietary technology infrastructure, internally developed best practices and access to specialty insurance markets to provide our clients with distribution and administration services and insurance-related products. Our services and products complement consumer credit offerings, provide outsourcing solutions designed to reduce the costs associated with the administration of insurance and other financial products and facilitate the distribution of excess and surplus lines insurance products through insurance companies, brokers and agents. These services and products are designed to increase revenues, improve customer value and loyalty and reduce costs for our clients.

We generally target market segments that are niche and specialty in nature, which we believe are underserved by competitors and have high barriers to entry. We focus on building quality client relationships and emphasizing customer service. This focus, along with our ability to help clients enhance revenue and reduce costs, has enabled us to develop and maintain numerous long-term client relationships. Over 80% of our clients have been with us for more than five years.

Our fee-driven revenue model is focused on delivering a high volume of recurring transactions through our clients and producing attractive profit margins and operating cash flows. Historically, our business has grown both organically and through acquisitions of complementary businesses. During 2010, our total revenues increased $18.2 million to $204.3 million for the year ended December 31, 2010 compared with $186.1 million for the year ended December 31, 2009. Our adjusted earnings before interest expense, taxes, non-controlling interest and depreciation and amortization (Adjusted EBITDA) increased 27.4% from $31.5 million for the year ended December 31, 2009 to $40.1 million for the year ended December 31, 2010. See the section titled "Results of Operations - Segments" included in Item 7 of this Annual Report for more information and a Reconciliation of Adjusted EBITDA. Our net income has grown 40.2% from $11.6 million for the year ended December 31,

2009 to $16.2 million for the year ended December 31, 2010.

Initial Public Offering
On December 17, 2010, we completed our initial public offering (the "IPO"), issuing 6,000,000 shares of common stock at an IPO price of $11.00 per share, of which 4,265,637 shares were sold by us and 1,734,363 shares were sold by selling stockholders and began trading on the New York Stock exchange under the symbol "FRF". We closed the transaction on December 22, 2010 and received $43.6 million in net proceeds from the offering, which reflects underwriting discounts and commissions of $3.3 million. Upon the closing of our IPO, all outstanding shares of our previously issued Class A common stock automatically converted into shares of common stock. At December 31, 2010, we had 20,256,735 shares of common stock outstanding.

Our Businesses
We operate in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing ("BPO") and (iii) Wholesale Brokerage. In each segment, we deliver services and products that generate incremental revenues and utilize technology to reduce operating costs. Our businesses benefit from efficiencies by sharing accounting, compliance, legal, technology, human resources and administrative services. In 2010, corporate expenses of $2.1 million consisted principally of costs associated with the acquisition of the car clubs (Continental Car Club and United Motor Club) and the South Bay Acceptance Corporation and re-audit expenses associated with our IPO. The relative contribution of each segment to total pre-tax income is as follows: (1) Payment Protection, 71.0%; (2) BPO, 25.0%; (3) Wholesale Brokerage, 12.5%. This total was offset by costs which are not allocated among the business segments and represented 8.5% of our pre-tax income in 2010.

Payment Protection- Our Payment Protection segment, marketed under our Life of the South, Continental Car Club and United Motor Club brands, delivers credit insurance, debt protection, warranty and service contracts and car club solutions to consumer finance companies, regional banks, community banks, retailers, small loan companies, warranty administrators, automobile dealers, vacation ownership developers and credit unions. Our clients then offer these products to their customers in conjunction with consumer finance transactions. Our Payment Protection segment specializes principally in providing products that protect consumer lenders and their borrowers from death, disability or other events that could otherwise impair their borrowers' ability to repay a debt. We typically maintain long-term business relationships with our clients.

We own and operate insurance company subsidiaries to facilitate, on behalf of our Payment Protection clients, the distribution of credit insurance and payment protection services and products. This allows our clients to sell these services and products to their customers without having to establish their own insurance companies, which saves our clients the cost and time of undertaking and complying with substantial regulatory and licensing requirements. Our clients typically retain the underwriting risk related to such products either through retrospective commission arrangements or fully-collateralized reinsurance companies owned by them, which we administer on their behalf. While the majority of our Payment Protection revenue is fee-based, we assume insurance underwriting risk in select instances to meet clients' needs and to enhance our profitability.

Our Payment Protection business generates service and administrative fees for distributing and administering payment protection products on behalf of our clients. We also earn ceding commissions in our Payment Protection business for credit insurance that we cede to reinsurers through coinsurance arrangements. We elect to cede to reinsurers a significant portion of the credit insurance that we distribute to participate in the underwriting profits of these products and to maximize our return on capital. Our Payment Protection business also generates net investment income from our invested assets portfolio.

BPO- Our BPO segment, marketed under the Consecta brand, provides a broad range of administrative services tailored to insurance and other financial services companies. Our BPO business is our most technology-driven segment. Through our operating platform, which utilizes our proprietary technology, we provide sales and marketing support, electronic underwriting, premium billing and collections, policy administration, claims adjudication and call center management services on behalf of our clients.

Our proprietary administrative technology platform allows our clients to outsource the fixed costs and complexity associated with internal development and ongoing administration of insurance products at a lower cost than if our client performs these functions on its own. In addition, the scalability of our operating platform allows us to add new clients or additional services for clients without incurring significant incremental costs.

Our BPO business generates service and administrative fees and other income under per-unit priced contracts. Service and administrative fees for our BPO business are based on the complexity and volume of business that we manage on behalf of our clients. We do not take any insurance underwriting risk in our BPO business.

Wholesale Brokerage- Our Wholesale Brokerage segment, marketed under our Bliss & Glennon brand, is one of the largest surplus lines brokers in California according to the Surplus Line Association of California, and ranked in the top 20 wholesale brokers in the United States in 2009 by premium volume according to Business Insurance, an industry publication. We acquired Bliss & Glennon in April 2009. This business segment uses a wholesale model to sell specialty property and casualty ("P&C") and surplus lines insurance through retail insurance brokers and agents and insurance companies. We believe that our emphasis on customer service, rapid responsiveness to submissions and underwriting integrity in this segment has resulted in high customer satisfaction among retail insurance brokers and agents and insurance companies.

Our Wholesale Brokerage business provides retail insurance brokers and agents and insurance companies the ability to obtain various types of commercial insurance coverages outside of their core areas of focus, broader access to insurance markets and the expertise to place complex risks. We also provide underwriting services for ancillary or niche insurance products as a managing general agent ("MGA") for specialized insurance carriers. We believe that insurance carriers value their relationship with us because we provide them with access to new markets without the need for costly distribution infrastructure. Our Wholesale Brokerage business also utilizes our technology platform to provide its clients with administrative services, including policy underwriting, premium and claim administration and actuarial analysis.

Our Wholesale Brokerage business earns wholesale brokerage commissions and fees for the placement of specialty insurance products. We also earn profit commissions in our Wholesale Brokerage business, which are commissions that we receive from carriers based upon the ultimate profitability of the insurance policies that we place with those carriers. We do not take any insurance underwriting risk in our Wholesale Brokerage business.

Market Opportunity

We operate in the insurance, consumer finance and commercial finance industries in the United States, offering our services and products through the brands and distribution bases of our clients. We believe that we are well positioned to capitalize on following key industry trends:

Growth of Outsourcing in the Insurance Industry.  By outsourcing business functions that can be more efficiently and cost effectively provided by specialized service providers, we believe that insurance companies can increase productivity, focus on core competencies and reduce operating costs. According to Celent, an independent research firm, the size of the North American insurance outsourcing market is expected to grow from approximately $2.0 billion in 2008 to over $4.0 billion in 2013, representing a compounded annual growth rate of 14.9%.

Financial Performance of Financial Services Companies and Retailers.  Financial services companies and retailers offer complementary services and products, including payment protection and insurance-related services and products, which we believe increase their revenues, enhance customer value and loyalty and improve their profitability. According to the Consumer Credit Industry Association, net written premium for credit-related insurance was $6.2 billion in the United States in 2009.

Growth of the Specialty Property and Casualty Insurance Market.  We believe the market for specialty P&C insurance products has grown as a result of increased acceptance of these products by insured parties and the development of new risk management products by insurance carriers. Insurance carriers operating in the surplus lines market generally distribute their products through wholesale insurance brokers, such as Bliss & Glennon. According to A.M. Best, premiums written by surplus lines focused insurance carriers increased from $9.9 billion to $34.4 billion from 1998 to 2008. While this market fluctuates based on the trends generally affecting the insurance industry, we believe that demand for surplus lines insurance will increase if economic conditions in the United States improve.

Our Competitive Strengths
We believe the following to be the key strengths of our business model:

Strong Value Proposition for Our Clients and Their Customers.  Our solutions manage the essential aspects of insurance distribution and administration, providing low-cost access to complex, often highly-regulated markets, which we believe enables our clients to generate high-margin, incremental revenues, enter new markets, mitigate risk, improve operating efficiencies and enhance customer loyalty.

Proprietary Technology and Low-Cost Operating Platform.  Our proprietary technology delivers low-cost, highly automated services to our clients without significant up-front investments and enables us to automate core business processes and reduce our clients' operating costs.

Scalability.  We believe that our scalable and flexible technology infrastructure, together with our highly trained and knowledgeable information technology personnel and consultants, enables us to add new clients and launch new services and products and expand our transaction volume quickly and easily without significant incremental expense.

High Barriers to Entry.  We believe that each of our businesses would be time consuming and expensive for new market participants to replicate due to the barriers to entry provided by our long-term relationships with clients and other market participants and substantial experience in the markets that we serve.

 Experienced Management Team.  We have an experienced management team with extensive operating and industry experience in the markets that we serve. Our management team has successfully developed profitable new services and products and completed the acquisition of seven complementary businesses since January 1, 2008.

While we believe these strengths will enable us to compete effectively, there are various factors that could materially and adversely affect our competitive position. See Item 1A."Risk Factors".

Key Attributes of Our Business Model

We believe the following are the key attributes of our business model:

Recurring Revenue Generation.  Our business model, which includes the deployment of our technology with many of our clients, has historically generated substantial recurring revenues, high profit margins and significant operating cash flows.

Long-Term Relationships.  By delivering value-added services and products to our clients' customers, and offering fixed-term contracts, we become an important part of our clients' businesses and develop long-term relationships.

Wholesale Distribution.  We provide most of our services and products to businesses on a wholesale basis rather than directly to consumers and businesses on a retail basis enabling our clients to enhance their customer relationships and allowing us to take advantage of economies of scale.

Business Diversification.  Our businesses and results of operations are highly diversified, which positions us to take better advantage of emerging industry trends and to better manage business and insurance cycles than companies that operate in only one sector of the financial services industry.

Our Growth Strategy
We believe the following are the key contributors to our growth strategy:

Provide High Value Solutions.  We continue to enhance our technologies and processes and focus on integrating our operations with those of our clients in order to provide our clients with services and products that will allow them to generate incremental revenues while reducing the costs of providing insurance and other financial products.

Increase Revenue from Our Existing Clients.  We will seek to leverage our long-standing relationships with our existing clients by providing them with additional services and products, introducing new services and products for them to market to their customers and establishing volume-based fee arrangements.

Expand Client Base in Existing Markets.  We intend to take advantage of business opportunities to develop new client relationships through our direct sales force, from referrals from existing clients and business partners, by responding to requests for proposals and through our participation in industry events.

Enter New Geographic Markets.  We will look to expand our market presence in new geographic markets in the United States and internationally by broadening the jurisdictions in which we operate, hiring new employees, opening new offices, seeking additional licenses and regulatory approvals and pursuing acquisition opportunities.

Pursue Strategic Acquisitions.  We plan to continue pursuing acquisitions of complementary businesses in each of our segments to expand our service offerings, access new markets and expand our client base.

Competition

Our businesses focus on niche segments within broader insurance markets. While we face competition in each of our businesses, we believe that no single competitor competes against us in all of our segments and the markets in which we operate are generally characterized by a limited number of competitors. Competition in our operating segments is based on many factors, including price, industry knowledge, quality of client service, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance subsidiaries, office locations, breadth of products and services and brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have a better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future. The relative importance of these factors varies by product and market. The competitive landscape for each of the businesses is described below.

In our Payment Protection business, we compete with insurance companies, financial institutions and other insurance service providers. The principal competitors for our Payment Protection business include the payment protection groups of Aon Corporation, Assurant, Inc., Asurion Corporation and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to those in our Payment Protection business. As financial institutions gain experience with payment protection programs, their reliance on our services and products may diminish.

Our BPO business competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captives of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administration Services, Inc., Marsh & McLennan Companies, Inc., Perot Systems Corporation (a subsidiary of Dell, Inc.) and Unisys Corporation. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of strategic consolidation of smaller competitors or of companies that each provide different services or serve different industries. In addition, a client or potential client may choose not to outsource its business, including by setting up captive outsourcing operations or by performing formerly outsourced services themselves.

Our Wholesale Brokerage business competes with numerous firms for retail insurance clients, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Wholesale Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers, without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. In addition, the Internet continues to evolve as a source for direct placement of personal lines business.

In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and regulations enacted thereunder permit banks, securities firms and insurance companies to affiliate. As a result, the financial services industry has experienced and may continue to experience consolidation, which in turn has resulted and could continue to result in increased competition from diversified financial institutions, including competition for acquisition prospects.

Regulation
Our Payment Protection, BPO and Wholesale Brokerage businesses are subject to extensive regulation and supervision, including at the federal, state, local and foreign level. We cannot predict the impact of future changes to such laws or regulations on our business. Future laws and regulations, or the interpretation thereof, may have a material adverse effect on our results of operations and financial condition.

Regulatory Requirements
We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the years ended December 31, 2010, 2009, and 2008:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Ordinary dividends	8,380	$2,432	$3,124
Extraordinary dividends	2,974	16,293	8,000
Total dividends	$11,354	$18,725	$11,124

Seasonality

Our financial results may be affected by seasonal variations. Revenues in our Payment Protection business may fluctuate seasonally based on consumer spending trends, where consumer spending has historically been higher in April, September and December, corresponding to Easter, back-to-school and the holiday season. Accordingly, our Payment Protection revenues may reflect higher second, third and fourth quarters than in the first quarter.

Revenues in our Wholesale Brokerage business may fluctuate seasonally based on policy renewal dates, which are typically concentrated in July and December, during our third and fourth quarters. In addition, our quarterly revenues may be affected by new placements, cancellations or non renewals of large policies because commission revenues are earned on the effective date as opposed to ratably over the year. Our Wholesale Brokerage quarterly revenues may also be affected by the amount of profit commission that we receive from insurance carriers, because profit commissions are primarily received in the first and second quarters of each year.

Summit Partners Transactions
In June 2007, entities affiliated with Summit Partners, a growth equity investment firm, acquired 91.2% of our capital stock. The acquisition was financed through (i) $20.0 million of subordinated debentures maturing in 2013 issued to affiliates of Summit Partners, (ii) $35.0 million of preferred trust securities maturing in 2037 and (iii) an equity investment of $43.1 million by affiliates of Summit Partners. In connection with the acquisition, all of our $11.5 million of redeemable preferred stock outstanding prior to the acquisition remained outstanding and certain stockholders prior to the acquisition continued to hold such shares after the acquisition. In addition to acquiring our capital stock in the acquisition, the proceeds from the equity and debt financings were used to repay pre-transaction indebtedness of $10.1 million and pay transaction costs of $5.8 million. We refer to the foregoing transactions collectively as the "Summit Partners Transactions."

In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our capital stock for $6.0 million. In connection with the IPO, Summit Partners sold 1,548,675 shares of stock. At December 31, 2010, affiliates of Summit Partners beneficially owned 61.4% of our common stock.

Business Acquisitions and Expansion
One of the main drivers of our success has been growth from business acquisitions. From 1994 to 2003, through a series of strategic acquisitions, as well as organic growth, we expanded our Payment Protection client or producer base to include consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks throughout the United States. During this period, we expanded our product and service offerings to include credit property, debt cancellation and warranty products.

In 2003, we continued the expansion of our administrative capabilities for insurance and payment protection products to customers of financial institutions. We utilized our proprietary technology enhancements to support mass marketing and began providing fulfillment of life and health insurance products. We previously operated our BPO business under the LOTSolutions brand. In 2007, we expanded our BPO segment to provide services to finance companies owned by industrial equipment manufacturers.

In March 2008, we acquired Gulfco Life Insurance Company to expand the presence of our Payment Protection segment in the Louisiana market.

In December 2008, we entered into the asset recovery business through our acquisition of CIRG, a third-party administrator serving commercial lending institutions for pre-collections, recovery, deficiency collections, dealer inventory seizures and management of asset portfolio run-off. Our asset recovery business is part of our BPO segment.

In December 2008, we acquired Darby & Associates, a wholesale provider of payment protection products in North Carolina. This acquisition expanded our Payment Protection segment in North Carolina, which is that segment's third largest state in terms of 2009 revenues and an important foothold with our consumer finance company clients (our largest distribution channel within the Payment Protection segment).

In April 2009, we acquired Bliss & Glennon, an excess and surplus lines wholesale insurance broker, and entered into the wholesale brokerage business, which continued our strategic expansion of specialized and administration services for insurance carriers and other financial services businesses.

With our February 2010 acquisition of South Bay Acceptance Corporation, we expanded into premium finance to support our Wholesale Brokerage segment.

In 2010, we commenced marketing our BPO segment under the Consecta brand.

In May 2010, we acquired Continental Car Club to enable our Payment Protection segment to expand into the roadside assistance market. Continental Car Club provides car club memberships through consumer finance companies.

In September 2010, we acquired United Motor Club, a Kentucky car club company, which also provides car club memberships through consumer finance companies.

Employees
As of December 31, 2010, we employed approximately 460 people on a full or part-time basis. None of our employees are represented by unions or trade organizations. We believe that our relations with our employees are satisfactory.

Executive Officers
Richard S. Kahlbaugh has been our President and Chief Executive Officer and a director since June 2007 and has been our Chairman since June 2010. Prior to becoming President and Chief Executive Officer, Mr. Kahlbaugh was our Chief Operating Officer from 2003 to 2007. He also serves as the Chief Executive Officer of all of our insurance subsidiaries. Prior to joining us in 2003, Mr. Kahlbaugh served as President and Chief Executive Officer of Volvo's Global Insurance Group. He also served as the first General Counsel of the Walshire Assurance Group, a publicly traded insurance company, and practiced law with McNees, Wallace and Nurick. Mr. Kahlbaugh holds a J.D. from Delaware Law School of Widener University and a B.A. from the University of Delaware. Mr. Kahlbaugh was selected to serve on our board of directors in light of his significant knowledge of our products and markets and his ability to provide valuable insight to our board of directors as to day-to-day business issues we face in his role as our Chief Executive Officer.

Walter P. Mascherin has been our Senior Executive Vice President and Chief Financial Officer since October 2010. Prior to joining us, Mr. Mascherin worked at Volvo Financial Services for 14 years where he served as Senior Vice President of Organization Development and Workouts from 2009 to 2010, Senior Vice President and Chief Credit Officer from 2006 to 2009, Vice President of Corporate Development (US) in 2006 and Vice President and Chief Operating Officer from 2004 to 2005. Mr. Mascherin holds an M.B.A. from Heriot Watt University, Edinburgh, Scotland and a Business Administration Diploma from Ryerson University, Ontario, Canada.

Michael Vrban has been our Executive Vice President since July 2008, Chief Accounting Officer since January 2010 and our Treasurer since July 2007. Mr. Vrban was our Acting Chief Financial Officer from April 2010 to September 2010. Mr. Vrban served as our Chief Financial Officer from July 2007 to December 2009 and as Senior Vice President from July 2007 to July 2008. Prior to joining us, Mr. Vrban served as Senior Vice President and Chief Financial Officer of Commerce West Insurance Company from November 1999 to February 2007 where he was responsible for the management of the finances and operations. Mr. Vrban holds a B.S. from Baldwin-Wallace College.

Daniel A. Reppert has been our Executive Vice President and President of Bliss & Glennon (our Wholesale Distribution business) since May 2009. Mr. Reppert has been an Executive Vice President since January 2008. He served as our Chief Operating Officer from September 2007 to April 2010 and our Chief Actuary from July 2006 to September 2007. Prior to joining us, Mr. Reppert served as Senior Risk Officer of Insurance at Wachovia Corporation from July 2004 to June 2006. He has more than 25 years of experience in insurance and financial services. He is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. Mr. Reppert holds a B.S. from Lebanon Valley College.

W. Dale Bullard has been our Executive Vice President and Chief Marketing Officer since May 2006. Mr. Bullard joined us in 1994 as our Senior Vice President and has over 27 years of experience in the insurance industry. Prior to joining us, Mr. Bullard held various positions at Independent Insurance Group from 1979 to 1994, most recently as a Senior Vice President in 1988. Mr. Bullard holds a B.S. from the University of South Carolina. Mr. Bullard currently serves on the board of directors of the Consumer Credit Insurance Association and previously served as its president.

Alan E. Kaliski has been our Senior Vice President and Chief Risk Officer since May 2010. He also serves as the appointed actuary for our statutory property and casualty insurance companies. Prior to joining us, Mr. Kaliski spent 32 years with Royal Insurance Group where he held various executive positions, including most recently as its Chief Actuary. Mr. Kaliski holds an M.A. from the University of Georgia and a B.S. from the Virginia Military Institute. In addition, he is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries.

Joseph R. McCaw has been our Executive Vice President and President of Life of the South since November 2008. Mr. McCaw joined us in 2003 as our First Vice President of Finance/Retail. Prior to joining us, Mr. McCaw served as President of Financial Institution Group Senior Vice President and Chief Marketing Officer for Protective Life Corporation. Mr. McCaw holds an M.B.A. from Lindenwood University and a B.A. from Westminster College.

Robert S. Fullington has been our Executive Vice President since May 2006 and President of Consecta since 2002. Prior to joining us in 1996 as Vice President and Chief Information Officer, he was a principal in the IBM Management Consulting Group and initially served as an outsourcing manager for IBM. Mr. Fullington holds an M.B.A. and a B.S. from the University of Florida.

Paul S. Romano has been our Executive Vice President and Chief Administrative Officer since October 2010 and was our Senior Vice President, Corporate Development from February 2009 to September 2010. Prior to joining us permanently, Mr. Romano was an independent consultant for us beginning in 2007. Mr. Romano was a business consultant with his own firm after selling Cross Keys Capital, LLC, a construction finance company that he founded with four other partners in 1995. He practiced real estate, banking and finance law with Buchanan Ingersoll, PC in Harrisburg, Pennsylvania and he clerked for the Honorable Richard B. Wickersham of the Superior Court of Pennsylvania. In addition, he is a member of the Pennsylvania Golf Association Executive Committee and is a member of the Pennsylvania Bar Association. Mr. Romano holds a J.D. from Pennsylvania State University Dickinson School of Law and a B.S. from the University of Pennsylvania Wharton School of Business.

John G. Short joined us in September 2007 as our Vice President, General Counsel and Corporate Secretary and became our Senior Vice President in May 2010. Prior to joining us, Mr. Short served as Vice President of State External Affairs at Embarq Corporation from May 2006 to February 2007, and Sprint Corporation from June 1995 to May 2006. Mr. Short holds a J.D. from the College of William and Mary and a B.S. from the University of Richmond.

Intellectual Property
We own or license a number of trademarks, trade names, copyrights, service marks, trade secrets and other intellectual property rights that relate to our services and products. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our businesses, we believe that none of our businesses are materially dependent upon any particular trademark, trade name, copyright, service mark, license or other intellectual property right. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark or service mark is used in the regular course of trade.

We have entered into confidentiality agreements with our clients. These agreements impose restrictions on these customers' use of our proprietary software and other intellectual property rights.

Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). We will make available free of charge on our website, at www.fortegra.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These documents are posted on our website at www.fortegra.com. The information that appears on our website is not part of, and is not incorporated into, this Annual Report. Copies of these reports, proxy statements and other information can also be read and copied at the: SEC Public Reference Room, 100 F Street NE, Washington, D.C. 20549
Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

Upon written request of any stockholder of record on December 31, 2010, Fortegra will provide, without charge, a printed copy of its 2010 Annual Report, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of the 2010 Annual Report, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, 32,256, or call (866)-961-9529.

ITEM 1A. RISK FACTORS
The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order. You should carefully consider the risks described below, together with the other information contained in this Annual Report and in our other filings with the SEC when evaluating our Company. Should any of the events discussed in the risk factors below occur, our business, results of operations or financial condition could be materially affected. Additional risks unknown at this time, or risks we currently deem immaterial, may also impact our financial condition or results of operations.

Risks Related to our Business and Industries

General economic and financial market conditions may have a material adverse effect on the business, results of operations, cash flows and financial condition of all of our business segments.
General economic and financial market conditions, including the availability and cost of credit, the loss of consumer confidence, reduction in consumer or business spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased uncertainty and volatility as well as diminished expectations for the U.S. economy and the financial markets. These conditions could materially and adversely affect each of our businesses. Adverse economic and financial market conditions could result in:

•
a reduction in the demand for, and availability of, consumer credit, which could result in reduced demand by consumers for our Payment Protection products and our Payment Protection clients opting to no longer make such products available:

•	higher than anticipated loss ratios on our Payment Protection products due to rising unemployment or disability claims;

•	higher risk of increased fraudulent insurance claims;

•	individuals terminating loans or canceling credit insurance policies, thereby reducing our revenues;

•
businesses reducing the amount of coverage under surplus lines and specialty admitted insurance policies or allowing such policies to lapse thereby reducing our premium or commission income in our Wholesale Brokerage business;

•
a reduction in demand for new surplus lines and specialty insurance policies from retail insurance brokers and agents or retail insurance brokers and agents and insurance companies ceasing to offer our surplus lines and specialty insurance products and related services from our Wholesale Brokerage business;

•
our clients being more likely to experience financial distress or declare bankruptcy or liquidation, which could have an adverse impact on demand for our services and products and the remittance of premiums from such customers, as well as the collection of receivables from such clients for items such as unearned premiums, commissions or BPO-related accounts receivable, which could make the collection of receivables from our clients more difficult;

•	increased pricing sensitivity or reduced demand for our services and products;

•	increased costs associated with, or the inability to obtain, debt financing to fund acquisitions or the expansion of our businesses; and

•	defaults in our fixed income investment portfolio or lower than anticipated rates of return as a result of low interest rate environments.

If we are unable to successfully anticipate changing economic or financial market conditions, we may be unable to effectively plan for or respond to such changes, and our business, results of operations and financial condition could be materially and adversely affected.

We face significant competitive pressures in each of our businesses, which could materially and adversely affect our business, results of operations and financial condition.
We face significant competition in each of our businesses. Competition in our businesses is based on many factors, including price, industry knowledge, quality of client service, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance subsidiaries, office locations, breadth of services and products and brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future. The competitive landscape for each of our businesses is described below.

•
Payment Protection - In our Payment Protection business, we compete with insurance companies, financial institutions and other insurance service providers. The principal competitors for our Payment Protection business include Aon Corporation, Assurant, Inc., Asurion Corporation and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to those in our Payment Protection business. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As financial institutions gain experience with payment protection programs, their reliance on our services and products may diminish.

•
BPO - Our BPO business competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captives of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administration Services, Inc., Marsh & McLennan Companies, Inc., Perot Systems Corporation (a subsidiary of Dell, Inc.) and Unisys Corporation. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of consolidation of smaller competitors or of companies that each provide different services or serve different industries.

•
Wholesale Brokerage - Our Wholesale Brokerage business competes for retail insurance clients with numerous firms, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Wholesale Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete.

We expect competition to intensify in each of our businesses. Increased competition may result in lower prices and volumes, higher personnel and sales and marketing costs, increased technology expenditures and lower profitability. We may not be able to supply clients with services that they deem superior and at competitive prices and we may lose business to our competitors. If we are unable to compete effectively in any of our business segments, it would have a material adverse effect on our business, results of operations and financial condition.

Our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict. If our results of operations fall below expectations, the price of our common stock could decline.
Our annual and quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. In addition, our expenses as a percentage of revenues may be significantly different than our historical rates. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that may cause our results of operations to fluctuate from period-to-period include:

•	demand for our services and products;

•	the length of our sales cycle;

•	the amount of sales to new clients:

•	the timing of implementations of our services and products with new clients;

•	pricing and availability of surplus lines and other specialty insurance products coverages;

•	seasonality;

•	the timing of acquisitions;

•	competitive factors;

•	prevailing interest rates;

•	pricing changes by us or our competitors;

•	transaction volumes in our clients' businesses;

•	the introduction of new services and products by us and our competitors;

•	changes in regulatory and accounting standards; and

•	our ability to control costs.

In addition, our Payment Protection revenues can vary depending on the level of consumer activity and the success of our clients in selling payment protection products. In our Wholesale Brokerage business, our commission income can vary due to the timing of policy renewals, as well as the timing and amount of the receipt of profit commission payments and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers' demand for insurance products can influence the timing of renewals, new business, lost business (which includes policies that are not renewed) and cancellations. In addition, we rely on retail insurance brokers and agents and insurance companies for the payment of certain commissions. Because these payments are processed internally by these companies, we may not receive a payment that is otherwise expected from a particular firm in one period until after the end of that period, which can adversely affect our ability to budget for such period.

Our results of operations could be materially and adversely affected if we fail to retain our existing clients, cannot sell additional services and products to our existing clients, do not introduce new or enhanced services and products or are not able to attract and retain new clients.
Our revenue and revenue growth are dependent on our ability to retain clients, to sell them additional services and products, to introduce new services and products and to attract new clients in each of our businesses. Our ability to increase revenues will depend on a variety of factors, including:

•	the quality and perceived value of our product and service offerings by existing and new clients;

•	the effectiveness of our sales and marketing efforts;

•
the speed with which our Wholesale Brokerage business can respond to requests for price quotes from retail insurance agents and brokers, and the availability of competitive services and products from our carriers;

•	the successful installation and implementation of our services and products for new and existing Payment Protection and BPO clients;

•	availability of capital to complete investments in new or complementary products, services and technologies;

•	the availability of adequate reinsurance for us and our clients, including the ability of our clients to form, capitalize and operate captive reinsurance companies;

•	our ability to find suitable acquisition candidates, successfully complete such acquisitions and effectively integrate such acquisitions;

•	our ability to integrate technology into our services and products to avoid obsolescence and provide scalability;

•	the reliability, execution and accuracy of our services, particularly our BPO services; and

•	client willingness to accept any price increases for our services and products.

In addition, we are subject to risks of losing clients due to consolidation in each of the markets we serve. Our inability to retain existing clients, sell additional services and products, or successfully develop and implement new and enhanced services and products and attract new clients and, accordingly, increase our revenues could have a material adverse effect on our results of operations.

We typically face a long selling cycle to secure new clients in each of our businesses as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new client relationships.
The industries in which we compete generally consist of mature businesses and markets and the companies that participate in these industries have well-established business operations, systems and relationships. Accordingly, each of our businesses typically faces a long selling cycle to secure a new client. Even if we are successful in obtaining a new client engagement, that is generally followed by a long implementation period in which the services are planned in detail and we demonstrate to the client that we can successfully integrate our processes and resources with their operations. We also typically negotiate and enter into a contractual relationship with the new client during this period. There is then a long implementation period in order to commence providing the services.

We typically incur significant business development expenses during the selling cycle. We may not succeed in winning a new client's business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential client and begin to plan the services in detail, such potential client may choose a competitor or decide to retain the work in-house prior to the time a final contract is signed. If we enter into a contract with a client, we will typically receive no revenues until implementation actually begins. In addition, a significant portion of our revenue is based upon the success of our clients' marketing programs, which may not generate the transaction volume we anticipate. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation cycle. If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation cycle or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition. Furthermore, the time and effort required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients as well as our costs.

Acquisitions are a significant part of our growth strategy and we may not be successful in identifying suitable acquisition candidates, completing such acquisitions or integrating the acquired businesses, which could have a material adverse effect on our business, results of operations, financial condition or growth.
Historically, acquisitions have played a significant role in our expansion into new businesses and in the growth of some of our businesses. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition transactions for our business. However, we may not be able to identify suitable acquisitions, and such transactions may not be financed and completed on acceptable terms. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

•	failure to achieve anticipated revenues, earnings or cash flow;

•	increased expenses;

•	diversion of management time and attention;

•	failure to retain customers or personnel;

•	difficulties in realizing projected efficiencies:

•	ability to realize synergies and cost savings;

•	difficulties in integrating systems and personnel; and

•	inaccurate assessment of liabilities.

Our failure to adequately address these acquisition risks could have a material adverse effect on our business, results of operations, financial condition and growth. Future acquisitions may reduce our cash resources available to fund our operations and capital expenditures and could result in increased amortization expense related to any intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could increase our interest expense.

Our business, results of operations, financial condition or liquidity may be materially and adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.
We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with our conduct in each of our businesses, including the handling and adjudicating of claims and the placement of insurance. Because such placement of insurance and handling claims can involve substantial amounts of money, clients may assert errors and omissions claims against us alleging potential liability for all or part of the amounts in question. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our clients on a fiduciary basis.

While we would expect most of the errors and omissions claims made against us (subject to our self-insured deductibles) to be covered by our professional indemnity insurance, our results of operations, financial condition and liquidity may be materially and adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be materially and adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

We may lose clients or business as a result of consolidation within the financial services industry.
There has been considerable consolidation in the financial services industry, driven primarily by the acquisition of small and mid-size organizations by larger entities. We expect this trend to continue. As a result, we may lose business or suffer decreased revenues from retail insurance brokerage firms that are acquired by other firms. Similarly, we may lose business or suffer decreased revenues if one or more of our Payment Protection clients or distributors consolidate or align themselves with other companies. To date, our business has not been materially affected by consolidation. However, we may be affected by industry consolidation that occurs in the future, particularly if any of our significant clients are acquired by organizations that already possess the operations, services and products that we provide.

Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our strategic goals, which may materially and adversely affect our business.
We may not be successful in developing and implementing our strategic plans for our businesses or the operational plans that have been or need to be developed to implement these strategic plans. If the development or implementation of such plans is not successful, we may not produce the revenue, margins, earnings or synergies that we need to be successful. We may also face delays or difficulties in implementing product, process and system improvements, which could adversely affect the timing or effectiveness of margin improvement efforts in our businesses and our ability to successfully compete in the markets we serve. The execution of our strategic and operating plans will, to some extent, also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to continue to be assessed and reassessed to meet the challenges and needs of our businesses in order for us to remain competitive. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material and adverse effect on our business or results of operations.

We may not effectively manage our growth, which could materially harm our business.
The growth of our business has placed and may continue to place significant demands on our management, personnel, systems and resources. To manage our growth, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our personnel. We must also maintain close coordination among our technology, compliance, risk management, accounting, finance, marketing and sales organizations. We may not manage our growth effectively, and if we fail to do so, our business could be materially and adversely harmed.

If we continue to grow, we may be required to increase our investment in facilities, personnel and financial and management systems and controls. Continued growth may also require expansion of our procedures for monitoring and assuring our compliance with applicable regulations and that we recruit, integrate, train and manage a growing employee base. The expansion of our existing businesses, our expansion into new businesses and the resulting growth of our employee base increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. We may not be successful in implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be materially and adversely affected.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.
We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries are our principal sources of cash to meet our obligations and pay dividends, if any, on our common stock. These obligations include our operating expenses and interest and principal payments on our current and any future borrowings. The agreements governing our revolving credit facilities restrict our subsidiaries' ability to pay dividends or otherwise transfer cash to us. Under the agreement with SunTrust Bank and CB&T, our subsidiaries are permitted to make distributions to us if no default or event of default has occurred and is continuing at the time of such distribution. Under our agreement with Wells Fargo, our restricted subsidiary is permitted to make quarterly distributions to us if (i) both prior to and after such payment no default or event of default has occurred or is continuing or would result from such payment and (ii) such subsidiary has provided the lender under such facility its financial statements for the most recently completed quarter and certified to the lender that condition (i) above is satisfied. If the cash we receive from our subsidiaries pursuant to dividends or otherwise is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

The payment of dividends and other distributions to us by each of the regulated insurance company subsidiaries in our Payment Protection segment is regulated by insurance laws and regulations of the states in which they operate. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and our other subsidiaries, such as those relating to the shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance subsidiaries to pay dividends or share services.

Our success is dependent upon the retention and acquisition of talented people and the skills and abilities of our management team and key personnel.
Our business depends on the efforts, abilities and expertise of our senior executives, particularly our Chairman, President and Chief Executive Officer, Richard S. Kahlbaugh. Mr. Kahlbaugh and our other senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and identifying business opportunities. The loss of one or more of these key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. We do not maintain key man life insurance policies on any of our executive officers except for Mr. Kahlbaugh. If we are unable to attract and retain talented employees, it could have a material adverse effect on our business, operating results and financial condition.

We may need to raise additional capital in the future, but there is no assurance that such capital will be available on a timely basis, on acceptable terms or at all.
We may need to raise additional funds in order to grow our businesses or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis or on acceptable terms, our ability to expand, develop or enhance our services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

Risks Related to Our Payment Protection Business

Our Payment Protection business relies on independent financial institutions, lenders and retailers to distribute its services and products, and the loss of these distribution sources, or the failure of our distribution sources to sell our Payment Protection products could materially and adversely affect our business and results of operations.
We distribute our Payment Protection products through financial institutions, lenders and retailers. Our contracts with these clients are typically not exclusive and many of these clients offer payment protection services and products of our competitors. Our relationships with these clients can be canceled on relatively short notice. In addition, the distributors typically do not have any minimum performance or sales requirements and our Payment Protection revenue is dependent on the level of business conducted by the distributor as well as the effectiveness of their sales efforts for our Payment Protection products, each of which is beyond our control. The impairment of our distribution relationships, the loss of a significant number of our distribution relationships, the failure to establish new distribution relationships, the increase in sales of competitors' services and products by these distributors or the decline in their overall business activity or the effectiveness of their sales of our Payment Protection products could materially reduce our Payment Protection sales and revenues. Also, the growth of our Payment Protection business is dependent in part on our ability to identify, attract and retain new distribution relationships and successfully implement our information systems with those of our new distributors.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.
As part of our overall risk and capacity management strategy, we purchase reinsurance for a substantial portion of the risks underwritten by our Payment Protection business through captive reinsurance companies owned by our Payment Protection clients as well as third party reinsurance companies. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to renew or purchase. Our clients may face difficulties forming, capitalizing and operating captive reinsurance companies, which could impact their ability to reinsure future business that we typically cede to them. States also could impose restrictions on these reinsurance arrangements, such as requiring the insurance company subsidiary to retain a minimum amount of underwriting risk, which could affect our profitability and results of operations. Reinsurance for certain types of catastrophes generally could become unavailable or prohibitively expensive for some of our businesses. Such changes could substantially increase our exposure to the risk of significant losses from natural or man-made catastrophes and could hinder our ability to write future business.

Although the reinsurer is liable to the respective insurance subsidiary to the extent of the ceded reinsurance, the insurance company remains liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements, therefore, do not eliminate our insurance company obligation to pay claims. While the captive reinsurance companies owned by our clients are generally required to maintain trust accounts with sufficient assets to cover the reinsurance liabilities and we manage these trust accounts on behalf of these reinsurance companies, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. The inability to collect amounts due from reinsurers could have a material adverse effect on our results of operations and our financial position.

Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and our clients may not be able to continue to operate their captive reinsurance companies. As a result, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain or structure new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. Either of these potential developments could have a material adverse effect on our results of operations and financial condition.

Due to the structure of some of our commissions, we are exposed to risks related to the creditworthiness of some of our agents.
We are subject to the credit risk of some of the agents with which we contract within our Payment Protection business. We typically advance agents' commissions as part of our product offerings. These advances are a percentage of the premium charged. If we over-advance such commissions to agents, they may not be able to fulfill their payback obligations, and it could have a material adverse effect on our results of operations and financial condition.

A downgrade in the ratings of our insurer subsidiaries may materially and adversely affect relationships with clients and adversely affect our results of operations.
Claims paying ability and financial strength ratings are each a factor in establishing the competitive position of our insurance company subsidiaries. A ratings downgrade, or the potential for such a downgrade, could, among other things, materially and adversely affect relationships with clients, brokers and other distributors of our services and products, thereby negatively impacting our results of operations, and materially and adversely affect our ability to compete in our markets. Rating agencies can be expected to continue to monitor our financial strength and claims paying ability, and no assurances can be given that future ratings downgrades will not occur, whether due to changes in our performance, changes in rating agencies' industry views or ratings methodologies, or a combination of such factors.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially and adversely reduce our business results of operations and financial condition.
We maintain reserves to cover our estimated ultimate exposure for claims with respect to reported claims and incurred but not reported claims as of the end of each accounting period. Reserves, whether calculated under accounting principles generally accepted in the United States or statutory accounting principles, do not represent an exact calculation of exposure. Instead, they represent our best estimates, generally involving actuarial projections, of the ultimate settlement and administration costs for a claim or group of claims, based on our assessment of facts and circumstances known at the time of calculation. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by external factors such as changes in the economic cycle, unemployment, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues, new methods of treatment or accommodation, inflation, judicial trends, legislative changes, as well as changes in claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of income of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. In general, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases were made.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and cash and may materially and adversely affect our business and profitability.
Investment returns are an important part of our overall profitability and significant interest rate fluctuations, or prolonged periods of low interest rates, could impair our profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We have a significant portion of our investments in cash and highly liquid short-term investments. Accordingly, during prolonged periods of declining or low market interest rates, such as those we have been experiencing since 2008, the interest we receive on such investments decreases and affects our profitability. Fixed maturity and short-term investments represented 97.8% of the fair value of our total investments as December 31, 2010. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected on our balance sheet. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

We employ asset/liability management strategies to reduce the adverse effects of interest rate volatility and to increase the likelihood that cash flows are available to pay claims as they become due. Our asset/liability management strategies may fail to eliminate or reduce the adverse effects of interest rate volatility, and significant fluctuations in the level of interest rates may therefore have a material adverse effect on our results of operations and financial condition.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and municipal bonds. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in the recognition of investment losses. The value of our investments may be materially and adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2010 fixed maturity securities represented 64.9% of the fair value of our total invested assets and cash. Our fixed maturity portfolio may include below investment grade securities (rated "BB" or lower by nationally recognized securities rating organizations). At December 31, 2010, we did not have any investments rated BB or lower. These investment generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our BPO Business

A significant portion of our BPO revenues are attributable to one client, and any loss of business from, or change in our relationship with this client could materially and adversely affect our business, results of operations and financial condition.
We have derived and are likely to continue to derive a significant portion of our BPO revenues from a limited number of clients. Specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC") accounted for 66.8%, 56.8%, and 52.4% of our BPO revenues for the years ended December 31, 2010, 2009, 2008, respectively. The loss of business from any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations and financial condition.

The profitability of our BPO business will suffer if we are not able to price our outsourcing services appropriately, maintain asset utilization levels and control our costs.
The profitability of our BPO business is largely a function of the efficiency with which we utilize our assets and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including hiring and assimilating new employees, forecasting demand for our services and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients' perceptions of our ability to add value through our services, competition, the introduction of new services or products by us or our competitors and general economic conditions. Our ability to accurately estimate, attain and sustain revenues over increasingly longer contract periods could negatively impact our margins and cash flows. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. The profitability of our BPO business is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger workforce that may result and our profitability may not improve.

We enter into fixed-term contracts and per-unit priced contracts with our BPO clients, and our failure to correctly price these contracts may negatively affect our profitability.
The pricing of our services is usually included in contracts entered into with our clients, many of which are for terms of between one and three years. In certain cases, we have committed to pricing over this period with only limited sharing of risk regarding inflation. If we fail to estimate accurately future wage inflation rates or our costs, or if we fail to accurately estimate the productivity benefits we can achieve under a contract, it could have a material adverse effect on our business, results of operations and financial condition.

Some of our BPO contracts contain provisions which, if triggered, could result in the payment of penalties or lower future revenues and could materially and adversely affect our business, results of operations and financial condition.
Many of our BPO contracts contain service level and performance provisions, including standards relating to the quality of our services, that would provide our clients with the right to terminate their contract if we do not meet pre-agreed service level requirements and in the case of our contract with NUFIC, require us to pay penalties. Our contract with NUFIC also provides that, during the term of the contract and for 18 months thereafter, we may not develop or service products for NUFIC's competitors that are substantially similar to those we administer on behalf of NUFIC. Failure to meet these requirements could result in the payment of significant penalties by us to our clients which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Wholesale Brokerage Business

We may not be able to accurately forecast our commission revenues because our commissions depend on premiums charged by insurance companies, which historically have varied and, as a result, have been difficult to predict.
Our Wholesale Brokerage business derives revenue principally from commissions paid by insurance companies, brokers and agents. Commissions are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions is therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premium rates. Premium rates are determined by insurance companies based on a fluctuating market and in many cases are regulated by the states in which they operate. We have generally encountered declining rates for property and casualty insurance since late 2006.

Premium pricing within the commercial property and casualty insurance market in which we operate historically has been cyclical based on the underwriting capacity of the insurance carriers operating in this market and has been impacted by general economic conditions. In a period of decreasing insurance capacity, insurance carriers typically raise premium rates. This type of market frequently is referred to as a "hard" market. In a period of increasing insurance capacity, insurance carriers tend to reduce premium rates. This type of market frequently is referred to as a "soft" market, which the commercial P&C market has been experiencing since 2006. Because our commission rates usually are calculated as a percentage of the gross premium charged for the insurance products that we place, our revenues are affected by the pricing cycle of the market and the amount of risk that is insured. General economic conditions may impact the amount of risk that is insured by companies by affecting the value of the insured properties, the size of company workforces and the willingness of companies to self-insure certain risks to reduce insurance expenses. The frequency and severity of natural disasters and other catastrophic events can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles. The cyclical nature of premium pricing in the commercial property and casualty insurance market may make our results of operations volatile and unpredictable. To the extent that an economic downturn and/or "soft" market persist for an extended period of time, our wholesale brokerage commissions and fees, financial condition and results of operations may be materially and adversely affected.

We may experience reductions in the commission revenues we receive from risk-bearing insurance companies as these insurance companies seek to reduce their expenses by reducing commission rates payable to non-affiliated brokers or agents such as us, which may significantly affect the profitability of our Wholesale Brokerage business.
As traditional risk-bearing insurance companies continue to outsource the production of premium revenues to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect the profitability of our Wholesale Brokerage business. Because we do not determine the timing or extent of premium pricing changes, we may not be able to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets to account for unexpected changes in revenues, and any decreases in premium rates may have a material adverse effect on our results of operations.

The loss of the services of any of our highly qualified brokers could harm our business and operating results.
Our future performance depends on our ability to recruit and retain highly qualified brokers, including brokers who work in the businesses that we have acquired or may acquire in the future. Competition for productive brokers is intense, and our inability to recruit or retain these brokers could harm our business and operating results. While many of our senior brokers own an equity interest in us and many have entered into employment agreements with us, these brokers may not serve the term of their employment agreements or renew their employment agreements upon expiration. Moreover, any of the brokers who leave our firm may not comply with the provisions of their employment agreements that preclude them from competing with us or soliciting our customers and employees, or these provisions may not be enforceable under applicable law or sufficient to protect us from the loss of any business. In addition, we do not have employment, non-competition or non-solicitation agreements with all of our brokers. We may not be able to retain or replace the business generated by a broker who leaves our firm or replace that broker with an equally qualified broker who is acceptable to our clients.

Because our Wholesale Brokerage business is highly concentrated in California, adverse economic conditions or regulatory changes in that state could materially and adversely affect our financial condition.
A significant portion of our Wholesale Brokerage business is concentrated in California. For the years ended December 31, 2010 and 2009, $17.3 million and $15.9 million, respectively, or 74.3% and 70.5%, respectively, of Bliss & Glennon's wholesale brokerage commissions and fees that are attributable to a specific office were generated by its California offices. We believe the regulatory environment for insurance intermediaries in this state currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws, and state insurance regulators may adopt regulations, that adversely affect the profitability of insurance industries in their states. Because our

Wholesale Brokerage business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could have a material adverse effect on our financial condition, results of operations and cash flows.

If insurance carriers begin to transact business without relying on wholesale insurance brokers, our business, results of operations, financial condition and cash flows could suffer.
Our Wholesale Brokerage business acts as an intermediary between retail agents and insurance carriers that, in some cases, will not transact business directly with retail insurance brokers and agents. If insurance carriers change the way they conduct business and begin to transact business with retail agents without including us or if retail agents are enabled to transact business directly with insurance carriers as a result of changes in the surplus lines and specialty insurance markets, technological advancements or other factors, our role in the distribution of surplus lines and specialty insurance products could be eliminated or substantially reduced, and our business, results of operations, financial condition and cash flows could suffer.

Our growth strategy may involve opening or acquiring new offices and will involve hiring new brokers and underwriters for our Wholesale Brokerage business, which will require substantial investment by us and may materially and adversely affect our results of operations and cash flows in a particular period.
Our ability to grow our Wholesale Brokerage business organically depends in part on our ability to open or acquire new offices and recruit new brokers and underwriters. We may not be successful in any efforts to open new offices or hire new brokers or underwriters. The costs of opening a new office and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancelable lease agreements. It has been our experience that our new Wholesale Brokerage offices may not achieve profitability on a stand-alone basis until they have been in operation for at least three years. In addition, we often hire new brokers and underwriters with the expectation that they will not become profitable until 12 months after they are hired. The cost of investing in new offices, brokers and underwriters may have a material adverse effect on our results of operations and cash flows in future periods. Moreover, we may not be able to recover our investments or these offices, brokers and underwriters may not achieve profitability.

Our financial results may be materially and adversely affected by the occurrence of catastrophes.
Portions of our Wholesale Brokerage business involve the placement of insurance policies that cover losses from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters, including acts of terrorism. The incidence and severity of these catastrophes in any given period are inherently unpredictable, and climate change could further exacerbate the severity and frequency of weather-related events. We are generally eligible to earn profit commissions, which are commissions we receive from carriers based upon the ultimate profitability of the business that we place with those carriers. The occurrence and severity of catastrophes could impair the amount of profit commissions that we receive in the future which could have a material adverse effect on our results of operations and financial condition.

We are subject to risks related to our profit commission arrangements and other compensation arrangements.
We derive a portion of our Wholesale Brokerage revenues from profit commissions based on the profitability of the insurance business we place with a carrier. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by some carriers, we cannot predict the receipt of these profit commissions and the amount of such profit commissions may be less than we anticipated. Because profit commissions affect our revenues, any decrease in such amounts could have a material adverse effect on our results of operations and financial condition.

In addition, other companies have been the subject of investigations regarding profit commission arrangements by various governmental authorities within the past several years. Some of these investigations have focused on whether retail insurance brokers have adequately disclosed to their customers the receipt of profit commissions that are paid by insurance carriers to brokers based on the volume of business placed by the broker with the insurance carrier and other factors. We have not been subject to any investigations that are focused on our disclosure of profit commissions. The legislatures of various states may adopt new laws addressing profit commission arrangements, including laws limiting or prohibiting such arrangements, and adding new or different disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While we cannot predict the outcome of future governmental actions regarding commission payment practices or the responses by the market and government regulators, any unfavorable resolution of these matters could have a material adverse effect on our results of operations.

Risks Related to Regulatory and Legal Matters

We are subject to extensive governmental laws and regulations, which increase our costs and could restrict the conduct of our business.
Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation or compliance could reduce our profitability or limit our growth by increasing the costs of compliance, limiting or restricting the products or services we sell, or the methods by which we sell our services and products, or subjecting our businesses to the possibility of regulatory actions or proceedings. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities have broad discretion to grant, renew or revoke licenses and approvals and to implement new regulations. We may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in any jurisdiction in which we operate. No assurances can be made that our businesses can continue to be conducted in each jurisdiction as they have been in the past. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states establish insurance departments with broad powers with respect to matters, such as:

•	licensing and authorizing companies and agents to transact business;

•	regulating capital and surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating the ability of companies to enter and exit markets;

•	imposing statutory accounting requirements and annual statement disclosures;

•	approving changes in control of insurance companies;

•	regulating premium rates, including the ability to increase or maintain premium rates;

•	regulating trade and claims practices;

•	regulating certain transactions between affiliates;

•	regulating reinsurance arrangements, including the balance sheet credit that may be taken by the ceding or direct insurer;

•	mandating certain insurance benefits;

•	regulating the content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases;

•	regulating market conduct and sales practices of insurers and agents, including compensation arrangements; and

•	regulating a variety of other financial and non-financial components of an insurer's business.

Our non-insurance operations and certain aspects of our insurance operations are subject to various federal and state regulations, including state and federal consumer protection, privacy and other laws. An insurer's ability to write new business is partly a function of its statutory surplus. Maintaining appropriate levels of surplus as measured by Statutory Accounting Principles is considered important by insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, a downgrade by rating agencies or enforcement action by regulatory authorities.

We may be unable to maintain all required licenses and approvals and, despite our best efforts, our business may not fully comply with the wide variety of applicable laws and regulations or the relevant regulators' interpretation of such laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals or to limit or restrain operations in their jurisdiction. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from operating, limit some or all of our activities or financially penalize us. These types of actions could have a material adverse effect on our results of operations and financial condition.

Failure to protect our clients' confidential information and privacy could result in the loss of reputation and customers, reduction in our profitability and subject us to fines, penalties and litigation.
We retain confidential information in our information systems, and we are subject to a variety of privacy regulations and confidentiality obligations. For example, some of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect confidential information we obtain from our clients. These obligations generally require us, in accordance with applicable laws, to protect such information to the same extent that we protect our own confidential information. We have implemented physical, administrative and logical security systems with the intent of maintaining the physical security of our facilities and systems and protecting our, our clients' and their customers' confidential information and personally-identifiable information against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of data. Despite such efforts, we are subject to a breach of our security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. Anyone who is able to circumvent our security measures and penetrate our information systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, most states require that customers be notified if a security breach results in the disclosure of personally-identifiable customer information. Any compromise of the security of our information systems that results in inappropriate disclosure of such information could result in, among other things, unfavorable publicity and damage to our reputation, governmental inquiry and oversight, difficulty in marketing our services, loss of clients, significant civil and criminal liability and the incurrence of significant technical, legal and other expenses, any of which may have a material adverse effect on our results of operations and financial condition.

Changes in regulation may reduce our profitability and limit our growth.
Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may have a material adverse effect on our results of operations and financial condition. Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	prohibiting retailers from providing debt cancellation policies;

•	prohibiting insurers from fronting captive reinsurance arrangements;

•	placing or reducing interest rate caps on the consumer finance products our clients offer;

•	limitations or imposed reductions on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of increased fines, taxes or other penalties for improper licensing, the failure to promptly pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	restrictions on the ability to offer certain types of products;

•	new or different disclosure requirements on certain types of products; and

•	imposition of new or different requirements for coverage determinations.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners ("NAIC") and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our costs under our Payment Protection products. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new services and products and increase our claims exposure on policies we issued previously. In addition, the NAIC's proposed expansion of the Market Conduct Annual Statement could increase the likelihood of examinations of insurance companies operating in niche markets. Court decisions that impact the insurance industry could result in the release of previously protected confidential and privileged information by departments of insurance, which could increase the risk of litigation.

Traditionally, the U.S. federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, privacy, tort reform legislation and taxation. In view of recent events involving certain financial institutions and the financial markets, Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which provides for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy.

Under the Dodd-Frank Act, the Federal Insurance Office will be established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority would likely extend to all lines of insurance that our insurance subsidiaries write. The director of the Federal Insurance Office will serve in an advisory capacity to the Financial Stability Oversight Council and have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to the financial stability of the U.S. economy. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements and would streamline the regulation of reinsurance and surplus lines insurance. At this time, we cannot assess whether any other proposed legislation or regulatory changes will be adopted, or what impact, if any, the Dodd-Frank Act or any other legislation or changes could have on our results of operations, financial condition or liquidity.

Further, in a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment.

With respect to the property and casualty insurance policies our Payment Protection business underwrites, federal legislative proposals regarding National Catastrophe Insurance, if adopted, could reduce the business need for some of the related products we provide. Additionally, as the U.S. Congress continues to respond to the recent housing foreclosure crisis, it could enact legislation placing additional barriers on creditor-placed insurance.

With regard to payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders' sales of those products. Our ability to administer those products on behalf of financial institutions is dependent upon their continued ability to sell those products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our administration services and fees revenues would be adversely affected. The Dodd-Frank Act created a new Bureau of Consumer Financial Protection within the Federal Reserve, which will add new regulatory oversight for these lender products. The full impact of this oversight cannot be determined until the Bureau has been established and implementing regulations are put in place.

In recent years, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Existing legislation in most states requires customer notification in the event of a data security breach. In addition, some states are adopting laws and regulations requiring minimum information security practices with respect to the collection and storage of personally-identifiable consumer data, and several bills before Congress contain provisions directed to national information security standards and breach notification requirements. Several significant legal, operational and reputational risks exist with regard to a data breach and customer notification. A breach of data security requiring public notification can result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of clients and reduction of our profitability.

Our business is subject to risks related to litigation and regulatory actions.
We may be materially and adversely affected by judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future, or from investigations by regulatory bodies or administrative agencies. From time to time, we have had inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Such inquiries may result in various audits, reviews and investigations. An adverse outcome of any investigation by, or other inquiries from, such bodies or agencies could have a material adverse effect on us and result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, changes in personnel, and increased review and scrutiny of us by our clients, regulatory authorities, potential litigants, the media and others.

In particular, our insurance-related operations are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which we do business. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells and administers its products. Therefore, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;

•	disputes over claim payment amounts and compliance with individual state regulatory requirements;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with taxation and insurance authorities regarding our tax liabilities;

•	periodic examinations of compliance with applicable federal and state laws; and

•
industry-wide investigations regarding business practices including, but not limited to, the use of finite reinsurance and the marketing and refunding of insurance policies or certificates of insurance.

The prevalence and outcomes of any such actions cannot be predicted, and such actions or any litigation may have a material adverse effect on our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.

In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multi-party or class action claims may present additional exposure to substantial economic, non-economic and/or punitive damage awards. The success of even one of these claims, if it resulted in a significant damage award or a detrimental judicial ruling could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of liability or recovery may evolve or what their impact may be on our businesses.

We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the industries in which we operate or our business. In light of the regulatory and judicial environments in which we operate, we will likely become subject to further investigations and lawsuits from time to time in the future. Our involvement in any investigations and lawsuits would cause us to incur legal and other costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially and adversely affected by the negative publicity for the insurance and other financial services industries related to any such proceedings and by any new industry-wide regulations or practices that may result from any such proceedings.

Risks Related to Our Indebtedness

Our indebtedness may limit our financial and operating activities and may materially and adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2010, we had total indebtedness and redeemable preferred stock of $82.8 million. During the year ended December 31, 2010, our annual debt service requirement was $8.5 million. Our debt service obligations vary annually based on our variable rate indebtedness and redeemable preferred stock. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including financial and other restrictive covenants, which could result in an event of default under the agreements governing our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above-listed factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increases in interest rates could increase interest payable under our variable rate indebtedness and a portion of our redeemable preferred stock.
We are subject to interest rate risk in connection with our variable rate indebtedness and a portion of our redeemable preferred stock, which totaled $36.7 million and $2.0 million, respectively, at December 31, 2010. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

Despite our indebtedness levels, we and our subsidiaries may still be able to incur more indebtedness, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our indebtedness. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our indebtedness could intensify.

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.
The agreements governing our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to pursue our business strategies or undertake actions that may be in our best interests. The agreements governing our indebtedness include covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt;

•	incur liens;

•	complete mergers, consolidations and dissolutions;

•	sell certain of our assets that have been pledged as collateral; and

•	undergo a change in control.

Our assets have been pledged to secure some of our existing indebtedness.
Our revolving credit facility with SunTrust Bank is secured by substantially all of our property and assets and property and assets owned by LOTS Intermediate Co. and certain of our subsidiaries that act as guarantors of our existing indebtedness. Such assets include the stock of LOTS Intermediate Co. and the right, title and interest of the borrowers and each guarantor in their respective material real estate property, fixtures, accounts, equipment, investment property, inventory, instruments, general intangibles, money, cash or cash equivalents, software and other assets and, in each case, the proceeds thereof, subject to certain exceptions. The total carrying value of all our assets was $541.5 million as of December 31, 2010. In the event of a default under our indebtedness, the lender could foreclose against the assets securing such obligations. A foreclosure on these assets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Technology and Intellectual Property

Our information systems may fail or their security may be compromised, which could damage our business and materially and adversely affect our results of operations and financial condition.
Our business is highly dependent upon the effective operation of our information systems and our ability to store, retrieve, process and manage significant databases and expand and upgrade our information systems. We rely on these systems throughout our businesses for a variety of functions, including marketing and selling our Payment Protection products, providing our BPO services, managing our operations, processing claims and applications, providing information to clients, performing actuarial analyses and maintaining financial records. The interruption or loss of our information processing capabilities through the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications failure or damage caused by weather or natural disasters or any other significant disruptions could harm our business, ability to generate revenues, client relationships, competitive position and reputation. Although we have additional data processing locations in Jacksonville, Florida and Atlanta, Georgia, disaster recovery procedures and insurance to protect against certain contingencies, such measures may not be effective or insurance may not continue to be available at reasonable prices, cover all such losses or be sufficient to compensate us for the loss of business that may result from any failure of our information systems. In addition, our information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable our information systems and our security measures may not prevent such attacks. The failure of our systems as a result of any security breaches, intrusions or attacks could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.

The failure to effectively maintain and modernize our systems to keep up with technological advances could materially and adversely affect our business.
Our businesses are dependent upon our ability to ensure that our information systems keep up with technological advances. Our ability to keep our systems integrated with those of our clients is critical to the success of our businesses. If we do not effectively maintain our systems and update them to address technological advancements, our relationships and ability to do business with our clients may be materially and adversely affected. Our businesses depend significantly on effective information systems, and we have many different information systems for our various businesses. We must commit significant resources to maintain and enhance existing information systems and develop new systems that allow us to keep pace with continuing changes in information processing technology, evolving industry, regulatory and legal standards and changing client preferences. A failure to maintain effective and efficient information systems, or a failure to efficiently and effectively consolidate our information systems and eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition or our ability to do business in particular jurisdictions. If we do not effectively maintain adequate systems, we could experience adverse consequences, including:

•	the inability to effectively market and price our services and products and make underwriting and reserving decisions;

•	the loss of existing clients;

•	difficulty attracting new clients;

•	regulatory problems, such as a failure to meet prompt payment obligations;

•	internal control problems;

•	exposure to litigation;

•	security breaches resulting in loss of data; and

•	increases in administrative expenses.

Our success will depend, in part, on our ability to protect our intellectual property rights and our ability not to infringe upon the intellectual property rights of third parties.
The success of our business will depend, in part, on preserving our trade secrets, maintaining the security of our know-how and data and operating without infringing upon patents and proprietary rights held by third parties. Failure to protect, monitor and control the use of our intellectual property rights could cause us to lose a competitive advantage and incur significant expenses. We rely on a combination of contractual provisions, confidentiality procedures and copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our brands, technology and data. These legal measures afford only limited protection, and competitors or others may gain access to our intellectual property and proprietary information.

Our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure. Our trademarks could be challenged, forcing us to re-brand our services or products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands or licensing. If we are found to have infringed upon the intellectual property rights of third parties, we may be subject to injunctive relief restricting our use of affected elements of intellectual property used in the business, or we may be required to, among other things, pay royalties or enter into licensing agreements in order to obtain the rights to use necessary technologies, which may not be possible on commercially reasonable terms, or redesign our systems, which may not be feasible.

Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. The intellectual property laws and other statutory and contractual arrangements we currently depend upon may not provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, data, technology and other services and products. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could have a material adverse effect on our business, results of operation and financial condition.

Risks Related to Our Common Stock

There may not be an active, liquid trading market for our common stock.
Prior to the Company's Initial Public Offering, there had been no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of a trading market on the New York Stock Exchange or how liquid that market may become. If an active trading market does not develop, you may have difficulty selling any of our common stock that you purchase.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.
We have historically operated our business as a private company. Since the completion of our IPO we have been required to file with the SEC annual and quarterly information and other reports that are specified the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange, and certain provisions of the Sarbanes-Oxley Act of 2002, ("SOX") and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and New York Stock Exchange rules;

•	create or expand the roles and duties of our board of directors and committees of the board;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	supplement our internal accounting and auditing function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	enhance our internal audit and tax functions;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

Our internal control over financial reporting has not been tested and may not meet the standards required by Section 404 of SOX and the failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of SOX could materially and adversely affect us.
Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures over financial reporting. Our internal control over financial reporting may not currently meet the standards required by Section 404, standards that we will be required to meet in the course of preparing our 2011 financial statements. We are currently documenting our internal controls, and evaluating the design effectiveness of our processes and will begin evaluating the operating effectiveness of our controls in accordance with Section 404.

We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We implemented several measures to improve our internal control over financial reporting, including (i) the hiring of a chief financial officer, and a vice president of internal audit and SOX compliance effective October 1, 2010, together with three additional audit professionals; (ii) increasing the headcount of qualified financial reporting personnel, including an SEC reporting manager, effective December 6, 2010; (iii) improving the capabilities of existing financial reporting personnel through training and education in the reporting requirements and deadlines set under U.S. GAAP, SEC rules and regulations and SOX and (iv) transitioning to an Oracle platform for our general ledger, purchasing and accounts payable systems.

If, as a public company, we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

If we are unable to comply we would incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 61.4% of our outstanding common stock. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

We expect that our stock price will fluctuate significantly, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above the initial public offering price.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts' reports or recommendations;

•	investor perceptions of us and the industries in which we operate;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. At December 31, 2010 we had 20,256,735 shares of common stock outstanding. Our directors, executive officers and affiliates hold 12,903,019 of these shares, some of which are subject to vesting. After the lock-up agreements, entered into in connection with our IPO, have expired and holding periods subject to Rule 144 have elapsed, these shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, publish research or reports containing negative information about our business, adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Some provisions of Delaware law and our amended and restated certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.
Our amended and restated certificate of incorporation and bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting;

•	restrictions on the ability of our stockholders to remove a director or fill a vacancy on the board of directors;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	the absence of cumulative voting in the election of directors;

•	a prohibition of action by written consent of stockholders unless such action is recommended by all directors then in office; and

•	advance notice requirements for stockholder proposals and nominations.

These provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our non-controlling stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Applicable insurance laws may make it difficult to effect a change in control of us.
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in Delaware, Georgia and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of our capital stock generally will be presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

In addition, the laws of many states contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company subsidiary that transacts business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change in control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that conditions, such as undue market concentration, would result from the change in control.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

We do not anticipate paying any cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and for general corporate purposes. We do not intend to pay any dividends to holders of our common stock. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 31, 2010, Fortegra Financial leased its principal executive offices located at 100 West Bay Street, Jacksonville, FL 32202, consisting of approximately 50,000 square feet. In October 2010, Fortegra terminated the aforementioned lease and entered into a new 11 year lease for approximately 58,000 square feet of office space at 10151 Deerwood Park Boulevard, Building 100, Jacksonville, FL, 32256. The new lease will commence upon the substantial completion of all necessary leasehold improvements which occurred on March 1, 2011.

In addition, we lease approximately 100,000 square feet of office space in approximately 20 locations throughout the United States. Most of our leases have lease terms of three to five years with provisions for renewals. We believe our properties are adequate for our business as presently conducted. Please refer to the footnotes, "Property and Equipment" and "Leases", in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information.

ITEM 3. LEGAL PROCEEDINGS
We are a party to claims and litigation in the normal course of our operations. We believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In our Payment Protection business, we are currently a defendant in lawsuits which relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim. We consider such litigation customary in our line of business. In our opinion, the ultimate resolution of such litigation, which we are vigorously defending, should not be material to our financial position, results of operations or cash flows. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the Symbol "FRF" and began trading on December 17, 2010. At December 31, 2010, there were 20,256,735 shares of our common stock outstanding, held by approximately 32 stockholders of record. The table below sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE Composite Tape since our IPO.

2010	High	Low	Cash Dividends Per Share
Fourth Quarter (since December 17, 2010)	$11.30	$10.90	$—

Dividend and Issuer Purchases of Equity Securities
For the quarter ended December 31, 2010, the Company did not have any purchases of its stock.

We have not declared or paid cash dividends on our common stock in the past two years. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will take into account: restrictions in our debt instruments; general economic business conditions; our financial condition and results of operations; the ability of our operating subsidiaries to pay dividends and make distributions to us; and such other factors as our board of directors may deem relevant.

Our 2011 Proxy Statement includes information relating to the compensation plans under which our equity securities are authorized for issuance, under the heading "Equity Compensation Plan," and we incorporate such information herein by reference. Please refer to the footnote, "Stock-Based Compensation", in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information relating to our compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities
During the year ended December 31, 2010, we made sales of the following unregistered securities:

1.	On December 7, 2010, we issued and sold 15,750 shares of common stock to an employee for $1.55 per share pursuant to the exercise price of a stock option under our 1995 Stock Option Plan.

Use of Proceeds from Registered Securities
On December 22, 2010, we closed our IPO, in which 6,000,000 shares of common stock were sold at a price to the public of $11 per share. We sold 4,265,637 shares of our common stock in the offering and selling stockholders sold 1,734,363 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $66.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-169550), which was declared effective by the SEC on December 16, 2010. The offering commenced as of December 16, 2010 and terminated before all but 900,000 shares of our common stock (which were subject to the underwriters' over-allotment option) registered in the registration statement were sold. Piper Jaffray & Co. acted as representatives of the underwriters. We raised approximately $40.7 million in net proceeds after deducting underwriting discounts and commissions and estimated expenses payable by us in connection with the IPO. We used the net proceeds received from the IPO to pay down approximately $8.9 million of our revolving credit facility, $20.6 million to repay, in full, our outstanding subordinated debentures and $14.1 million to pay the conversion amount on our Class A common stock. From the $14.1 million paid for the conversion of our Class A common stock, $14.0 million was paid to affiliates of Summit Partners and $0.1 million was paid to other holders of our Class A common stock, including certain of our executive officers. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the initial public offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 17, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited consolidated financial statements. On June 20, 2007, affiliates of Summit Partners acquired a majority of our capital stock. All periods prior to June 20, 2007 are referred to as "Predecessor," and all periods including and after such date are referred to as "Successor." The consolidated financial statements for all Successor periods are not comparable to those of the Predecessor periods. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related footnotes included in Part II, Item 8 of this Annual Report. All acquisitions of Fortegra during the five years ended December 31, 2010 are included in results of operations since their respective dates of acquisition.

(in thousands, except shares and per share amounts)	Successor				Predecessor
Consolidated Statement of Income Data:	Years Ended December 31,			June 20, 2007 to December 31, 2007	January 1, 2007 to June 19, 2007	Year Ended December 31, 2006
	2010	2009	2008
Revenues:
Service and administrative fees	$34,145	$31,829	$24,279	$10,686	$8,165	$16,708
Wholesale brokerage commissions and fees	24,620	16,309	—	—	—	—
Ceding commission	28,767	24,075	26,215	13,733	10,753	19,538
Net investment income	4,073	4,759	5,560	3,411	2,918	5,308
Net realized gains (losses)	650	54	(1,921)	(348)	516	962
Net earned premium	111,805	108,116	112,774	68,219	64,906	132,438
Other income	230	971	178	28	353	1,587
Total revenues	204,290	186,113	167,085	95,729	87,611	176,541

Expenses:
Net losses and loss adjustment expenses	36,035	32,566	29,854	20,324	21,224	41,857
Commissions	71,003	70,449	81,226	45,275	42,638	85,516
Personnel costs	36,361	31,365	21,742	10,722	9,409	20,834
Other operating expenses	22,873	22,291	12,225	8,508	7,118	15,093
Depreciation	1,396	801	532	243	221	513
Amortization	3,232	2,706	2,097	1,049	—	—
Interest expense	8,464	7,800	7,255	4,130	1,169	1,973
Total expenses	179,364	167,978	154,931	90,251	81,779	165,786

Income before income taxes and
non-controlling interest	24,926	18,135	12,154	5,478	5,832	10,755
Income taxes	8,703	6,551	4,208	1,761	1,983	3,530
Income before non-controlling interest	16,223	11,584	7,946	3,717	3,849	7,225
Less: net income (loss)
attributable to non-controlling interest	20	26	(82)	64	34	161
Net income	$16,203	$11,558	$8,028	$3,653	$3,815	$7,064

Earnings per share:
Basic	$1.02	$0.75	$0.55	$0.25	$0.19	$0.36
Diluted	0.94	0.69	0.52	0.24	0.18	0.33
Weighted average common shares outstanding
Basic	15,929,181	15,388,706	14,549,703	14,524,466	20,051,141	19,831,061
Diluted	17,220,029	16,645,928	15,520,108	15,515,750	21,148,271	21,409,164

Consolidated statement of cash flows data:
Operating activities	$13,102	$13,393	$12,998	$10,265	$2,518	$8,592
Investing activities	(29,801)	(26,532)	(26,069)	(10,297)	22,424	(8,208)
Financing activities	30,148	20,997	(1,875)	(571)	(474)	(1,925)

(in thousands)	At December 31,
	Successor				Predecessor
	2010	2009	2008	2007	2006
Consolidated balance sheet data:
Cash and cash equivalents	$43,389	$29,940	$22,082	$43,495	$16,836
Total assets	541,535	478,626	442,369	416,300	297,317
Notes payable	36,713	31,487	20,000	21,079	7,400
Preferred trust securities	35,000	35,000	35,000	35,000	—
Redeemable preferred securities	11,040	11,540	11,540	11,540	21,740
Total stockholders’ equity	123,887	80,793	57,021	51,473	35,747

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis represents an overview of our results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Annual Report.

Overview
We are an insurance services company that provides distribution and administration services and insurance-related products to insurance companies, insurance brokers and agents and other financial services companies in the United States. We sell our services and products directly to businesses rather than directly to consumers.

We began nearly 30 years ago as a provider of credit insurance products and, through our transformational efforts, have evolved into a diversified insurance services company. We now leverage our proprietary technology infrastructure, internally developed best practices and access to specialty insurance markets to provide our clients with distribution and administration services and insurance-related products. Our services and products complement consumer credit offerings, provide outsourcing solutions designed to reduce the costs associated with the administration of insurance and other financial products and facilitate the distribution of excess and surplus lines insurance products through insurance companies, brokers and agents. These services and products are designed to increase revenues, improve customer value and loyalty and reduce costs for our clients.

We intend to take advantage of embedded growth opportunities and new market development through geographic expansion, expanding our products and service presence with existing clients and acquiring complementary businesses. To support our growth initiatives, we continue to focus on adding enhanced features to our existing information systems and developing new processes to enhance efficiency, drive economies of scale and provide additional competitive advantages.

We operate in three business segments: Payment Protection, BPO and Wholesale Brokerage.

•
Our Payment Protection segment, marketed under our Life of the South, Continental Car Club and United Motor Club brands, delivers credit insurance, debt protection, warranty and service contracts and car club solutions to consumer finance companies, regional banks, community banks, retailers, small loan companies, warranty administrators, automobile dealers, vacation ownership developers and credit unions. Our clients then offer these products to their customers in conjunction with consumer finance transactions. Our Payment Protection segment specializes principally in providing products that protect consumer lenders and their borrowers from death, disability or other events that could otherwise impair their borrowers' ability to repay a debt. We typically maintain long-term business relationships with our clients.

•
Our BPO segment, marketed under the Consecta brand, provides a broad range of administrative services tailored to insurance and other financial services companies. Our BPO business is our most technology-driven segment. Through our operating platform, which utilizes our proprietary technology, we provide sales and marketing support, premium billing and collections, policy administration, claims adjudication and call center management services on behalf of our clients.

•
Our Wholesale Brokerage segment is marketed under our Bliss & Glennon and South Bay Acceptance brands. Bliss & Glennon is one of the largest surplus lines brokers in California according to the Surplus Line Association of California, and ranked in the top 20 wholesale brokers in the United States in 2009 by premium volume according to Business Insurance, an industry publication. We acquired Bliss & Glennon in April 2009. This business segment uses a wholesale model to sell specialty property and casualty ("P&C") and surplus lines insurance through retail insurance brokers and agents and insurance companies. We believe that our emphasis on customer service, rapid responsiveness to submissions and underwriting integrity in this segment has resulted in high customer satisfaction among retail insurance brokers and agents and insurance companies.

Corporate History
We were incorporated in 1981 and initially provided credit life and disability insurance for financial institutions, primarily small community banks in Georgia, and their customers under our Life of the South brand. From 1994 to 2003, through a series of strategic acquisitions and organic growth, we expanded our payment protection client or producer base to include consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks throughout the United States. During this period, we expanded our product and service offerings to include credit property, debt cancellation and warranty products. In 2008, we changed our name from Life of the South Corporation to Fortegra Financial Corporation.

In 2003, we continued the expansion of our administrative capabilities for insurance and payment protection products to customers of financial institutions. We utilized our proprietary technology enhancements to support mass marketing and began providing fulfillment of life and health insurance products. We previously operated our BPO business under the LOTSolutions brand. In 2007, we expanded our BPO segment to provide services to finance companies owned by industrial equipment manufacturers. We entered into the asset recovery business in December 2008 through our acquisition of CIRG, a third-party administrator serving commercial lending institutions for pre-collections, recovery, deficiency collections, dealer inventory seizures and management of asset portfolio run-off. Our asset recovery business is part of our BPO segment.

In March 2008, we acquired Gulfco Life Insurance Company to expand the presence of our Payment Protection segment in the Louisiana market. In December 2008, we acquired Darby & Associates, a wholesale provider of payment protection products in North Carolina. This acquisition expanded our Payment Protection segment in North Carolina, which is that segment's third largest state in terms of 2009 revenues and an important foothold with our consumer finance company clients (our largest distribution channel within the Payment Protection segment). In April 2009, we acquired Bliss & Glennon, an excess and surplus lines wholesale insurance broker, and entered into the wholesale brokerage business, which continued our strategic expansion of specialized and administration services for insurance carriers and other financial services businesses.

In 2010, we commenced marketing our BPO segment under the Consecta brand. Through our February 2010 acquisition of South Bay Acceptance Corporation, we expanded into premium finance to support our Wholesale Brokerage segment. In May 2010, we acquired Continental Car Club, which provides car club memberships through consumer finance companies, to enable our Payment Protection segment to expand into the roadside assistance market. In September 2010, we acquired United Motor Club, which also provides car club memberships through consumer finance companies.

We historically have used a combination of cash on hand and borrowings under our lines of credit to pay the purchase price of our acquisitions. The following table summarizes our acquisition activity for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
(in thousands, except number of acquisitions closed)	2010	2009	2008
Number of acquisitions closed (1)	3	1	3
Total cash consideration (1)	$22,248	$40,500	$2,265
(1) Includes the purchase of Gulfco Life Insurance Company in 2008. Gulfco Life Insurance Company was acquired for cash consideration equal to its statutory surplus and the value of the single state license. As of December 31, 2009, Gulfco Life Insurance Company had been merged into one of our other subsidiaries.

Summit Partners Transactions
In June 2007, entities affiliated with Summit Partners, a global growth equity investment firm, acquired 91.2% of our capital stock. The acquisition was financed through (i) $20.0 million of subordinated debentures maturing in 2013 issued to affiliates of Summit Partners, (ii) $35.0 million of preferred trust securities maturing in 2037 and (iii) an equity investment of $43.1 million by affiliates of Summit Partners. In connection with the acquisition, all of our $11.5 million of redeemable preferred stock outstanding prior to the acquisition remained outstanding and certain stockholders prior to the acquisition continued to hold such shares after the acquisition. In addition to acquiring our capital stock in the acquisition, the proceeds from the equity and debt financings were used to repay pre-transaction indebtedness of $10.1 million and pay transaction costs of $5.8 million. We refer to the foregoing transactions collectively as the "Summit Partners Transactions."

In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our capital stock for $6.0 million. In connection with the IPO, Summit Partners sold 1,548,675 shares of stock. At December 31, 2010, affiliates of Summit Partners beneficially owned 61.4% of our common stock.

Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates that affect the reported amounts of our assets, liabilities, revenues and expenses. Please see the footnote, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements, including the use of estimates, included in Item 8 of this Annual Report for additional information.

We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted. In addition, some accounting policies require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, in determining the most appropriate accounting treatment. We believe that the significant accounting estimates and policies described below are material to our financial reporting and are subject to a degree of subjectivity and/or complexity.

Investments
We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. The analysis takes into account relevant factors, both quantitative and qualitative in nature. Among the factors considered are the following: the length of time and the extent to which fair value has been less than cost; issuer-specific considerations, including an issuer's short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default; the occurrence of a significant economic event that may affect the industry in which an issuer participates; and for loan-backed and structured securities, the undiscounted estimated future cash flows as compared to the current book value. When such impairments occur, the decrease in fair value is reported in net income as a realized investment loss and a new cost basis is established.

With respect to securities where the decline in fair value is determined to be temporary and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. If we do not expect for a security's decline in fair value to be fully recovered prior to the expected time of sale, we would record an other-than-temporary impairment in the period in which the decision to sell is made.

There are inherent risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. Please see the footnote, "Investments" in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information and Item 1A - "Risk Factors - Risks Related to Our Payment Protection Business - Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our business and profitability" and "Liquidity and Capital Resources - Invested Assets" contained elsewhere in this Annual Report.

Reinsurance
Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in our consolidated balance sheets.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies, including reinsurance companies owned by our clients. The following table provides details of the reinsurance receivables balance as of December 31, 2010, and 2009:

(in thousands)	At December 31,
	2010	2009
Ceded unearned premiums:
Life	$48,342	$60,281
Accident and health	29,289	29,844
Property	65,023	57,379
Total ceded unearned premiums	142,654	147,504

Ceded claim reserves:
Life	1,421	1,929
Accident and health	9,376	9,981
Property	9,455	10,608
Total ceded claim reserves recoverable	20,252	22,518
Other reinsurance settlements recoverable	6,476	3,776
Reinsurance receivables	$169,382	$173,798

We utilize reinsurance for loss protection and capital management. See "Risk Factors - Risks Related to Our Payment Protection Business - Reinsurance may not be available or adequate to protect us against losses, and we are subject to credit risk of reinsurers."

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. We recognize depreciation expense using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture and fixtures, equipment and software. Leasehold improvements and capitalized leases are depreciated over the remaining life of the lease.

We capitalize internally developed software costs on a project-by-project basis in accordance with Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other: Internal-Use Software. All costs to establish the technological feasibility of computer software development is expensed to operations when incurred. Internally developed software development costs are carried at the lower of unamortized cost or net realizable value and are amortized based on the current and estimated useful life of the software. Amortization over the estimated useful life of five years begins when the software is ready for its intended use.

Deferred Acquisition Costs
The costs of acquiring new business and retaining existing business, principally commissions, premium taxes and certain underwriting and marketing costs that vary with and are primarily related to the processing of new business, have been deferred and are amortized as the related premium is earned. The amortization of deferred acquisition costs are recorded in commissions expense or other operating expense in our consolidated statements of income. The amortization of deferred acquisition costs related to commissions is classified as commission expense. The amortization of deferred acquisition costs related to premium taxes and certain underwriting and marketing costs is classified as other operating expenses.

Amortization of deferred acquisition costs for the years ended December 31, 2010, 2009 and 2008, totaled $57.3 million, $57.7 million and $60.6 million, respectively. We consider investment income in determining whether deferred acquisition costs are recoverable at year-end. No write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2010, 2009 and 2008.

Goodwill and Other Intangible Assets
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination.
We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to, a sustained significant decline in our market value or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment by management. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. Goodwill and other intangible assets represented $113.7 million, $93.6 million, and $57.7 million of our total assets as of December 31, 2010, 2009 and 2008, respectively.

Goodwill resulting from the Summit Partners Transactions and from acquisitions of other businesses is carried as an asset on the balance sheet and is not amortized, but is evaluated annually to determine whether impairment exists. Management assessed goodwill as of December 31, 2010, and 2009 and determined that no impairment existed as of those dates. During the third quarter of 2008, the amount of goodwill recognized as part of the Summit Partners Transactions was determined to be $31.7 million as part of the remeasurement period. During 2008, we recognized approximately $0.6 million of goodwill related to our acquisition of Darby & Associates, Inc. and approximately $1.3 million related to our acquisition of CIRG. As part of the purchase of Bliss & Glennon in April 2009, we recognized $29.9 million of goodwill and $8.7 million of other intangible assets. As part of the purchase of South Bay Acceptance Corporation in February 2010, we recognized $0.5 million of goodwill. As part of the purchase of Continental Car Club in May 2010, we recorded $11.8 million of goodwill and $1.1 million of other intangible assets. In addition, we recorded $8.5 million of goodwill and $1.4 million of other intangible assets associated with the purchase of United Motor Club in September 2010. We recorded amortization expense of $3.2 million, $2.7 million, and $2.1 million for the year ended December 31, 2010, 2009 and 2008, respectively, related to other intangible assets.

When required, we test goodwill for impairment at the reporting unit level. Following the goodwill guidance, which is included within Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, we have concluded that our reporting units for goodwill testing are equivalent to our reported business segments, excluding the corporate segment.

The following table illustrates the amount of goodwill assigned to each business segment as of December 31, 2010:

(in thousands)	Goodwill Assigned by Segment
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental Car Club	11,829
United Motor Club	8,519
Total Payment Protection	43,753

BPO:
Summit Partners Transactions	8,902
CIRG	1,337
Total BPO	10,239

Wholesale Brokerage:
Bliss & Glennon	29,917
South Bay Acceptance Corporation	478
Total Wholesale Brokerage	30,395

Total Goodwill	$84,387

Unpaid Claims
Unpaid claims are reserve estimates that are established in accordance with U.S. GAAP using generally accepted actuarial methods. Credit life, credit disability and accidental death and dismemberment ("AD&D") unpaid claims reserves include claims in the course of settlement and incurred but not reported ("IBNR"). For all other product lines, unpaid claims reserves are entirely IBNR. We use a number of algorithms in establishing our unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in force amounts, unearned premium reserves; industry recognized morbidity tables or a combination of these factors. The factors used to develop the IBNR vary by product line. However, in general terms, the factor used to develop IBNR for credit life insurance is a function of the amount of life insurance in force. The factor can vary from $0.60 to $1.00 per $1,000 of in force coverage. The factor used to develop IBNR for credit disability is a function of the pro-rata unearned premium reserve and is typically 5% of unearned premium reserve. Finally, IBNR for AD&D policies is a function of in force coverage and is currently $0.11 per $1,000 of in force coverage.

In accordance with applicable statutory insurance company regulations, our unpaid claims reserves are evaluated by appointed actuaries. The appointed actuaries perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The appointed actuaries perform their actuarial analysis each year and prepare opinions, statements and reports documenting their determinations. The appointed actuaries conduct their actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance.

Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly resulting in a consistent historical loss development pattern. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.

Our unpaid claims reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time. The process used in determining our unpaid claims reserves cannot be exact since actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. We periodically review and update our methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. We have not made any changes to our methodologies for determining unpaid claims reserves in the periods presented. For further information about our reserving methodology, see the footnote, "Unpaid Claims" in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

The following table provides unpaid claims reserve information by Payment Protection product line: (in thousands)

	As of December 31, 2010			As of December 31, 2009			As of December 31, 2008
Product Type	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve
Property	$—	$2,784	$2,784	$—	$2,090	$2,090	$—	$1,985	$1,985
Surety	—	641	641	—	740	740	—	693	693
General liability(3)	—	2,084	2,084	—	2,773	2,773	—	2,679	2,679
Credit life	526	1,967	2,493	1,029	2,170	3,199	1,101	1,907	3,008
Credit disability	118	3,731	3,849	135	4,175	4,310	155	4,093	4,248
AD&D	131	436	567	59	430	489	60	273	333
Other	—	23	23	—	32	32	—	16	16
Total	$775	$11,666	$12,441	$1,223	$12,410	$13,633	$1,316	$11,646	$12,962

(1) "In Course of Settlement" represents amounts reserved to pay claims known but are not yet paid.
(2) IBNR reserves represent amounts reserved to pay claims where the insured event has occurred and has not yet been reported. IBNR reserves for credit disability also include the net present value of future claims payment of $1,094, $1,159 and $1,201 as of December 31, 2010, December 31, 2009 and December 31, 2008, respectively.
(3) General liability primarily represents amounts reserved to pay claims on contractual liability policies behind debt cancellation products.

Prior years' incurred claims increased $0.1 million during 2010 due to the unfavorable development in payment patterns for the credit property lines of business. Incurred claims decreased $0.6 million during 2009 due to the favorable development in payment patterns for the credit property lines of business in 2009. The $2.3 million decrease in 2008 primarily resulted from a single bank customer that assumed the exposure on their block of business during that period.

Most of our credit insurance business is written on a retrospective commission basis, which permits management to adjust commissions based on claims experience. Thus, any adjustment to prior years' incurred claims in this line of business is partially offset by a change in retrospective commissions.

While management has used its best judgment in establishing the estimate of required unpaid claims, different assumptions and variables could lead to significantly different unpaid claims estimates. Two key measures of loss activity are loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. The adequacy of our unpaid claims reserves will be impacted by future trends that impact these factors.

While our cost of claims has not varied significantly from our reserves in prior periods, if the actual level of loss frequency and severity are higher or lower than expected, our paid claims will be different than management's estimate. We believe that, based on our actuarial analysis, an aggregate change that is greater than ± 10% (or 5% for each of loss frequency and severity) is not probable. The effect of higher and lower levels of loss frequency and severity levels on our ultimate cost for claims occurring in 2010 would be as follows (dollars in thousands):

Sensitivity Change in Both Loss Frequency and Severity For All Payment Protection Products	Claims Cost	Change in Claims Cost
5% higher	$13,716	$1,275
3% higher	13,198	758
1% higher	12,691	250
Base scenario	12,441	—
1% lower	12,191	(250)
3% lower	11,683	(758)
5% lower	11,166	(1,275)

Adjustments to our unpaid claims reserves, both positive and negative, are reflected in our statement of income for the period in which such estimates are updated. Because the establishment of our unpaid claims reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require our reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

Unearned Premiums
Premiums written are earned over the period that coverage is provided. Unearned premiums represent the portion of premiums that will be earned in the future and are generally calculated using the pro-rata method. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2010, 2009 and 2008, no such reserve was recorded.

Income Taxes
The calculation of tax liabilities is complex, and requires the use of estimates and judgments by management since it involves application of complex tax laws. We record our income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and are based on the enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse.

Under ASC Topic 740, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In determining whether our deferred tax asset is realizable, we considered all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carry-back or carry-forward period. We considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years and tax-planning strategies.

We believe it is more likely than not that our deferred tax assets will be realized in the foreseeable future. Accordingly, a valuation allowance has not been established. The detailed components of our deferred tax assets and liabilities are included in the footnote, "Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Contingencies
We follow the requirements of the contingencies guidance, which is included within ASC Topic 450, Contingencies. This requires management to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the midpoint of the estimated range. Contingencies affecting us include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Service and Administrative Fees

We earn service and administrative fees for a variety of activities. This includes providing administrative services for other insurance companies, debt cancellation programs, collateral tracking, and asset recovery services.

The Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policy or debt cancellation contract being administered. For example, if the credit instrument is 36 months in duration, the credit insurance policy or debt cancellation contract is also 36 months. Because we provide administrative services over the life of the policy or debt cancellation contract, we recognize service and administrative fees over the life of the insurance policy or debt cancellation contract. Accordingly, if there is a pre-term cancellation, no funds would be due to our customer. As a result, we have had no changes in earnings patterns, resulting in no prior period adjustments to total revenues or net income.

The BPO service fee revenue is recognized as the services are performed. These services include fulfillment, BPO software development and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Asset recovery service revenue is recognized upon the location of a recovered unit. Management reviews the financial results under each significant BPO contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss occurs. For the periods presented, we have not incurred a loss with respect to a specific significant BPO contract.

Wholesale Brokerage Commissions and Fees
We earn wholesale brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies. Wholesale brokerage commission income is primarily recognized when the underlying insurance policies are issued. A portion of the wholesale brokerage commission income is derived from profit agreements with insurance carriers. These commissions are received from carriers based upon the underlying underwriting profitability of the business that we place with those carriers. Profit commission income is generally recognized as revenue on the receipt of cash based on the terms of the respective carrier contracts. In certain instances, profit commission income may be recognized in advance of cash receipt where the profit commission income due to be received has been calculated or has been confirmed by the insurance carrier. We had profit commissions of $1.4 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively. See - "Revenues - Wholesale Brokerage Commissions and Fees" for a discussion of various factors that impact our wholesale brokerage commissions and fees.

Ceding Commissions
Ceding commissions earned under coinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by the assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred.

Experience adjustments are based on the claim experience of the related policy. The adjustment is calculated by adding the earned premium and investment income from the assets held in trust for our benefit less earned commissions, incurred claims and the reinsurer's fee for the coverage. Our experience adjustments, exclusive of investment income, were (in thousands):

(in thousands)	For the years ended December 31,
	2010	2009	2008
Experience Adjustments	6,072	$4,775	$6,280
See - "Revenues - Ceding Commissions" for additional information on our ceding commissions.

Net Earned Premium
Direct and assumed earned premium consists of revenue generated from the direct sale of Payment Protection insurance policies by our distributors or premiums written for Payment Protection insurance policies by another carrier and assumed by us. Whether direct or assumed, the premium is earned over the life of the respective policy. Direct and assumed earned premium are offset by premiums ceded to our reinsurers, including producer owned reinsurance companies ("PORCs"). The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Commissions

The commission costs include the commissions paid to the distributors for selling the policy. The commission costs also include retrospective commission adjustments. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance is retained by us.

Net Investment Income
Net investment income consists of investment income from our invested assets portfolio. We recognize investment income from interest payments, any amortization of premiums and accretion of discounts on securities acquired at other than par value, and dividends on equity securities, less portfolio management expenses. Our investment portfolio is primarily invested in fixed maturity securities. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates. We also have investments that carry prepayment risk, such as mortgage-backed and asset-backed securities. Actual net investment income and/or cash flows from investments that carry prepayment risk may differ from estimates at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, we may be required to reinvest those funds in lower interest-bearing investments.

Stock-Based Compensation
We record stock-based compensation in accordance with ASC 718 - Compensation - Stock Compensation, which addresses the accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the awards.

We currently have outstanding stock options under its Key Employee Stock Option Plan (1995), 2005 Equity Incentive Plan and The 2010 Omnibus Incentive Plan.

The Key Employee Stock Option Plan (1995), which was effective January 26, 1995, permits awards of incentive stock options and non-qualified stock options. We are permitted to issue up to 1,102,500 shares under this plan. Each option granted under this plan has a maximum contractual term of 10 years. The 1995 plan (but not the outstanding options granted under the plan) terminated on January 25, 2005. As of December 31, 2010, there were 258,300 options outstanding under the 1995 plan.

The 2005 Equity Incentive Plan was established on October 18, 2005 and permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock and (v) Restricted Stock Units. We are permitted to issue up to 1,312,500 shares under this plan. Each option granted under this plan has a maximum contractual term of 10 years. As of December 31, 2010, there were 1,312,500 options outstanding under the 2005 plan.

The 2010 Omnibus Incentive Plan was established on December 13, 2010 and permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock, (v) Other Stock-Based Awards, and (vi) Performance-Based Compensation Awards. We are permitted to issue up to 4,000,000 shares under this plan. Each option granted under this plan has a maximum contractual term of 10 years. As of December 31, 2010, there were 88,268 options and 160,000 restricted shares outstanding under the 2010 plan.

We have 296,724 options outstanding as of December 31, 2010 that were issued outside of the existing plans. Total options granted during 2010 were 88,268. No options were granted in 2009 while in 2008, 41,853 options were granted.

We measure stock-based compensation related to options using the calculated value method. Under that method, we estimate the fair value of each option on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. We used historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of the our stock, we have chosen to estimate its volatility, by using the average volatility of our peers. Expected dividends are based on the assumption that no dividends were expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. Assumptions related to stock option awards:

	Years Ended December 31,
	2010	2009	2008
Expected term (years)	5.0	*	5.0
Expected volatility	32.71%	*	32.87%
Expected dividends	—	*	—
Risk-free rate	2.06%	*	4.96%
* No options were granted during 2009.

A summary of options granted, exercised and canceled under these agreements for the years ended December 31, 2010 and 2009 are as follows:

(in thousands)	Options Outstanding	Exercise Price	Options Exercisable	Exercise Price
Balance, December 31, 2008	1,969,312	$2.94	1,078,455	$2.70
Granted	—	—	—	—
Vested	—	—	386,605	3.21
Exercised	(15,750)	1.55	(15,750)	1.55
Cancelled	—	—	—	—
Balance, December 31, 2009	1,953,562	$2.95	1,449,310	$2.85
Granted	88,268	11.00	—	—
Vested	—	—	402,570	3.62
Exercised	(44,185)	2.64	(44,185)	2.64
Cancelled	(41,853)	4.40	(27,032)	4.40
Balance, December 31, 2010	1,955,792	$3.29	1,780,663	$3.00
Weighted average remaining contractual term at December 31, 2010 (in years)	5.30		5.06

Additional information regarding options granted, vested and exercised is presented below:

(in thousands)	Years Ended December 31,
	2010	2009	2008
Weighted-average grant date fair value of options granted (in dollars)	$3.18	$ *	$7.90
Total fair value of options vested during the year	167	209	244
Total intrinsic value of options exercised	369	112	1,327
Cash received from option exercises	117	24	846
Tax benefits realized from exercised stock options	86	—	—
Cash used to settle equity instruments granted under stock-based compensation awards	—	—	2,069
* No options were granted during 2009.
The intrinsic value reported above is calculated as the difference between the market value as of the exercise date and the exercise price of the shares.

Our policy is to issue new shares upon the exercise of stock options. Shares of our stock issued upon the exercise of stock options in 2010, 2009, and 2008, were 44,185, 15,750 and 551,250, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Total stock-based compensation recognized on the consolidated statements of income was as follows:

(in thousands)	Years Ended December 31,
	2010	2009	2008
Other operating expenses	$167	$209	$244
Income tax benefit	(61)	—	—
Net share-based compensation	$106	$209	$244

Total unrecognized compensation cost related to non-vested share based compensation at December 31, 2010 was $0.4 million with a weighted-average recognition period of 1.4 years.

The following table summarizes information concerning our outstanding stock options at December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Option Shares Exercisable	Weighted Average Exercise Price
$1.55	258,300	0.18	$1.55	258,300	$1.55
3.03	787,500	4.88	3.03	787,500	3.03
3.25	821,724	6.82	3.25	712,796	3.25
11.00	88,268	9.96	11.00	22,067	11.00
Totals	1,955,792	5.30	$3.29	1,780,663	$3.00

Components of Revenues and Expenses

Revenues
 Service and Administrative Fees.  We earn service and administrative fees from two of our business segments. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. See "- Critical Accounting Policies - Service and Administrative Fees."

Payment Protection.  Our Payment Protection products are sold as complementary products to consumer retail and credit transactions and are thus subject to the volatility of volume of consumer purchase and credit activities. We receive service and administrative fees for administering Payment Protection products that are sold by our clients, such as credit insurance, debt protection, car club and warranty solutions. We earn administrative fees for administering debt cancellation plans, facilitating the distribution and administration of warranty or extended service contracts, providing car club membership benefits and providing related services for our clients. For credit insurance products, our clients typically retain the risk associated with credit insurance products that they sell to their customers through economic arrangements with us. Our Payment Protection revenue includes revenue earned from reinsurance arrangements with producer owned reinsurance companies owned by our clients. Our clients own PORCs that assume the credit insurance premiums and associated risk that they originate in exchange for fees paid to us for ceding the premiums. In addition, our Payment Protection revenue includes administrative fees charged by us under retrospective commission arrangements with producers, where the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance retained by us. Under these arrangements, our insurance companies receive the insurance premiums and administer the policies that are distributed by our clients. The producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those polices, which includes our administrative fees, incurred claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer. Revenues in our Payment Protection business may fluctuate seasonally based on consumer spending trends, where consumer spending has historically been higher in April, September and December, corresponding to Easter, back-to-school and the holiday season. Accordingly, our Payment Protection revenues may reflect higher second, third and fourth quarters than in the first quarter.

BPO.  Our BPO revenues consist exclusively of service and administrative fees for providing a broad set of administrative services tailored to insurance and other financial services companies including ongoing sales and marketing support, premium billing and collections, policy administration, claims adjudication and call center management services. Our BPO revenues are based on the volume of business that we manage on behalf of our clients. Our BPO segment typically charges fees on a per-unit of service basis as a percentage of our client's insurance premiums.

Wholesale Brokerage Commissions and Fees.  Wholesale brokerage commissions and fees consist of commissions paid to us by insurance companies, net of the portion of the commissions we share with retail insurance brokers and agents. The commissions we receive from insurance carriers are typically calculated as a percentage of the premiums paid for the specialized and complex insurance products (commonly known as"surplus lines") we distribute. We typically earn our commissions on the later of the effective date of the policy or the date coverage is bound. We pay our retail insurance agent and broker clients a portion of the gross commissions we receive from insurance carriers for placing insurance. In certain cases, our Wholesale Brokerage segment also charges fees for policy issuance, inspections and other types of transactions.

Wholesale brokerage commissions and fees are generally affected by fluctuations in the amount of premium charged by insurance carriers. The premiums charged fluctuate based on, among other factors, the amount of capital available in the insurance marketplace, the type of risk being insured, the nature of the insured party and the terms of the insurance purchased. If premiums increase or decrease, our revenues are typically affected in a corresponding fashion. In a declining premium rate environment, the resulting decline in our revenue may be offset, in whole or in part, by an increase in commission rates from insurance carriers and by an increased likelihood that insured parties may use the savings generated by the reduction in premium rates to purchase greater coverage. In an increasing pricing environment, the resulting increase in our revenue may be offset, in whole or in part, by a decrease in commission rates by insurance carriers and by an increased likelihood that insured parties may determine to reduce the amount of coverage they purchase. The market for P&C insurance products is cyclical from a capacity and pricing perspective. We refer to a period of reduced capacity and rising premium rates as a "hard" market and a period of increased capacity and declining premium rates as a "soft" market.

 Gross commission rates for the products that we distribute in our Wholesale Brokerage segment, whether acting as a wholesale broker or as a Managing General Agent ("MGA"), generally range from 15% to 25% of the annual premium for the policy. Wholesale brokerage commissions and fees net of commissions paid to our retail insurance agent and broker clients are typically approximately 10%.

Demand for surplus lines insurance products also affects our premium volume and net commissions. State regulations generally require a buyer of insurance to have been turned down by three or more traditional carriers before being eligible to purchase the surplus lines distributed by us. As standard insurance carriers eliminate non-core lines of business and implement more conservative risk selection techniques, demand for excess and surplus lines insurance improves. The surplus lines market has increased from approximately 6.7% of total P&C commercial lines insurance premiums in 1998 to approximately 13.8% in 2008, as reported by A.M. Best. Premiums written by surplus lines property and casualty insurers increased from $9.9 billion to $34.4 billion over the same time period.

 Our wholesale brokerage commission and fee revenues fluctuate seasonally based on policy renewal dates. Our wholesale brokerage commissions and fees in the first two calendar quarters of any year historically have been higher than in the last two calendar quarters. In addition, our quarterly wholesale brokerage revenues may be affected by new placements and cancellations or non-renewals of large insurance policies as the revenue stream related to this policy is recognized once per year, as opposed to ratably throughout the year.

 We also receive profit commissions for certain arrangements with certain insurance carriers on binding authority business. These profit commissions are based on the profitability of the business that we underwrite or broker on the insurance carrier's behalf. Profit commissions typically range from 0.6% to 1.7% of the annual premium and are paid periodically based on the terms of the individual carrier contract.

 Ceding Commissions.  We elect to cede to reinsurers under coinsurance arrangements a significant portion of the credit insurance that we distribute on behalf of our clients. We continue to provide all policy administration for credit insurance that we cede to reinsurers. Ceding commissions consist of commissions paid to us by our reinsurers to reimburse us for costs related to the acquisition, administration and servicing of policies and premium that we cede to reinsurers. In addition, a portion of the ceding commission is determined based on the underwriting profits of the ceded credit insurance. The credit insurance that we distribute has historically generated attractive underwriting profits. Furthermore, some reinsurers pay to us a portion or all of the investment income earned on reserves that are maintained in trust accounts.

 Ceding commissions are generally positively correlated with our credit insurance transaction and premium volumes. The portion of our ceding commissions that is related to the underwriting profits of the ceded credit insurance also fluctuates based on the claims made on such policies. The portion of our ceding commissions that is related to investment income can be impacted by the amount of reserves that are maintained in trust accounts and changes in interest rates. Ceding commissions are earned over the life of the policy. Ceding commissions are generated by the Payment Protection segment only for credit insurance.

 Net Earned Premium.  Net earned premium consists of revenue generated from the direct sale of Payment Protection insurance policies by our distributors or premiums written for Payment Protection insurance policies by another carrier and assumed by us. Whether direct or assumed, the premium is earned over the term of the respective policy. Premiums earned are offset by earned premiums ceded to our reinsurers, including PORCs. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

 The principal factors affecting earned premiums are: (i) the proportion of the risk assumed by the reinsurer as defined in the reinsurance treaty; (ii) increases and decreases in written premium; (iii) increases and decreases in policy cancellation rates; (iv) the average duration of the policies written; and (v) changes in regulation that would modify the earning patterns for the policies underwritten and administered.

 We limit the underwriting risk we take in our Payment Protection insurance policies. When we do assume risk in our Payment Protection insurance policies, we utilize both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements to manage and mitigate our risk.

 Net Investment Income.  Net investment income consists of investment income from our invested assets portfolio. We recognize investment income from interest payments and dividends less portfolio management expenses. Our investment portfolio is primarily invested in fixed maturity securities. The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.

 We also have investments that carry prepayment risk, such as mortgage-backed and asset-backed securities. Actual net investment income and/or cash flows from investments that carry prepayment risk may differ from estimates at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, we may be required to reinvest those funds in lower interest-bearing investments.

We earn realized gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying cost.

 Other Income.  Other income primarily consists of miscellaneous fees generated by our Wholesale Brokerage and Payment Protection segments. In 2009, it also included income in our Wholesale Brokerage segment that was derived from the reversal of a cancellation reserve that was no longer deemed to be applicable subsequent to our acquisition of Bliss & Glennon.

Expenses
 Our most significant operating expenses are commissions, personnel costs, including salaries, bonuses and benefits and net losses and loss adjustment expenses. The commissions expense includes the commissions paid to distributors selling credit insurance policies offered by our Payment Protection division. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, our commissions are subject to retrospective adjustment based on the profitability of the related policies. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the producer of the credit insurance policies, which is typically our client, receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves, and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer.

Net losses and loss adjustment expenses include actual paid claims and the change in unpaid claim reserves, net of reinsurance. Our profitability depends in part on accurately predicting net loss and loss adjustment expenses. Incurred claims are impacted by loss frequency, which is the measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

 Actual claims paid are claims payments made to the policyholder or beneficiary during the accounting period. The change in unpaid claim reserve is an increase or reduction to the unpaid claim reserve in the accounting period to maintain the unpaid claim reserve at the levels evaluated by our actuaries.

 Unpaid claims are reserve estimates that are established in accordance with GAAP using generally accepted actuarial methods. Credit life, credit disability and AD&D unpaid claims reserves include claims in the course of settlement and IBNR. For all other product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. We use a number of algorithms in establishing our unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors. The factors used to develop the IBNR reserves vary by product line. However, in general terms, the primary factor used to develop IBNR reserves for credit life insurance is a function of the amount of life insurance in force. This factor can vary from $0.60 to $1.00 per $1,000 of in force coverage. The primary factor used to develop IBNR reserves for credit disability is a function of the pro-rata unearned premium reserve and is typically 5% of unearned premium reserve. Finally, IBNR reserves for AD&D policies is a function of in force coverage and is currently $0.11 per $1,000 of in force coverage.

 In accordance with applicable statutory insurance company regulations, our unpaid claims reserves are evaluated by appointed actuaries. The appointed actuaries perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The appointed actuaries perform their actuarial analyses each year and prepare opinions, statements and reports documenting their determinations.

 The appointed actuaries conduct their actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance. Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly, resulting in a consistent historical loss development pattern. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.

 Our unpaid claims reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time. The process used in determining our unpaid claims reserves cannot be exact since actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. We periodically review and update our methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. We have not made any changes to our methodologies for determining unpaid claims reserves in the periods presented.

In addition to our general personnel costs, some of the employees in our Wholesale Brokerage segment are paid a percentage of commissions and fees they generate. Accordingly, compensation for brokers in our Wholesale Brokerage segment is predominantly variable. Bonuses for the remaining employees are discretionary and are based on an evaluation of their individual performance and the performance of their particular business segment, as well as our entire firm.

Other operating expenses consist primarily of rent, insurance, investigation fees, transaction expenses, professional fees, technology costs, travel and entertainment and advertising, and they are also a significant portion of our expenses. In addition, we have variable costs that are based on the volume of business we process.

A substantial portion of our depreciation and amortization expense consists of amortization of definite-lived intangible assets, such as purchased customer accounts and non-compete agreements, which were acquired as part of our business acquisitions.

We also have interest expense relating to our credit facilities and preferred trust securities. Our interest expense increased as result of our increased indebtedness resulting from the Summit Partners Transactions and recent acquisitions.

Income Taxes
 Income tax expense is comprised of federal and state taxes based on income in multiple jurisdictions and changes in uncertain tax positions, if any.

EXECUTIVE SUMMARY
Our earnings per share on a fully diluted basis increased 36.2% to $0.94 for the year ended December 31, 2010 from $0.69 for the same period in 2009. Our 2010 performance reflected organic growth and the impact of three business acquisitions completed in 2010. These acquisitions complimented our existing business segments and contributed to $5.2 million our revenue and $1.5 million to our net income in 2010. In December 2010 we also completed our IPO providing us with the funds to eliminate higher interest costs. While the negative economic climate continued in 2010, revenues increased 9.8%. We increased revenues in our Wholesale Brokerage and Payment Protection segments while our BPO segment revenues declined. Total expenses increased 6.8% to $179.4 million with the majority of the increase due to higher levels of personnel costs and net loss and loss adjustments. We managed to increase our net income in 2010.

Results of Operations
The following table set forth our Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008:

(in thousands, except shares and per share amounts)	Years Ended December 31,
	2010	Change from 2009	% Change from 2009	2009	Change from 2008	% Change from 2008	2008
Revenues:
Service and administrative fees	$34,145	$2,316	7.3%	$31,829	$7,550	31.1%	$24,279
Wholesale brokerage commissions and fees	24,620	8,311	51.0	16,309	16,309	100.0	—
Ceding commission	28,767	4,692	19.5	24,075	(2,140)	(8.2)	26,215
Net investment income	4,073	(686)	(14.4)	4,759	(801)	(14.4)	5,560
Net realized gains (losses)	650	596	1,103.7	54	1,975	(102.8)	(1,921)
Net earned premium	111,805	3,689	3.4	108,116	(4,658)	(4.1)	112,774
Other income	230	(741)	(76.3)	971	793	445.5	178
Total Revenues	204,290	18,177	9.8	186,113	19,028	11.4	167,085

Expenses:
Net losses and loss adjustment expenses	36,035	3,469	10.7	32,566	$2,712	9.1	29,854
Commissions	71,003	554	0.8	70,449	(10,777)	(13.3)	81,226
Personnel costs	36,361	4,996	15.9	31,365	9,623	44.3	21,742
Other operating expenses	22,873	582	2.6	22,291	10,066	82.3	12,225
Depreciation	1,396	595	74.3	801	269	50.6	532
Amortization of Intangibles	3,232	526	19.4	2,706	609	29.0	2,097
Interest expense	8,464	664	8.5	7,800	545	7.5	7,255
Total Expenses	179,364	11,386	6.8	167,978	13,047	8.4	154,931

Income before income taxes and non-controlling interest	24,926	6,791	37.4	18,135	5,981	49.2	12,154
Income Taxes	8,703	2,152	32.8	6,551	2,343	55.7	4,208
Income before non-controlling interest	16,223	4,639	40.0	11,584	3,638	45.8	7,946
Less: net income (loss) attributable to non-controlling interest	20	(6)	(23.1)	26	108	(131.7)	(82)
Net income	$16,203	$4,645	40.2%	$11,558	$3,530	44.0%	$8,028

Earnings per share:
Basic	$1.02			$0.75			$0.55
Diluted	$0.94			$0.69			$0.52
Weighted average common shares outstanding:
Basic	15,929,181			15,388,706			14,549,703
Diluted	17,220,029			16,645,928			15,520,108

Revenues

Service and Administrative Fees
We earn service and administrative fees from a variety of activities, including the administration of credit insurance, the administration of debt cancellation programs, the administration of warranty programs and the administration of collateral tracking and asset recovery programs. Fees are typically positively correlated to transaction volume and are recognized as revenue as they become both realized and earned. Service and administrative fees increased 7.3%, or $2.3 million to $34.1 million for the year ended December 31, 2010 from $31.8 million for the year ended December 31, 2009. The increase resulted from a $4.1 million increase in administrative fees in our Payment Protection segment, principally from $2.9 million from our acquisition of Continental Car Club in May 2010 and $1.2 million from our September 2010 acquisition of United Motor Club. The acquisition of South Bay Acceptance Corporation, on February 1, 2010 contributed an additional $1.1 million to this increase for the administration of premium finance contracts. These increases of $5.2 million were partially offset by a $2.6 million reduction in revenues in our BPO segment.

Service and administrative fees increased $7.6 million, or 31.1%, to $31.8 million for the year ended December 31, 2009 from $24.3 million for the year ended December 31, 2008. The increase was due to organic growth in our BPO segment which generated an additional $9.6 million in service fee revenue, which was reduced by a $2.1 million decrease in service and administrative fees in our Payment Protection segment.

Wholesale Brokerage Commissions and Fees
We earn wholesale brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies and the commissions and fees are primarily recognized when the underlying insurance policies are issued. Wholesale brokerage commissions and fees increased $8.3 million or 51.0%, to $24.6 million for the year ended December 31, 2010 from $16.3 million for the year ended December 31, 2009. The increase in revenues was attributable to a full year of Bliss & Glennon included in the 2010 results, while 2009 included revenues commencing with the acquisition of Bliss & Glennon on April 15, 2009. Wholesale brokerage commissions and fees for the year ended December 31, 2010 included $23.2 million in standard commissions plus $1.4 million in profit commissions compared with $16.0 million and $0.3 million, respectively, for 2009.

Ceding Commissions
Ceding commission earned under coinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred. Ceding commissions increased $4.7 million, or 19.5%, to $28.8 million for the year ended December 31, 2010 from $24.1 million for the year ended December 31, 2009. This increase was due to additional service and administrative fees of $2.3 million from increased insurance production in 2010. Underwriting profits increased $1.2 million due to positive underwriting performance. In addition, net investment income from assets held in trust by our reinsurers increased $1.1 million during the period. Pursuant to the existing treaties our reinsurer holds assets in trust related to our credit insurance program. If the reinsurers divest these assets our proportional share of the gains or losses flows through the ceding commission. For the year ended December 31, 2010, ceding commissions included $19.6 million in service and administrative fees, $6.0 million in underwriting profits from positive underwriting performance and $3.1 million in net investment income.

Ceding commissions decreased $2.1 million, or 8.2%, to $24.1 million for the year ended December 31, 2009 from $26.2 million for the year ended December 31, 2008. This decrease primarily resulted from lower credit insurance premium production in 2009. In 2008, we assumed two blocks of credit insurance business that increased credit insurance premiums during that period. No such transaction was completed in 2009. For the year ended December 31, 2009, ceding commissions included $17.3 million in service and administrative fees, $4.8 million in underwriting profits from positive underwriting performance and $2.0 million in net investment income.

Net Investment Income
We earn net investment income from interest payments and dividends received from our investment portfolio, and interest earned on our cash accounts and notes receivable, less portfolio management expenses. Our investment portfolio is primarily invested in fixed maturity securities which tend to produce consistent levels of investment income. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our investment portfolio. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.

We also have investments that carry prepayment risk, such as mortgage-backed and asset-backed securities. Actual net investment income and/or cash flows from investments that carry prepayment risk may differ from estimates at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, we may be required to reinvest those funds in lower interest-bearing investments. Conversely, in times of rising interest rates, prepayments slow as borrowers tend to be less likely to refinance borrowings at higher interest rates, which tends to increase the duration of our investment holdings. With the increase in investment duration, we will have less cash flows from prepayments to invest at higher prevailing market rates.

Net investment income decreased $0.7 million, or 14.4%, to $4.1 million for the year ended December 31, 2010 from $4.8 million for the year ended December 31, 2009. This decrease was due primarily to lower yields on our fixed maturity securities. Yields have fallen 61 basis points to 4.22% for the year ended December 31, 2010 from 4.83% for the year ended December 31, 2009.

Net investment income decreased $0.8 million, or 14.4%, to $4.8 million for the year ended December 31, 2009 from $5.6 million for the year ended December 31, 2008. The decrease resulted from lower prevailing interest rates on our cash and cash equivalents, which decreased our overall yield by 93 basis points to 3.19% for the year ended December 31, 2009 from 4.12% for the year ended December 31, 2008.

Net Realized Gains (Losses)
We realize gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and recognize realized losses for invested assets sold for an amount less than their carrying cost or when investment securities are written down as a result of an other-than-temporary impairment, ("OTTI"). Net realized gains were $0.7 million for the year ended December 31, 2010 compared with $0.1 million for the year ended December 31, 2009. The primary increase in net realized gains for 2010 was due to a lower level of realized losses on the sale of fixed maturity securities.

For the year ended December 31, 2009, net realized gains were $0.1 million and included a realized loss of $0.8 million on a sale of a single distressed corporate bond, which was offset by $0.8 million in realized gains on the sale of various fixed income and equity securities. Net realized losses for the year ended December 31, 2008 reflected OTTI write-downs of $1.9 million on a single bond investment of $1.2 million and 15 equity securities totaling $0.7 million.

Net Earned Premium
Direct and assumed earned premiums consist of revenue generated from the direct sale of Payment Protection insurance policies by our distributors or premiums written for Payment Protection insurance policies by another carrier and assumed by us. Net earned premium increased $3.7 million, or 3.4%, to $111.8 million for the year ended December 31, 2010 from $108.1 million for the year ended December 31, 2009. Direct and assumed earned premium increased $7.7 million resulting from growth in net written premium due to new customers distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $4.0 million or 2.1%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for the years ended December 31, 2010 and 2009.

Net earned premium decreased $4.7 million, or 4.1%, to $108.1 million for the year ended December 31, 2009 from $112.8 million for the year ended December 31, 2008. Direct and assumed earned premium decreased $15.3 million due to the run-off of two of our clients' credit insurance programs ($22.4 million), offset primarily by growth in our other Payment Protection products. One of our clients migrated its program to a debt cancellation program, which is administered by us, and the other client canceled its program. Ceded earned premium decreased by $10.6 million, or 5.3%, which was comparable to the decrease in direct and assumed earned premium of $15.3 million, or 4.9%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium in 2009 and 2008.

Other Income
Other income primarily consists of miscellaneous fees. Other income was $0.2 million for the year ended December 31, 2010 compared with $1.0 million for the year ended December 31, 2009. The difference between 2010 and 2009 other income principally consisted of a non-recurring reserve reduction of $0.5 million associated with the Bliss & Glennon acquisition.

Other income increased $0.8 million to $1.0 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. The main increase in other income for 2009 was due to a non-recurring reserve reduction of $0.5 million associated with the Bliss & Glennon acquisition in April 2009.

Expenses

Net Losses and Loss Adjustment Expense
Net losses and loss adjustment expenses include actual claims paid and the change in unpaid claim reserves and consist of direct and assumed losses less ceded losses.  Net losses and loss adjustment expense increased $3.5 million, or 10.7% to $36.0 million for the year ended December 31, 2010 from $32.6 million for the year ended December 31, 2009.  For the year ended December 31, 2010, our direct and assumed losses decreased by $1.0 million, or  1.2%,  as compared with the year ended December 31, 2009, due to slightly more favorable loss development.  However, for the year ended December 31, 2010, our ceded losses, which serve to decrease our net losses, were lower by $4.4 million, or 9.3%, as compared with the year ended December 31, 2009, thereby increasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 55% overall cession rate of direct and assumed losses and loss adjustment expenses for the year ended December 31, 2010 and 59% for the year ended December 31, 2009.

Net losses and loss adjustment expense increased $2.7 million, or 9.1%, to $32.6 million for the year ended December 31, 2009 from $29.9 million for the year ended December 31, 2008. Direct and assumed losses and loss adjustment expenses increased $4.3 million, or 5.7%, resulting primarily from the unfavorable loss development in the involuntary unemployment insurance programs ($5.7 million). Ceded losses and loss adjustment expenses increased $1.5 million, or 3.5%. On average, we maintained a 59% overall cession rate of direct and assumed losses and loss adjustment expenses in 2009 as compared with a 61% rate in 2008.

Commissions
Commissions include the commissions paid to distributors selling credit insurance policies. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions and in certain instances, commissions are subject to retrospective adjustment based on the profitability of the related policies. Commissions increased $0.6 million, or 0.8%, to $71.0 million for the year ended December 31, 2010 from $70.4 million for the year ended December 31, 2009. The increase in commission expense resulted from a $0.5 million increase in commissions paid for the increase in production of credit insurance policy premiums. Retrospective commission expense decreased $0.7 million due to unfavorable underwriting results. This decrease was offset in part by a $0.8 million increase in deferred policy acquisition cost amortization.

Commissions decreased $10.8 million, or 13.3%, to $70.4 million for the year ended December 31, 2009 from $81.2 million for the year ended December 31, 2008. The decrease resulted from a $8.1 million decrease in our commission expense that resulted from a decline in net written credit insurance premium and unfavorable underwriting results that decreased our retrospective commission expense by $7.4 million to $9.8 million in 2009 from $17.2 million in 2008. These decreases were offset in part by a $4.7 million increase in deferred policy acquisition cost amortization.

Personnel Costs
Personnel costs represent the amounts attributable to wages, salaries, bonuses and benefits for our full and part-time employees. Personnel costs increased $5.0 million, or 15.9%, to $36.4 million for the year ended December 31, 2010 from $31.4 million for the year ended December 31, 2009, due to a net increase in total employees to 460 at December 31, 2010 compared with 423 at December 31, 2009. Headcount increases resulted from acquisitions, which increased personnel costs by $6.9 million, partially offset by a $1.9 million reduction in personnel costs in our other business segments.

Personnel costs increased $9.6 million, or 44.3%, to $31.4 million for the year ended December 31, 2009, from $21.7 million for the year ended December 31, 2008. This increase is attributable to the growth in full-time equivalent employees associated with the acquisition of Bliss & Glennon that produced an increase of $10.3 million, which was partially offset by an $0.8 million decrease in personnel costs in our other business segments.

Other Operating Expenses
Other operating expenses consist primarily of rent, insurance, investigation fees, transaction expenses, professional fees, technology costs, travel and entertainment and advertising, and may include variable costs based on the volume of business we process. Other operating expenses increased $0.6 million, or 2.6%, to $22.9 million for the year ended December 31, 2010 from $22.3 million for the year ended December 31, 2009. In 2010, the acquisition of South Bay Acceptance Corporation added $0.2 million to other operating expenses while the Continental Car Club and United Motor Club acquisitions added $0.6 million. A full year of Bliss & Glennon expenses accounted for $1.9 million of the 2010 increase. The increase for 2010 was offset principally by a $1.2 million reduction in the BPO segment for processing, policy fulfillment and reduced call center expenses and a $1.1 million decline in corporate expenses.

Other operating expenses increased $10.1 million, or 82.3%, to $22.3 million for the year ended December 31, 2009, from $12.2 million for the year ended December 31, 2008. The 2009 increase resulted from increased variable expenses of $4.2 million from the growth in our BPO segment, a $2.9 million increase due to the Bliss & Glennon acquisition and an additional $0.7 million associated with our other acquisitions.

Depreciation and Amortization of Intangibles
Depreciation is the allocation of the capitalized cost of property and equipment over the periods benefited by the use of the asset. Amortization of intangibles is an expense recorded to allocate the cost of intangible assets, such as purchased customer accounts and non-compete agreements acquired as part of our business acquisitions, over their estimated useful lives. Depreciation expense increased $0.6 million, or 74.3%, to $1.4 million for the year ended December 31, 2010 from $0.8 million for the year ended December 31, 2009. Higher depreciation expense in 2010 was due primarily due to growth in our depreciable software assets. Amortization expense increased $0.5 million, or 19.4%, to $3.2 million for the year ended December 31, 2010 from $2.7 million for the year ended December 31, 2009. The increase in the amortization of other intangibles, aggregating $0.4 million, was primarily from the acquisitions of Bliss & Glennon, United Motor Club and Continental Car Club.

Depreciation and amortization increased $0.9 million, or 33.4%, to $3.5 million for the year ended December 31, 2009, from $2.6 million for the year ended December 31, 2008. This increase resulted primarily from the amortization of other intangible assets of $1.0 million related to the acquisition of Bliss & Glennon.

Interest Expense
Interest expense includes interest payable on our credit facilities, mainly our notes payable, preferred trust securities and redeemable preferred stock, and is directly correlated to the levels of and the prevailing interest rates on these debt instruments. Interest expense increased $0.7 million, or 8.5%, to $8.5 million for the year ended December 31, 2010 from $7.8 million for the year ended December 31, 2009. This increase was attributable to the increased borrowings associated with the acquisition of Continental Car Club, United Motor Club and South Bay Acceptance Corporation and higher rates on our indebtedness.

Interest expense increased $0.5 million, or 7.5%, to $7.8 million for the year ended December 31, 2009, from $7.3 million for the year ended December 31, 2008. This increase was driven by $11.5 million of increased indebtedness incurred in connection with our acquisition of Bliss & Glennon, which was offset in part by lower interest rates on our indebtedness.

Income Tax Expense
Income tax expense is comprised of federal and state taxes based on income and changes in uncertain tax positions, if any. Income tax expense increased $2.2 million, or 32.8%, to $8.7 million for the year ended December 31, 2010 compared with $6.6 million for 2009. The increase in income tax expense was primarily due to a $6.8 million increase in pre-tax income for 2010. The effective tax rate was 34.9% and 36.1% for the year ended December 31, 2010 and 2009, respectively. The decrease in the effective tax rate was attributable to lower levels of non-deductible expenses and an increased amount of deductible goodwill amortization associated with recent acquisitions.

Income tax expense was $6.6 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively. Our effective tax rate was 36.1% and 34.6% for the years ended December 31, 2009 and 2008, respectively. The increase in our effective tax rate was due to higher applicable state tax rates resulting from our acquisition of Bliss & Glennon, which conducts business in California, and the decrease in the federal small life deduction applicable to our statutory life insurance companies as a result of increased business by those insurance companies.

Results of Operations - Segments

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Wholesale Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We do not allocate certain revenues and costs to our segments. These items primarily consist of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses, which are reflected as “Corporate” in the following table. We measure the profitability of our business segments without allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. We refer to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues). Our measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These measures are not in accordance with, or an alternative to, the GAAP information provided in this annual report.  We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of our operating expenses are fixed. For additional information regarding segment net revenues and operating expenses, please see the footnote, "Segment Results" in the Notes to the Consolidated Financial Statements included in this Annual Report.

The following table reconciles segment information to our consolidated statements of income and provides a summary of other key financial information for each of our segments:

(in thousands)	Years Ended December 31,
	2010	Change from 2009	% Change from 2009	2009	Change from 2008	% Change from 2008	2008
Payment Protection:
Service & administrative fees	$12,459	$4,104	49.1%	$8,355	$(2,020)	(19.5)%	$10,375
Ceding commission	28,767	4,692	19.5	24,075	(2,140)	(8.2)	26,215
Net investment income	4,033	(726)	(15.3)	4,759	(801)	(14.4)	5,560
Net realized gains (losses)	650	596	1,103.7	54	1,975	102.8	(1,921)
Other income	151	(311)	(67.3)	462	284	159.6	178
Net earned premium	111,805	3,689	3.4	108,116	(4,658)	(4.1)	112,774
Net losses and loss adjustment expenses	(36,035)	(3,469)	10.7	(32,566)	(2,712)	9.1	(29,854)
Commissions	(71,003)	(554)	0.8	(70,449)	10,777	(13.3)	(81,226)
Payment Protection revenue	50,827	8,021	18.7	42,806	705	1.7	42,101
Operating expenses - Payment protection	23,573	(241)	(1.0)	23,814	(862)	(3.5)	24,676
EBITDA	27,254	8,262	43.5	18,992	1,567	9.0	17,425
EBITDA margin	53.6%	9.2%	20.7	44.4%	3.0%	7.2	41.4%
Depreciation and amortization	2,352	537	29.6	1,815	(349)	(16.1)	2,164
Interest	7,197	488	7.3	6,709	457	7.3	6,252
Income before income taxes and non-controlling interest	17,705	7,237	69.1	10,468	1,459	16.2	9,009

BPO:
BPO revenue	20,935	(2,586)	(11.0)	23,521	9,617	69.2	13,904
Operating expenses	13,620	(133)	(1.0)	13,753	6,617	92.7	7,136
EBITDA	7,315	(2,453)	(25.1)	9,768	3,000	44.3	6,768
EBITDA margin	34.9%			41.5%			48.7%
Depreciation and amortization	646	80	14.1	566	101	21.7	465
Interest	433	5	1.2	428	(575)	(57.3)	1,003
Income before income taxes and non-controlling interest	6,236	(2,538)	(28.9)	8,774	3,474	65.5	5,300

Wholesale Brokerage:
Wholesale Brokerage revenue	25,490	8,670	51.5	16,820	16,820	—	—
Operating expenses	19,911	7,021	54.5	12,890	12,890	—	—
EBITDA	5,579	1,649	42.0	3,930	3,930	—	—
EBITDA margin	21.9%			23.4%			—%
Depreciation and amortization	1,630	504	44.8	1,126	1,126	—	—
Interest	834	171	25.8	663	663	—	—
Income before income taxes and non-controlling interest	3,115	974	45.5	2,141	2,141	—	—

Corporate:
Corporate revenue	—	49	(100.0)	(49)	(49)	—	—
Operating expenses	2,130	(1,069)	(33.4)	3,199	1,044	48.4	2,155
EBITDA	(2,130)	1,118	(34.4)	(3,248)	(1,093)	(50.7)	(2,155)
EBITDA margin	—%			—%			—%
Depreciation and amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Income before income taxes and non-controlling interest	(2,130)	1,118	(34.4)	(3,248)	(1,093)	50.7	(2,155)

Segment revenue	97,252	14,154	17.0	83,098	27,093	48.4	56,005
Net losses and loss adjustment expenses	36,035	3,469	10.7	32,566	2,712	9.1	29,854
Commissions	71,003	554	0.8	70,449	(10,777)	(13.3)	81,226
Total revenue	204,290	18,177	9.8	186,113	19,028	11.4	167,085
Segment operating expenses	59,234	5,578	10.4	53,656	19,689	58.0	33,967
Net losses and loss adjustment expenses	36,035	3,469	10.7	32,566	2,712	9.1	29,854
Commissions	71,003	554	0.8	70,449	(10,777)	(13.3)	81,226
Total expenses before depreciation, amortization and interest	166,272	9,601	6.1	156,671	11,624	8.0	145,047

Total EBITDA	38,018	8,576	29.1	29,442	7,404	33.6	22,038
Depreciation and amortization	4,628	1,121	32.0	3,507	878	33.4	2,629
Interest	8,464	664	8.5	7,800	545	7.5	7,255
Total income before taxes and non-controlling interest	24,926	6,791	37.4	18,135	5,981	49.2	12,154
Income taxes	8,703	2,152	32.8	6,551	2,343	55.7	4,208
Less: non-controlling interest	20	(6)	(23.1)	26	108	(131.7)	(82)
Net income	$16,203	$4,645	40.2%	$11,558	$3,530	44.0%	$8,028

We present EBITDA and Adjusted EBITDA in this Annual Report to provide investors with a supplemental measure of our operating performance and, in the case of Adjusted EBITDA, information utilized in the calculation of the financial covenants under our revolving credit facility and in the determination of compensation. EBITDA, as used in this Annual Report is defined as net income before interest expense, income taxes, non-controlling interest and depreciation and amortization. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. Adjusted EBITDA, as used in this Annual Report, means "Consolidated Adjusted EBITDA" as that term is defined under our revolving credit facility, which is generally consolidated net income before consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated tax expense, in each case as defined more fully in the agreement governing our revolving credit facility. The other items excluded in this calculation include, but are not limited to, specified acquisition costs and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments that are permitted under our revolving credit facility which, if included, would increase the amount of Adjusted EBITDA reflected in this table.

In addition to the financial covenant requirements under our revolving credit facility, management uses EBITDA and Adjusted EBITDA as measures of operating performance for planning purposes, including the preparation of budgets and projections, the determination of bonus compensation for our executive officers and the analysis of the allocation of resources and to evaluate the effectiveness of business strategies. Further, we believe EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in industries similar to ours. Adjusted EBITDA is also used by management to measure operating performance and by investors to measure a company's ability to service its debt and other cash needs. Management believes the inclusion of the adjustments to EBITDA and Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States, or GAAP. Accordingly, they should not be used as an indicator of, or alternative to, net income as a measure of operating performance. Although we use EBITDA and Adjusted EBITDA as measures to assess the operating performance of our business, EBITDA and Adjusted EBITDA have significant limitations as analytical tools because they exclude certain material costs. For example, they do not include interest expense, which has been a necessary element of our costs. Since we use capital assets, depreciation expense is a necessary element of our costs and ability to generate service revenues. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. EBITDA and Adjusted EBITDA also do not include the payment of taxes, which is also a necessary element of our operations. Because EBITDA and Adjusted EBITDA do not account for these expenses, its utility as a measure of our operating performance has material limitations. Due to these limitations, management does not view EBITDA and Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income. Because the definitions of EBITDA and Adjusted EBITDA (or similar measures) may vary among companies and industries, they may not be comparable to other similarly titled measures used by other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for each of the periods presented:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Net income	$16,203	$11,558	$8,028
Depreciation	1,396	801	532
Amortization of intangibles	3,232	2,706	2,097
Interest expense	8,464	7,800	7,255
Income taxes	8,703	6,551	4,208
Less: net income (loss) attributable to non-controlling interest	20	26	(82)
EBITDA	38,018	29,442	22,038
Transaction costs (a)	486	2,077	2,038
Re-audit expenses	1,644	—	—
Adjusted EBITDA	$40,148	$31,519	$24,076

(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
In managing our Payment Protection business, we review the performance of our Payment Protection credit insurance business on the basis of net underwriting revenue, which is comprised of net earned premium less net losses and loss adjustment expenses and commissions. Notably, the presentation of net underwriting revenue in our Payment Protection segment is intended to reflect the limited underwriting risk assumed by us. In the presentation, we include net losses and loss adjustment expenses and commission costs as contra-revenue items. We write a significant portion of our insurance contracts under reinsurance agreements with PORCs or on a retrospective commission basis. The reinsurance agreements with PORCs allow us to cede the entire risk of the credit insurance policies to the producer. The retrospective commission arrangements allow us to adjust commissions based on claims experience and transfer the underwriting gain or loss to our client net of a specified allowance to us that is reflected in our net underwriting revenue.

Revenues increased $8.0 million, or 18.7%, to $50.8 million for the year ended December 31, 2010 from $42.8 million for the year ended December 31, 2009. The increase was primarily from the acquisitions of Continental Car Club and United Motor Club, which added $4.1 million of revenue, along with increased ceding commission revenue of $4.7 million due to favorable underwriting results and a realized gain on the sale of assets attributable to our proportionate share of assets sold by our re-insurers.

Revenues increased $0.7 million, or 1.7% to $42.8 million for the year ended December 31, 2009 from $42.1 million for the year ended December 31, 2008. The increase was due to increased net underwriting revenue of $3.4 million and a positive change in realized gains of $2.0 million, offset by lower service and administrative fees of $2.0 million, ceding commissions of $2.1 million and investment income of $0.8 million. The improvement in net underwriting revenue was primarily due to reduced commissions resulting from a change in product mix sold by our clients. The increase in realized gains resulted from one time write-downs in 2008 of a $1.2 million bond investment and 15 equity securities of $0.7 million that were classified as other than-temporarily impaired securities. There were no such write-downs in 2009. The service and administrative fee decline was due, in part, to lower credit insurance premium production in 2009. In 2008, we assumed two blocks of credit insurance business that increased credit insurance premium during that period. No such transaction was completed in 2009. The investment income decline was due to lower yields on our investment portfolio.

Operating expenses decreased $0.2 million, or 1.0%, to $23.6 million for the year ended December 31, 2010 from $23.8 million for the year ended December 31, 2009. The year over year decrease in operating expenses resulted primarily from a $1.6 million decrease in salary and benefits in our Payment Protection business. In addition, our Payment Protection segment incurred operating expenses of $1.4 million associated with the 2010 acquisitions of Continental Car Club and United Motor Club.

Operating expenses decreased $0.9 million, or 3.5%, to $23.8 million for the year ended December 31, 2009 from $24.7 million for the year ended December 31, 2008. The decrease primarily resulted from a $2.8 million reduction in personnel costs and other operating expenses due to cost cutting initiatives and a $0.3 million tax savings related to the re-domestication to Delaware of one of our P&C insurance companies. The savings was offset by an increase in the amortization of deferred acquisition costs of $1.6 million which was caused by an increase in marketing and sales expenses in prior periods.

EBITDA increased $8.3 million, or 43.5%, to $27.3 million for the year ended December 31, 2010 from $19.0 million for the year ended December 31, 2009. As a result, EBITDA margin for our Payment Protection segment was 53.6% for the year ended December 31, 2010 compared with 44.4% for the year ended December 31, 2009.

EBITDA increased $1.6 million, or 9.0%, to $19.0 million for the year ended December 31, 2009 from $17.4 million for the year ended December 31, 2008.

BPO Segment
Total BPO revenues decreased $2.6 million or 11.0%, to $20.9 million for the year ended December 31, 2010 from $23.5 million for the year ended December 31, 2009. The decrease was driven by lower service and administrative fees on debt cancellation programs of credit card companies and a decrease in asset recovery services, partially offset by increased service and administrative fees for our insurance company clients.

Revenues increased $9.6 million, or 69.2%, to $23.5 million for the year ended December 31, 2009 from $13.9 million for the year ended December 31, 2008. The increase was due to incremental growth in our administrative services for insurance companies of $6.3 million and administrative fees for asset recovery services of $3.3 million.

Operating expenses decreased $0.1 million or 1.0%, to $13.6 million for the year ended December 31, 2010 from $13.8 million for the year ended December 31, 2009. This decrease primarily resulted from $1.2 million decreased variable costs for processing and fulfillment of policies and $1.0 million of investment in sales staff (salaries, benefits and travel) growth initiatives.

Operating expenses increased $6.6 million, or 92.7%, to $13.8 million for the year ended December 31, 2009 from $7.1 million for the year ended December 31, 2008. The key factors driving this result were increased call center expenses of $1.8 million for claims and marketing initiatives, a $2.2 million increase in salaries and benefits related to the addition of employees to support the growth of our BPO segment and a $1.6 million increase in investigation fees for our asset recovery business.

EBITDA decreased $2.5 million, or 25.1%, to $7.3 million for the year ended December 31, 2010 from $9.8 million for the year ended December 31, 2009. As a result, EBITDA margin for our BPO segment was 34.9% for the year ended December 31, 2010 compared to 41.5% for the year ended December 31, 2009.

EBITDA increased $3.0 million, or 44.3%, to $9.8 million for the year ended December 31, 2009 from $6.8 million for the year ended December 31, 2008.

Wholesale Brokerage Segment
We acquired our Wholesale Brokerage segment in April 2009, and therefore, 2010 to 2009 comparisons are not meaningful.

Revenues of $25.5 million for the year ended December 31, 2010 were comprised of $23.2 million in standard commissions plus $1.4 million in profit commissions. Revenues were $16.8 million for the year ended December 31, 2009 and were comprised of $16.0 million of standard commission and $0.3 million of profit commission revenue. In addition, we recorded a reserve reversal of $0.5 million in 2009 for canceled policy commission reserves that were deemed excessive.

Operating expenses for the year ended December 31, 2010 were $19.9 million. The majority of our expenses in this segment were personnel costs, which totaled $15.4 million, or 77.4%, of total operating expenses. For the year ended December 31, 2009. The majority of our operating expenses in our Wholesale Brokerage segment were personnel costs, which totaled $10.3 million or 80% of total operating expenses.

EBITDA for years ended December 31, 2010 and 2009 was $5.6 million and $3.9 million, respectively. As a result, EBITDA margin for Wholesale Brokerage segment was 21.9% and 23.4% for the year ended December 31, 2010 and 2009, respectively.

Corporate Segment
We did not attribute any revenues to the Corporate segment during all periods presented.

Operating expenses attributed to the Corporate segment were $2.1 million and $3.2 million for years ended December 31, 2010 and 2009, respectively. Segment operating expenses for the year ended December 31, 2010 were attributable to a combination of acquisition and re-audit professional fees and travel costs. Segment operating expenses for the year ended December 31, 2009 were primarily for the acquisition of Bliss & Glennon in April 2009, other miscellaneous acquisitions costs and executive stock compensation expense not allocated back to business segments.

Operating expenses attributable to the Corporate segment were $3.2 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The 2009 expenses were primarily for the acquisition of Bliss & Glennon in April 2009, other miscellaneous acquisitions costs and executive stock compensation expense not allocated back to business segments. The 2008 expenses were for acquisition related professional fees for non-consummated acquisitions and executive stock compensation expense not allocated back to individual business segments.

Liquidity and Capital Resources

 Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flow from operations, ordinary and extraordinary dividend capacity from Fortegra's insurance companies, our credit facilities and additional equity investments. When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from insured parties that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability, net of our commissions, to insurance carriers.

Our primary cash requirements include the payment of our operating expenses, interest and principal payments on our debt, and capital expenditures. We also have used cash for acquisitions and to make dividend payments and tax-related distributions to our equity holders. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our facilities and equipment, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity. Dividends and other distributions from our subsidiaries are our principal sources of cash to meet these obligations. See "Revolving Credit Facilities - Revolving Credit Facility" and " Revolving Credit Facilities - South Bay Acceptance Corporation Loan and Security Facility" for details about restrictions on the payment of dividends and other distributions by our subsidiaries.

Our primary sources of liquidity are our invested assets, our cash and cash equivalent balances and availability under our revolving credit facilities. At December 31, 2010, we had invested assets of $88.9 million, cash and cash equivalents of $43.4 million and $18.3 million of availability under our revolving credit facility. Our total indebtedness and redeemable preferred stock was $82.8 million at December 31, 2010. At December 31, 2009, we had total invested assets of $84.4 million, cash and cash equivalents of $29.9 million and $18.5 million of availability under our two revolving credit facilities. Our total indebtedness and redeemable preferred stock was $78.0 million at December 31, 2009. We believe that our cash flow from operations and our availability under our credit facilities combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business, but we will use a portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs.

We anticipate that cash flow from operations and funds available under our revolving credit facilities will be sufficient to meet our working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. See Item 1A- "Risk Factors - Risks Related to Our Indebtedness," included in this Annual Report.

Regulatory Requirements
We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Ordinary dividends	$8,380	$2,432	$3,124
Extraordinary dividends	2,974	16,293	8,000
Total dividends	$11,354	$18,725	$11,124

Revolving Credit Facilities

Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, as administrative agent, which matures in June 2013. On November 30, 2010, Columbus Bank and Trust Company ("CB&T"), a division of Synovus Bank, entered into a joinder agreement to the revolving credit facility and became a new lender under the revolving credit facility with a revolving commitment of $20.0 million, which increased the size of the revolving credit facility to $55.0 million. As of

December 31, 2010, we had $36.7 million in debt outstanding under the revolving credit facility at an interest rate of 6.0%.

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement to the revolving credit facility with SunTrust and became a new lender under the revolving credit facility with a revolving commitment of $30.0 million, which increased the size of the revolving credit facility to $85.0 million.

We may, so long as no default is continuing under the revolving credit facility, request that the existing lenders or, with the consent of the administrative agent, new lenders increase the revolving commitment by an additional $30.0 million. Any increase will be subject to the consent of (i) the new or existing lenders actually providing such increased or additional commitments, as the case may be, and (ii) to the extent any additional commitment is provided by a new lender, the administrative agent.

The obligations under our revolving credit facility are unconditional and are guaranteed by substantially all of our domestic subsidiaries, other than South Bay Acceptance Corporation and our regulated insurance subsidiaries. The revolving credit facility and related guarantees are secured by a perfected first priority security interest (subject to liens permitted under the revolving credit facility) in substantially all property and assets, subject to certain exceptions, owned by us, LOTS Intermediate Co., our co-borrower under the revolving credit facility, and the subsidiary guarantors, including a pledge of all the capital stock of LOTS Intermediate Co. and, when the indenture governing the preferred trust securities described below is no longer in effect, all other capital stock owned by us, LOTS Intermediate Co. or any guarantor.

In the case of base rate loans, borrowings under the revolving credit facility bear interest at the highest of (i) the per annum rate announced by the administrative agent as its prime lending rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the adjusted LIBO rate (as defined below) for a period of one month plus 1.00% per annum, in each case, plus the applicable margin. The applicable margin for base rate loans is 3.00% per annum when our total leverage ratio (as defined in the revolving credit agreement) is greater than or equal to 2.50 to 1.00 ("leverage level 1"), 2.75% per annum when our total leverage ratio is less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 ("leverage level 2"), 2.50% per annum when our total leverage ratio is less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 ("leverage level 3") and 2.25% per annum when our total leverage ratio is less than 1.50 to 1.00 ("leverage level 4").

In the case of Eurodollar loans, borrowings under the revolving credit facility bear interest at a rate (the "adjusted LIBO rate") determined by dividing (i) LIBOR for such period by (ii) a percentage equal to 1.00 minus the Eurodollar reserve percentage, plus 4.00% per annum in the case of leverage level 1, 3.75% per annum in the case of leverage level 2, 3.50% per annum in the case of leverage level 3 and 3.25% per annum in the case of leverage level 4. If we default on the payment of any amounts due under our revolving credit facility, or another event of default has occurred and is continuing, we will be obligated to pay default interest on all outstanding obligations. The default interest rate will equal the interest rate then in effect with respect to the applicable loan or, in the case of obligations other than loans, base rate loans plus 2.00% per annum.

In addition, we are required to pay a commitment fee at a rate equal to 0.60% per annum in the case of leverage level 1, 0.55% per annum in the case of leverage level 2, 0.50% per annum in the case of leverage level 3 and 0.45% per annum in the case of leverage level 4 on the unused commitments available to be drawn under the facility.

We are generally required to prepay borrowings under the revolving credit facility with (i) 100% of net cash proceeds from certain asset sales or insurance proceeds as a result of casualty or condemnation and (ii) 50% of the net cash proceeds from issuances of debt or equity securities (other than proceeds of certain issuances permitted under the revolving credit agreement, including proceeds from the issuance of equity securities that are applied to repayment of the subordinated debentures and redeemable preferred stock described below). Notwithstanding the foregoing, we are not required to make mandatory prepayments with proceeds from issuances of debt or equity securities if our total leverage ratio, on a pro forma basis after giving effect to the use of proceeds from such issuance, is less than or equal to 2.50 to 1.00.

The revolving credit facility requires us and LOTS Intermediate Co. to maintain certain financial ratios, including a total leverage ratio (based upon the ratio of consolidated total debt to consolidated adjusted EBITDA, in each case of us, LOTS Intermediate Co. and our restricted subsidiaries (as defined in the revolving credit agreement)), a senior leverage ratio (based upon the ratio of consolidated senior debt to consolidated adjusted EBITDA, in each case of us, LOTS Intermediate Co. and our restricted subsidiaries), a fixed charge coverage ratio (based upon consolidated adjusted EBITDA less the actual amount paid in cash on account of capital expenditures, less cash taxes, to consolidated fixed charges, in each case of us, LOTS
Intermediate Co. and our restricted subsidiaries) and a reinsurance ratio (based upon the aggregate amounts recoverable from reinsurers divided by the sum of (i) policy and claim liabilities plus (ii) unearned premiums, in accordance with U.S. GAAP, in each case of us, LOTS Intermediate Co. and our restricted subsidiaries), each of which is tested quarterly. Based upon the formulas set forth under the revolving credit facility, we are required to maintain a total leverage ratio of no more than 3.50 to

1.00, a senior leverage ratio of no more than 2.50 to 1.00, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a reinsurance ratio of not less than 60%. As of December 31, 2010, we were in compliance with such requirements.

The revolving credit facility contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, mergers, consolidations or dissolutions, asset sales, acquisitions, transactions with affiliates, prepayments of subordinated indebtedness, restricted payments, hedging transactions, modifications to certain material documents, lease obligations (including obligations under operating leases) and ERISA events. Under the revolving credit facility, our subsidiaries are permitted to make distributions to us if no default or event of default has occurred and is continuing at the time of such distribution. As of December 31, 2010, we were in compliance with such requirements.

Our obligations under the revolving credit facility may be accelerated or the commitments terminated upon the occurrence of an event of default under the revolving credit facility, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

CB&T Lines of Credit
We had one $15.0 million and one $6.0 million line of credit with CB&T that were terminated when we entered into the $35.0 million revolving credit facility described above. The lines of credit with CB&T were secured with pledges of stock of various subsidiaries. Under both lines of credit, we could not assign, sell, transfer or dispose of any collateral or effectuate certain changes to our capital structure and the capital structure of our subsidiaries without CB&T's prior consent. The purpose of the lines were for working capital and acquisitions. In connection with the refinancing of the CB&T lines of credit, Lyndon Southern Insurance Company posted $2.0 million of cash collateral to secure our reimbursement obligations (and those of certain of our subsidiaries) in respect of four letters of credit that were secured under the line of credit entered into in 2007, the face of which currently total $5.1 million. We entered into one of the revolving lines of credit at the time of the Summit Partners Transactions ($15.0 million, the "2007 line of credit") and the other line of credit in April 2009 ($15.0 million, which was reduced to $6.4 million, the "2009 line of credit"). The interest rate, in the case of the 2007 line of credit, was based on CB&T's prime lending rate and, in the case of the 2009 line of credit, was based on CB&T's prime lending rate plus 1.0%, with a minimum interest rate threshold of 5.0%. In June 2010, we paid off the $11.5 million balance and closed the line of credit.

South Bay Acceptance Corporation Loan and Security Facility
On June 10, 2010, our subsidiary South Bay Acceptance Corporation entered into a loan and security agreement with Wells Fargo Capital Finance, LLC, for a $40.0 million revolving credit facility. The loan and security facility was guaranteed by us, but only to the extent of losses incurred by Wells Fargo as a result of fraudulent activity by South Bay Acceptance Corporation or any of its affiliates, and was secured by substantially all of South Bay Acceptance Corporation's tangible and intangible assets, subject to exceptions. The loan and security facility bore interest, with respect to LIBOR rate loans, at a rate determined by reference to the LIBOR rate plus 3.0% and, with respect to base rate loans, at a rate equal to, the greatest of (i) the federal funds rate plus 0.50%, and (ii) the rate of interest announced by Wells Fargo as its prime rate plus 3.0%. The default interest rate applicable to the obligations outstanding under the facility will equal the interest rate applicable to the relevant obligation plus 2.0% per annum. Under the loan and security agreement, South Bay Acceptance Corporation was generally prohibited from making dividend payments or other distributions. However, South Bay Acceptance Corporation was permitted to make quarterly distributions on its stock if (i) both prior to and after such payment no default or event of default has occurred or is continuing or would result from such payment and (ii) it has provided the lender under such facility its financial statements for the most recently completed quarter and certified to the lender that condition (i) above is satisfied.

The Wells Fargo Capital Finance, LLC credit facility was not drawn during 2010. Subsequent to year end 2010, the line was terminated.

Preferred Trust Securities
In connection with the Summit Partners Transactions, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due 2037. The preferred trust securities bear interest at a rate of 9.61% per annum until the June 2012 interest payment date. Thereafter, interest on the preferred trust securities will be at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We are not permitted to redeem the preferred trust securities until after the June 2012 interest payment date. After such date, we may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly.

The indenture governing the preferred trust securities contains various affirmative and negative covenants, including limitations on the sale of capital stock of our significant subsidiaries, mergers and consolidations and the ability to grant a lien on the capital stock of our significant subsidiaries unless such security interests are secured indebtedness of not more than $20 million, in the aggregate, at any one time. The limitation on the ability to issue, sell or dispose of the capital stock of significant subsidiaries are not applicable if such transactions are made at fair value and we retain at least 80% of the ownership of such subsidiary. The indenture governing the preferred trust securities also contains customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants or agreements contained in the indenture or preferred trust securities, cross defaults with other indebtedness of payment of principal or acceleration of principal payments and bankruptcy events.

Subordinated Debentures
In connection with the Summit Partners Transactions, LOTS Intermediate Co. also issued $20.0 million of subordinated debentures to affiliates of Summit Partners, maturing December 2013 with an interest rate of 14% per annum on the principal amount of such subordinated debentures. In December 2010, we utilized a portion of the proceeds from the IPO to repay the entire $20.0 million of subordinated debentures for $20.6 million, which included accrued but unpaid interest to the redemption date.

Redeemable Preferred Stock
At December 31, 2010 and 2009, we had $11.0 million and $11.5 million outstanding of each of our Series A, B and C redeemable preferred stock, respectively. Our Series A and C redeemable preferred stock each accrue cumulative cash dividends at a rate of 8.25% per annum of the liquidation preference of $1,000 per share of such series of redeemable preferred stock. Our Series B redeemable preferred stock accrues cash dividends at a rate per annum of 4.0% plus 90 day LIBOR times the liquidation preference of $1,000 per share of Series B redeemable preferred stock. As of December 31, 2010 and 2009, the dividend rate on our Series B redeemable preferred stock was 4.29% and 4.29%, respectively, of the liquidation preference. We pay dividends on our Series A, B and C stock quarterly in arrears. Any outstanding Series A and B redeemable preferred stock must be redeemed in full on December 31, 2034 and any outstanding Series C redeemable preferred stock must be redeemed in full on December 31, 2035.

In January 2011, we redeemed our Series A, B and C redeemable preferred stock totaling $11.0 million in principal amount. Management anticipates that the payment of all $11.0 million of outstanding A, B and C redeemable preferred stock will be completed in the first quarter of 2011 at a total cost of $11.3 million, which includes a $0.3 million early redemption premium.

Invested Assets
Our invested assets consist mainly of of high quality investments (with a minimum overall rating of "AA") in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions.

Regulatory Requirements
Our investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and other investments.

Investment Strategy
Our investment policy and strategy is reviewed and approved by the board of directors of each of our insurance subsidiaries on a regular basis in order to review and consider investment activities, tactics and new investment opportunities. Our investment strategy seeks long-term returns through disciplined security selection, portfolio diversity and an integrated approach to risk management. We select and monitor investments to balance the goals of safety, stability, liquidity, growth and after-tax total return with the need to comply with regulatory investment requirements. Our investment portfolio is managed by a third-party provider of asset management services, which specializes in the insurance sector. Asset liability management is accomplished by setting an asset target duration range that is influenced by the following factors: (i) the estimated reserve payout pattern, (ii) the inclusion of our tactical capital market views into the investment decision making process and (iii) our overall risk tolerance. We aim to achieve a relatively safe and stable income stream by maintaining a broad-based portfolio of investment grade fixed maturity securities. These holdings are supplemented by investments in additional asset types with the objective of further enhancing the portfolio's diversification and expected returns. These additional asset types include common and redeemable preferred stock. We manage our investment risks through consideration of duration of liabilities, diversification, credit limits, careful analytic review of each investment decision, and comprehensive risk assessments of the overall portfolio.

The following table summarizes our net investment income:

(in thousands)	Years Ended December 31,
	2010	2009	2008
Fixed income securities	$3,666	$4,520	$4,600
Cash on hand and on deposit	738	557	1,035
Common and preferred stock dividends	60	28	77
Notes receivable	157	162	247
Other income	(46)	2	124
Investment expenses	(502)	(510)	(523)
Net investment income	$4,073	$4,759	$5,560

The following table summarizes our invested assets at fair value by asset category:

(in thousands)	At December 31,
	2010	2009	2008
Obligations of the U.S. Treasury and U.S. Government agencies	$25,046	$19,480	$27,809
Municipal securities	10,616	14,582	16,048
Corporate securities	44,222	36,511	36,848
Mortgage-backed securities	3,736	5,691	7,496
Asset-backed securities	2,166	4,684	8,204
Total fixed maturity securities	$85,786	$80,948	$96,405

Common stock - publicly traded	$314	$369	$423
Preferred stock - publicly traded	196	177	155
Common stock - non-publicly traded	424	662	586
Preferred stock - non-publicly traded	1,001	1,002	10
Total equity securities	$1,935	$2,210	$1,174

The following table summarizes our allocation of fixed maturities by maturity date:

(in thousands)	At December 31,
	2010	2009	2008
Due in one year or less	$4,397	$2,384	$7,058
Due after one year through five years	31,944	19,290	16,800
Due after five years through ten years	27,109	30,973	34,517
Due after ten years through twenty years	4,296	3,898	4,020
Due after twenty years	12,137	14,028	18,310
Mortgage-backed securities	3,737	5,691	7,496
Asset backed securities	2,166	4,684	8,204
Total fixed maturity securities	$85,786	$80,948	$96,405

The following tables summarize our net realized investment gains (losses):

(in thousands)	Years Ended December 31,
	2010	2009	2008
Realized gains on sales of fixed maturity securities	$705	$824	$30
Realized losses on sales of fixed maturity securities	(94)	(787)	(14)
Realized gains on sales of equity securities	126	70	14
Realized losses on sales of equity securities	(22)	(53)	—
Impairment write-downs (other-than-temporary impairments)	(65)	—	(1,951)
Total realized investment gains (losses)	$650	$54	$(1,921)

As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. We do not intend to sell these investments and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. During 2010, based on our quarterly review, 8 equity securities were deemed to be other-than-temporarily impaired and an impairment charge of $0.1 million was recorded.

As of December 31, 2009, there were 13 fixed maturity and 21 equity securities in unrealized loss positions. We did not record any OTTIs during 2009. In 2008, we determined the decline in fair value of 1 fixed maturity security and 15 equity securities to be OTTI. This resulted in an impairment write-down of $1.2 million on the fixed maturity security and $0.8 million on the equity securities.

On January 1, 2008, we adopted accounting guidance for reporting fair values in accordance with ASC 820-10 - Fair Value Measurements. There were no adjustments required to the fair value of investments as a result of adopting the new guidance. The market approach was the valuation technique used to measure fair value of the investment portfolio. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The guidance establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:
Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.
Level 3 - Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. These unobservable inputs are derived from our own internal calculations, estimates and assumptions and require significant management judgment or estimation.

The financial instruments guidance, ASC Topic 825-The Fair Value Option for Financial Assets and Financial Liabilities, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The guidance requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value along with the significant assumptions used to estimate the fair value.

The following table presents our investment securities within the fair value hierarchy, and the related inputs used to measure those securities at December 31, 2010 and 2009:

(in thousands)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities	$85,786	$—	$85,786	$—
Common stock - publicly traded	314	314	—	—
Preferred stock - publicly traded	196	53	143	—
Common stock - non-publicly traded	424	—	—	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,170	1,170	—	—
Total	$88,891	$1,537	$85,929	$1,425

December 31, 2009
Fixed maturity securities	$80,948	—	$79,440	$1,508
Common stock - publicly traded	369	369	—	—
Preferred stock - publicly traded	177	177	—	—
Common stock - non-publicly traded	662	—	—	662
Preferred stock - non-publicly traded	1,002	—	—	1,002
Short-term investments	1,220	1,220	—	—
Total	$84,378	$1,766	$79,440	$3,172

The use of Level 3 "unobservable inputs" included 5 securities that accounted for 1.6% of total investments at December 31, 2010 and 19 securities that accounted for 3.8% of total investments at December 31, 2009.

The following table summarizes changes in Level 3 assets measured at fair value:

(in thousands)	Years Ended December 31,
	2010	2009
Beginning balance	$3,172	$596
Total gains or losses (realized/unrealized):
Included in net income	(2)	16
Included in comprehensive loss	174	367
Amortization/accretion	—	—
Purchases, issuance and settlements	—	862
Net transfers (out of) into Level 3	(1,919)	1,331
Ending balance	$1,425	$3,172

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	Years Ended December 31,
Cash provided by (used in):	2010	2009	2008
Operating activities	$13,102	$13,393	$12,998
Investing activities	(29,801)	(26,532)	(26,069)
Financing activities	30,148	20,997	(1,875)
Net change in cash and cash equivalents	$13,449	$7,858	$(14,946)

Operating Activities
Net cash provided by operating activities was $13.1 million, $13.4 million and $13.0 million for , for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, our net cash provided from operating activities primarily reflected our net income and collections of reinsurance and other receivables offset by payments made for accrued expenses, accounts payable and commissions payable. In 2009, our net cash provided from operating activities primarily reflected our net income and collections of reinsurance and other receivables offset by in part by payments made for accrued expenses, accounts payable and commissions payable. In 2008, our net cash provided by operating activities reflected our net income and policy liabilities offset by growth in our reinsurance receivables.

Investing Activities
Net cash used in investing activities was $29.8 million for the year ended December 31, 2010 and $26.5 million for the year ended December 31, 2009. For the year ended December 31, 2010, net cash used in investing activities primarily reflected cash used for purchases of fixed maturity securities, the acquisitions of South Bay Acceptance Corporation, Continental Car Club and United Motor Club and purchases of property, equipment and other non-operating assets and change in restricted cash. For the year ended December 31, 2009, net cash used in investing activities primarily reflected the use of cash for acquisitions and change in restricted cash offset in part by cash from the sale or maturity of investments. For the year ended December 31, 2008, net cash used in investing activities totaled $26.1 million and primarily reflected the increased purchases of investment securities that was only partially offset by the receipt of proceeds from the maturity of investment securities and change in restricted cash.

Financing Activities
Net cash provided by financing activities was $30.1 million for the year ended December 31, 2010 and $21.0 million for the year ended December 31, 2009. For the year ended December 31, 2010, net cash provided by financing activities reflected the funds received from our IPO totaling $43.6 million less IPO related costs of $3.3 million and additional borrowings under our lines of credit of $25.2 million offset by the redemption of $20.0 million in subordinated debentures and payment of the liquidation preference of $14.1 million paid to Class A stockholders. For the year ended December 31, 2009, net cash provided by financing activities reflected additional borrowings under our lines of credit and the issuance of common and treasury stock. For the year ended December 31, 2008 net cash used in financing activities reflected our purchase of equity securities and the repayment of indebtedness.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2010, are detailed in the table below by maturity date as of the dates indicated (in thousands):

(in thousands)	Payments due by period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes payable	$36,713	$—	$36,713	$—	$—
Preferred trust securities	35,000	—	—	—	35,000
Redeemable preferred stock (1)	11,040	—	—	—	11,040
Operating leases	15,506	2,165	4,228	2,374	6,739
Unpaid Claims (2)	32,693	29,992	2,510	175	16
Total	$130,952	$32,157	$43,451	$2,549	$52,795

(1) We redeemed our Redeemable Preferred Stock in January 2011.
(2) Estimated. See "-Unpaid Claims." Net unpaid claims are: total $12,441; less than 1 year $11,414; 1-3 years $955; 3-5 years $66; and more than 5 years $6.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Effects of Inflation
Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when either invested assets or liabilities, but not both are indexed to inflation. Inflation has not had a material impact on our results of operations in the periods presented in our Consolidated Financial Statements.

Recently Issued Accounting Standards
 On December 31, 2009, we adopted the new guidance on U.S. GAAP, which is within ASC Topic 105, GAAP. The new guidance establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the "Codification"). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on our financial position, results of operations or cash flows. References to accounting guidance contained in the our consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the number and name.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2 and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance became effective for us beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurements, which will be effective for us in the first quarter of fiscal 2012. The adoption of this accounting guidance is reflected in the Footnote, "Fair Value of Financial Instruments" and did not have a material impact on our financial statement disclosures.

On December 31, 2009, we adopted the new guidance on measuring the fair value of liabilities. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. The adoption of this new guidance did not have an impact on our financial position, results of operations or cash flows.

On December 31, 2009, we adopted the new subsequent events guidance. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new guidance did not have an impact on our financial position, results of operations or cash flows.

On December 31, 2009, we applied the fair value measurements and disclosures guidance for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on our financial position, results of operations or cash flows. Our non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The requirements of this guidance include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, we are required to use a market, income or cost approach valuation technique(s). We performed our annual impairment analysis of goodwill and indefinite-lived intangible assets in the fourth quarter of 2010. There was no impairment of intangible assets for the years ended December 31, 2010 and December 31, 2009.

In December 2009, the FASB issued revised guidance for the accounting of variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance is effective for us beginning in fiscal 2011 and is not expected to have a material impact on our consolidated financial statements.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Assuming we do not apply the guidance early, we are required to adopt this new guidance on January 1, 2011. We are currently evaluating the requirements of this new guidance and the potential impact, if any, on our financial position, results of operations or cash flows.

In April 2009, we adopted the new other-than-temporary impairments guidance. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) ("OCI"). At adoption, there was no cumulative effect adjustment to reclassify the non-credit component.

In January 2009, we adopted the revised business combinations guidance, which is within ASC Topic 805, Business Combinations. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting is used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on our financial position, results of operations or cash flows. However, for any business combination in 2010 or beyond, our financial position, results of operations or cash flows could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result depending on the terms of the acquisition.

In January 2009, we adopted the new consolidations guidance. The new guidance requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statements of income. The new guidance also calls for consistency in reporting changes in the parent's ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a de-consolidation. The adoption of the new guidance did not have an impact on tour financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Effective risk management is fundamental to our ability to protect both our customers' and stockholders' interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk, and concentration risk.

Interest Rate Risk
Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities primarily in the United States. There are two forms of interest rate risk: price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments fall, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness and redeemable preferred stock. As of December 31, 2010, we had $36.7 million outstanding under our revolving facility with SunTrust at an interest rate of 6.00%, which is based on an adjusted LIBOR rate. CB&T became a new lender under the revolving credit facility on November 30, 2010. As of December 31, 2010 and December 31, 2009 we had $2.0 million and $2.1 million, respectively, of variable rate Series B redeemable preferred stock outstanding, which accrues cash dividends quarterly at a rate per annum of 4.0% plus 90 day LIBOR. The interest rate in effect during the quarter ended December 31, 2010 was 4.29%.

Credit Risk
Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed maturity investment portfolio and, to a lesser extent, in our reinsurance receivables.

We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.  Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality.

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments as described above under "-Critical Accounting Policies - Reinsurance."

At December 31, 2010, approximately 73.0% of our $169.4 million of reinsurance receivables were protected from credit risk by using various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement, compared to $173.8 million at December 31, 2009. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best. For a discussion of reinsurance related risks, see Item 1A - "Risk Factors - Risks Related to Our Payment Protection Business - Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers."

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, 66.8% for the year ended December 31, 2010, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA, and any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

We have two additional forms of concentration risk: (a) geographic (almost two-thirds of our Wholesale Brokerage segment is in California) and (b) channel distribution risk (almost half of our Payment Protection revenue is in the consumer finance distribution channel). Our risk mitigation strategies are to expand geographically (in our Wholesale Brokerage segment) and increase the volume of business through other distribution channels (in our Payment Protection segment).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fortegra Financial Corporation

We have audited the accompanying consolidated balance sheets of Fortegra Financial Corporation and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2010, 2009 and 2008.  Our audits also included the financial statement schedule listed in Item 15.  The financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortegra Financial Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set therein.

/s/ Johnson Lambert & Co. LLP
Jacksonville, Florida
March 14, 2011

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Amounts)

	December 31,
	2010	2009
Assets:
Investments
Fixed maturity securities available-for-sale at fair value (amortized cost of $82,124 in 2010 and $78,548 in 2009)	$85,786	$80,948
Equity securities available-for-sale at fair value (cost of $1,955 in 2010 and $2,155 in 2009)	1,935	2,210
Short-term investments	1,170	1,220
Total investments	88,891	84,378
Cash and cash equivalents	43,389	29,940
Restricted cash	15,722	18,090
Accrued investment income	880	910
Notes receivable	1,485	2,138
Other receivables	25,473	28,116
Reinsurance receivables	169,382	173,798
Deferred acquisition costs	65,142	41,083
Property and equipment, net	11,996	4,140
Goodwill	84,387	63,561
Other intangibles, net	29,283	29,997
Other assets	5,505	2,475
Total assets	$541,535	$478,626

Liabilities:
Unpaid claims	$32,693	$36,152
Unearned premiums	210,430	215,652
Accrued expenses and accounts payable	41,844	45,117
Commissions payable	—	2,157
Deferred revenue	25,611	—
Notes payable	36,713	31,487
Preferred trust securities	35,000	35,000
Redeemable preferred stock	11,040	11,540
Deferred income taxes	24,317	20,728
Total liabilities	417,648	397,833

Commitments and Contingencies (Note 21)

Stockholders’ Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,256,735 and 15,786,913 shares issued in 2010 and 2009, respectively	203	1,002
Treasury stock (44,578 shares in 2010 and 2009, respectively)	(176)	(176)
Additional paid-in capital	95,556	53,675
Accumulated other comprehensive income, net of tax (expense) of $(1,235) and $(865), in 2010 and 2009, respectively	2,293	1,607
Retained earnings	25,308	23,210
Stockholders’ equity before non-controlling interest	123,184	79,318
Non-controlling interest	703	1,475
Total stockholders’ equity	123,887	80,793
Total liabilities and stockholders’ equity	$541,535	$478,626

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share and Per Share Amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Service and administrative fees	$34,145	$31,829	$24,279
Wholesale brokerage commissions and fees	24,620	16,309	—
Ceding commission	28,767	24,075	26,215
Net investment income	4,073	4,759	5,560
Net realized gains (losses)	650	54	(1,921)
Net earned premium	111,805	108,116	112,774
Other income	230	971	178
Total revenues	204,290	186,113	167,085

Expenses:
Net losses and loss adjustment expenses	36,035	32,566	29,854
Commissions	71,003	70,449	81,226
Personnel costs	36,361	31,365	21,742
Other operating expenses	22,873	22,291	12,225
Depreciation	1,396	801	532
Amortization of intangibles	3,232	2,706	2,097
Interest expense	8,464	7,800	7,255
Total expenses	179,364	167,978	154,931

Income before income taxes and non-controlling interest	24,926	18,135	12,154
Income taxes	8,703	6,551	4,208
Income before non-controlling interest	16,223	11,584	7,946
Less: net income (loss) attributable to non-controlling interest	20	26	(82)
Net income	$16,203	$11,558	$8,028

Earnings per share:
Basic	$1.02	$0.75	$0.55
Diluted	$0.94	$0.69	$0.52
Weighted average common shares outstanding:
Basic	15,929,181	15,388,706	14,549,703
Diluted	17,220,029	16,645,928	15,520,108

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
Balance, January 1, 2008	14,524,456	$922	—	$—	$44,412	$446	$3,653	$2,040	$51,473
Net income	—	—	—	—	—	—	8,028	(82)	7,946
Change in unrealized gains and losses, net of tax of $764	—	—	—	—	—	(1,518)	—	9	(1,509)
Comprehensive income	—	—	—	—	—	(1,518)	8,028	(73)	6,437
Dividends	—	—	—	—	—	—	(29)	(308)	(337)
Stock-based compensation	—	—	—	—	244	—	—	—	244
Options exercised	551,250	35	—	—	1,238	—	—	—	1,273
Repurchased stock	—	—	(525,000)	(2,069)	—	—	—	—	(2,069)
Balance, December 31, 2008	15,075,706	$957	(525,000)	(2,069)	$45,894	$(1,072)	$11,652	$1,659	$57,021
Net income	—	—	—	—	—	—	11,558	26	11,584
Change in unrealized gains, net of tax of $(1,400)	—	—	—	—	—	2,679	—	1	2,680
Comprehensive income	—	—	—	—	—	2,679	11,558	27	14,264
Dividends	—	—	—	—	—	—	—	(211)	(211)
Stock-based compensation	—	—	—	—	209	—	—	—	209
Treasury stock sold	—	—	480,422	1,893	1,982	—	—	—	3,875
Options exercised	15,750	1	—	—	23	—	—	—	24
Issuance of common stock	695,457	44	—	—	5,567	—	—	—	5,611
Balance, December 31, 2009	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$23,210	$1,475	$80,793
Net income	—	—	—	—	—	—	16,203	20	16,223
Change in unrealized gains, net of tax of $(370)	—	—	—	—	—	686	—	68	754
Comprehensive income	—	—	—	—	—	686	16,203	88	16,977
Change in par value	—	(844)		—	844	—	—	—	—
Stock-based compensation	160,000	2	—	—	174	—	—	—	176
Redemption of minority interest	—	—	—	—	—	—	—	(860)	(860)
Options exercised	44,185				203	—	—	—	203
Conversion of Class A common stock	—	—	—	—	—	—	(14,105)	—	(14,105)
Issuance of common stock	4,265,637	43	—	—	40,660	—	—	—	40,703
Balance, December 31, 2010	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$25,308	$703	$123,887

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands Except Share Amounts)

	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$16,203	$11,558	$8,028
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred policy acquisition costs	(5,754)	(2,096)	(11,218)
Depreciation and amortization	4,628	3,507	2,629
Deferred income tax expense	4,881	3,411	144
Net realized (gains) losses	(650)	(54)	1,921
Stock-based compensation expense	176	209	244
Amortization of premiums and discounts on investments	348	197	(11)
Non-controlling interest	(772)	(184)	(380)
Change in allowance for doubtful accounts	(30)	(100)	(425)
Changes in operating assets and liabilities, net of the effects of acquisitions
Accrued investment income	30	285	(262)
Other receivables	4,874	1,148	624
Reinsurance recoverables	4,416	25,225	(11,046)
Other assets	(1,600)	(109)	185
Unpaid claims	(3,459)	(211)	(1,918)
Unearned premiums	(5,222)	(27,894)	21,959
Accrued expenses and accounts payable	(4,584)	3,724	4,010
Commissions payable	(3,564)	(5,223)	(1,486)
Deferred revenue	3,181	—	—
Net cash flows provided by operating activities	13,102	13,393	12,998
Investing activities
Proceeds from maturities of available for sale investments	12,114	12,323	26,113
Proceeds from sales of available for sale investments	8,769	14,376	8,210
Proceeds from maturities of short term investments	50	960	350
Purchases of available for sale investments	(24,047)	(8,326)	(60,131)
Purchases of short term investments	—	—	(5)
Purchases of property and equipment	(9,191)	(1,974)	(1,227)
Net (paid) for acquisitions of subsidiaries	(20,548)	(38,577)	(1,936)
Proceeds from notes receivable	684	120	1,259
Change in restricted cash	2,368	(5,434)	1,298
Net cash flows used in investing activities	(29,801)	(26,532)	(26,069)
Financing activities
Payments on notes payable	(20,000)	(13,600)	(1,079)
Proceeds from notes payable	25,226	25,087	—
Capitalized closing costs for notes payable	(1,379)	—	—
Net proceeds from issuance of common stock	40,703	5,611	—
Payments on redeemable preferred stock	(500)
Stockholder funds disbursed at purchase	(14,105)	—	—
Net proceeds from exercise of stock options	117	24	846
Excess tax benefits from stock-based compensation	86	—	427
Issuance (purchase) of treasury stock	—	3,875	(2,069)
Net cash flows provided by (used in) financing activities	30,148	20,997	(1,875)
Net increase (decrease) in cash and cash equivalents	13,449	7,858	(14,946)
Cash and cash equivalents, beginning of period	29,940	22,082	37,028
Cash and cash equivalents, end of period	$43,389	$29,940	$22,082
Supplemental disclosures of cash payments for
Interest	$7,246	$7,728	$7,184
Income taxes	$5,316	$3,806	$1,212
See accompanying notes to these consolidated financial statements

FORTEGRA FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations
Fortegra Financial Corporation and its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The consolidated financial statements include the Company and its majority-owned and controlled subsidiaries, including:

•	LOTS Intermediate Company

•	Bliss and Glennon, Inc.

•	Creative Investigations Recovery Group, LLC

•	CRC Reassurance Company, Ltd.

•	Insurance Company of the South

•	Life of the South Insurance Company and its subsidiary, Bankers Life of Louisiana

•	LOTS Reassurance Company

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company

•	Southern Financial Life Insurance Company

•	South Bay Acceptance Corporation

•	Continental Car Club, Inc.

•	United Motor Club of America, Inc.

The Company operates in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing ("BPO") and (iii) Wholesale Brokerage. Payment Protection specializes in protecting lenders and their consumers from death, disability or other events that could otherwise impair their ability to repay a debt. BPO provides an assortment of administrative services tailored to insurance and other financial services companies through a virtual insurance company platform. Wholesale Brokerage uses a pure wholesale sell-through model to sell specialty casualty and surplus lines insurance.

1. Basis of Presentation
These consolidated financial statements reflect the consolidated financial statements of Fortegra Financial Corporation and its subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board Accounting Standards Codification ("ASC" or "the guidance").

The Company has reviewed all material events that occurred up to the date the Company's consolidated financial statements were issued to determine whether any event required recognition or disclosure in the financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All material intercompany account and transactions have been eliminated.

The third party ownership of 15% of the common stock of Southern Financial Life Insurance Company and 52% of the preferred stock of CRC Reassurance Company, Ltd. has been reflected as non-controlling interest on the consolidated balance sheets. Income attributable to those companies' minority shareholders has been reflected on the consolidated statements of income and comprehensive income as income attributable to non-controlling interest.

Use of Estimates
Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Revision of Previously Issued Consolidated Financial Statements
The Company revised its consolidated financial statements to correct errors related to other-than-temporary impairments, stock options and other items for the years ending December 31, 2009 and December 31, 2008. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

income or loss, net cash provided by operating activities or stockholders' equity.

The following table reconciles assets, stockholders' equity and net income of the Company as presented in the accompanying consolidated financial statements to assets, stockholders' equity and net income as previously presented.

	2009	2008
Total assets, as previously reported	$474,686	$439,321
Adjustment to correct the classification of investments from held-to-maturity to available-for-sale	—	(1,791)
Adjustment to correct the classification of reinsurance receivables	—	1,800
Adjustment to correct goodwill	3,543	2,795
Other adjustments	397	244
Total assets, as reported herein	$478,626	$442,369

Total stockholders' equity, as previously reported	$80,278	$57,421
Adjustment to correct the classification of investments from held-to-maturity to available-for-sale	—	(1,110)
Adjustment to correct goodwill	402	402
Other adjustments	113	308
Total stockholders’ equity, as reported herein	$80,793	$57,021

	Years Ended December 31,
	2009	2008
Net income, as previously reported	$12,034	$8,764
Adjustments to record stock-based compensation	(209)	(244)
Adjustments to record other-than-temporary-impairments on investments	—	(521)
Other adjustments	(267)	29
Net income, as reported herein	$11,558	$8,028

Stock Split, Change in Authorized Shares and Change in Par Value
On December 13, 2010, the Board of Directors approved a 5.25 for one split of the Company's common stock in the form of a 100 percent stock dividend payable. All common shares and per share data have been retroactively adjusted to reflect the stock split. Also effective November 23, 2010, the Company changed the par value of its common stock from $0.331/3 per share to $0.01 per share and increased the number of authorized common shares to 150,000,000 and also authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share.

2. Summary of Significant Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of the financial statements:

Fair Value
On January 1, 2008, the Company adopted accounting guidance for reporting fair values in accordance with ASC 820-10 - Fair Value Measurements. There were no adjustments required to the fair value of investments as a result of adopting the new guidance. The market approach was the valuation technique used to measure fair value of the investment portfolio. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The guidance establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets,

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.
Level 3 - Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement. These unobservable inputs are derived from the Company's internal calculations, estimates and assumptions and require significant management judgment or estimation.

The financial instruments guidance, ASC Topic 825-The Fair Value Option for Financial Assets and Financial Liabilities, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The guidance requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value along with the significant assumptions used to estimate the fair value.

Revenue Recognition
The Company's revenues are primarily derived from service and administrative fees, wholesale brokerage commissions and related fees, ceding commissions and net investment income.

Service and Administrative Fees - The Company earns service and administrative fees for a variety of activities. This includes providing administrative services for other insurance companies, debt cancellation programs, collateral tracking and asset recovery services. The Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policy or debt cancellation contract being administered. The BPO service fee revenue is recognized as the services are performed. These services include fulfillment, BPO software development, and claims handling for the Company's customers. Collateral tracking fee income is recognized when the service is performed and billed. Asset recovery service revenue is recognized upon the location of a recovered unit and or the location and delivery of a unit. Management reviews the financial results under each significant BPO contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss occurs. During the years ended December 31, 2010, 2009 and 2008, the Company has not incurred a loss with respect to a specific significant BPO contract.

Wholesale Brokerage Commissions and Fees - The Company earns wholesale brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies and is primarily recognized when the underlying insurance policies are issued. A portion of the wholesale brokerage commission income is derived from profit commission agreements with insurance carriers. These commissions are received from carriers based upon the underlying underwriting profitability of the business that the Company places with those carriers. Profit commission income is generally recognized as revenue on the receipt of cash based on the terms of the respective carrier contracts. In certain instances, profit commission income may be recognized in advance of cash receipt where the profit commission income due to be received has been calculated or has been confirmed by the insurance carrier.

Ceding Commissions - Ceding commissions earned under coinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by the assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred and are based on the claim experience of the related policy.  The adjustment is calculated by adding the earned premium and investment income from the assets held in trust for the Company's benefit less earned commissions, incurred claims and the reinsurer's fee for the coverage.

Net Investment Income - The Company recognizes investment income as it is earned from interest payments and dividends on its investment securities portfolio and interest earned on its cash accounts and notes receivable, less related portfolio management expenses. Investment income also includes any amortization of premiums and accretion of discounts on securities acquired at other than par value.

Net Earned Premium - Direct and assumed earned premium consists of revenue generated from the direct sale of Payment Protection insurance policies by the Company's distributors or premiums written for Payment Protection insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy. Direct and assumed earned premium are offset by premiums ceded to the Company's reinsurers, including producer owned reinsurance companies ("PORCs"). The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses include actual claims paid and the change in unpaid claim reserves.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Investments
Both fixed maturity securities and equity securities are classified as available-for-sale and carried at fair value with unrealized gains and losses reflected in other comprehensive income, net of tax. The cost of investments sold and any resulting gain or loss, is based on the specific identification method and recognized as of the trade date.

During 2009, the Company adopted the new accounting standards related to other-than-temporary impairment ("OTTI") that provide guidance in determining whether impairments in its debt securities are other-than-temporary and require additional disclosures relating to OTTI and unrealized losses on investments. All investments in an unrealized loss position are reviewed at the individual security level to determine whether a credit or interest rate-related impairment is other-than-temporary. For fixed maturity securities, impairment is considered to be other-than-temporary if the Company has the intent to sell the security prior to recovery, if it is more likely than not the Company will be required to sell the security prior to recovery, or if the Company doesn't believe the value of the security will recover. The Company's impairment analysis takes into account factors, both qualitative and quantitative in nature. The new standards did not change the impairment model for equity securities which are assessed for OTTI. Among the factors the Company considers in assessing OTTI for debt and equity securities are the following:

•	the length of time and the extent to which fair value has been less than cost;

•
if an investment's fair value declines below cost, the Company determines if there is adequate evidence to overcome the presumption that the decline is other-than-temporary. Supporting evidence could include a recovery in the investment's fair value subsequent to the date of the statement of financial position, a return of the investee to profitability and the investee's improved financial performance and future prospects (such as earnings trends or recent dividend payments), or the improvement of financial condition and prospects for the investee's geographic region and industry;

•
issuer-specific considerations, including an event of missed or late payment or default, adverse changes in key financial ratios, an increase in nonperforming loans, a decline in earnings substantially below that of the investee's peers, downgrading of the investee's debt rating or suspension of trading in the security;

•
the occurrence of a significant economic event that may affect the industry in which an issuer participates, including a change that might adversely impact the investee's ability to achieve profitability in its operations;

•	the Company's intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value; and

•
with regards to commercial mortgage-backed securities ("CMBS"), the Company also evaluates key statistics such as breakeven constant default rates and credit enhancement levels. The breakeven constant default rate indicates the percentage of the pool's outstanding loans that must default each and every year with 40 percent loss severity (i.e., a recovery rate of 60 percent) for a CMBS class/tranche to experience its first dollar of principal loss. Credit enhancements indicate how much protection, or “cushion,” there is to absorb losses in a particular deal before an actual loss would impact a specific security.

The new guidance required that, at the date of adoption, the Company record a cumulative effect of change in accounting principle to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income. Based on its review, the Company had no OTTI losses to reclassify.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments, with original maturities of three months or less when purchased. At various times throughout the year, the Company has cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these institutions on a periodic basis and does not anticipate nonperformance by the financial institutions.

Restricted Cash
Restricted cash primarily represents unremitted premiums received from agents, unremitted claims received from insurers, fiduciary cash for reinsurers and pledged assets for the protection of policy holders in various state jurisdictions. Restricted cash is generally required to be kept in certain bank accounts subject to guidelines which emphasize capital preservation and liquidity; pursuant to the laws of certain states in which the Company's subsidiaries operate and applicable contractual obligations, such funds are not available to service the Company's debt or for other general corporate purposes. The Company is entitled to retain investment income earned on these fiduciary funds.

Other Receivables
Other receivables consist primarily of advance commissions and agents' balances in course of collection and billed but not collected policy premium. For policy premiums that have been billed but not collected, the Company records a receivable on its balance sheet for the full amount of the premium billed, with a corresponding liability, net of its commission, to insurance

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers.

Reinsurance
Balances recoverable from reinsurers and amounts ceded to reinsurers relating to the unexpired portion of reinsured policies are presented as assets. Experience refunds from reinsurers are recognized based on the underwriting experience of the underlying contracts.

Deferred Acquisition Costs
The costs of acquiring new business and retaining existing business, principally commissions, premium taxes and certain underwriting and marketing costs that vary with and are primarily related to the production of new business, have been deferred and are being amortized as the related premium is earned. Amortization of deferred acquisition costs for the years ended December 31, 2010, 2009 and 2008, totaled $57.3 million, $57.7 million and $60.6 million, respectively. The Company considers investment income in determining whether deferred acquisition costs are recoverable at year-end. No write-offs for unrecoverable deferred acquisition costs were recognized during 2010, 2009 and 2008.

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method and are charged to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to income when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture, fixtures, equipment and software. Leasehold improvements and capitalized leases are depreciated over the remaining life of the lease.

The Company evaluates the impact of rent escalation clauses, lease incentives, including rent abatements included in its operating leases. Rent escalation clauses and lease incentives are considered in determining total rent expense to be recognized during the term of the lease, which begins on the date the Company takes control of the leased space. Rent expense related to lease agreements which contain escalation clauses are recorded on a straight-line basis. Renewal options are considered by evaluating the overall term of the lease.

Internally Developed Software
The Company capitalizes internally developed software costs on a project-by-project basis in accordance with ASC 350-40, Intangibles - Goodwill and Other: Internal-Use Software. All costs to establish the technological feasibility of computer software development are expensed to operations when incurred. Internally developed software development costs are carried at the lower of unamortized cost or net realizable value and are amortized based on the current and estimated useful life of the software. Amortization over the estimated useful life of five years begins when the software is ready for its intended use.

Goodwill
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination.
The Company's goodwill is not amortized but is reviewed annually for impairment or more frequently if certain indicators arise. The goodwill impairment review is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. Estimates of fair value are primarily determined by using discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

The goodwill impairment review is highly judgmental and involves the use of significant estimates and assumptions. The estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

The Company's reporting units for impairment testing purposes are identical to our operating segments. The Company calculated the fair value of each reporting unit at December 31, 2010 and 2009 utilizing a discount rate of 10%, projected earnings and a forecasted annual growth rate of 4%. The calculations resulted in a fair value for each of our operating segments which exceeded their respective carrying values. Therefore, step two of the impairment test was not necessary and an

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

impairment charge was not recorded.

Other Intangible Assets
Other intangible assets include trademarks, customer related and contract based assets representing primarily client lists and non−compete arrangements and acquired software. These intangible assets, with the exception of trademarks, are amortized over periods ranging from 1 to 10 years. Trademarks are not amortized since these assets have been determined to have indefinite useful lives. Intangible assets are tested at least annually, or whenever events or circumstances indicate that their carrying amount may not be recoverable or impairments using an analysis of expected future cash flows.

Unpaid Claims
Unpaid claims include estimates for benefits reported prior to the close of the accounting period and other estimates, including amounts for incurred but not reported benefits. These liabilities are continuously reviewed and updated by management.
Management believes that such liabilities are adequate to cover the estimated cost of the related benefits. When management determines that changes in estimates are required, such changes are included in current operations.

The liability for unpaid claims includes estimates of the ultimate cost of known claims plus supplemental reserves calculated based upon loss projections utilizing certain actuarial assumptions and historical and industry data. In establishing its liability for unpaid claims, the Company utilizes the findings of actuaries.

Considerable uncertainty and variability are inherent in such estimates, and accordingly, the subsequent development of these reserves may not conform to the assumptions inherent in the determination. Management believes that the amounts recorded as the liability for policy and claim liabilities represent its best estimate of such amounts. However, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, such ultimate amounts could be significantly in excess of or less than the amounts indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in the the consolidated statement of income.

Unearned Premiums
Premiums written are earned over the period that coverage is provided. Unearned premiums represent the portion of premiums that will be earned in the future and are generally calculated using the pro-rata method. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred policy acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2010 and 2009, no reserve was recorded.

Commissions Payable
Commissions include the commissions paid to distributors selling credit insurance policies. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation on a monthly basis for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable amount due from such producer for instances where the net result of the retrospective commission calculation is negative.

The Company records a liability which reflects the amount of the retrospective commission earned by the producer, typically on a monthly basis. The settlement with the producer, in a subsequent period (usually the following month), results in a cash payment to the producer, which has the effect of reducing the recorded liability associated with that producer. If the net result is negative, the Company will record a receivable amount due from the producer, which reflects the fact that administrative fees, claims, reserves, and premium taxes exceeded the amount of net earned premium related to that producer. The Company offsets the receivable amount due from the producer by:

•	reducing future retrospective commissions earned and payable against the receivable amount due from the producer;

•	reducing the producer's up-front commission associated with current period written premium production, which is credited against the receivable amount due from the producer; or

•	invoicing the producer for an amount equal to the amount due to the Company.
The Company reviews, on a regular basis, all instances where the retrospective result is a net negative amount (receivable due from the producer) to determine the action to be implemented with respect to such producer in order to collect any receivable amount.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Deferred Revenues
Deferred revenues represent unearned fee revenues attributable to our car clubs, and are earned over the period that coverage is provided. Deferred revenues represent the portion of income that will be earned in the future, and are generally calculated using either the pro rata method or sum-of-the-digits.

Income Taxes
The Company files a consolidated federal income tax return with all majority owned subsidiaries. The Company has a tax sharing agreement with its subsidiaries where each company is apportioned the amount of tax equal to that which would be reported on a separate company basis. The components of other comprehensive income or loss included in the consolidated statements of stockholders' equity have been computed based upon the 35% tax rate.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

FASB ASC subtopic 740-10, "Income Taxes—Overall" ("ASC 740-10") prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Comprehensive Income
Comprehensive income includes both net income and other items of comprehensive income. For the years ended December 31, 2010, 2009 and 2008, other comprehensive income was comprised of unrealized gains and losses on securities classified as available-for-sale. The Company has elected to disclose comprehensive income in its consolidated statements of stockholders' equity.

Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic earnings per share exclude the effect of potentially dilutive options. Diluted earnings per share reflect potential dilution that could occur if stock options were exercised and excludes anti-dilutive shares. Earnings per share is calculated as follows:

	Years Ended December 31,
	2010	2009	2008
Numerator for both basic and diluted earnings per share:
Net income available to common stockholders	$16,203	$11,558	$8,028

Denominator:
Total average basic common shares outstanding	15,929,181	15,388,706	14,549,703
Effect of dilutive stock options	1,290,848	1,257,222	970,405
Total average diluted common shares outstanding	17,220,029	16,645,928	15,520,108

Earnings per share-basic	$1.02	$0.75	$0.55
Earnings per share-diluted	$0.94	$0.69	$0.52

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB Topic ASC 718, "Compensation—Stock Compensation" ("ASC 718"), which addresses accounting for stock-based awards, including stock options and restricted stock, with compensation expense measured using fair value and recorded over the requisite service or performance period of the awards. The Company measures stock-based compensation using the calculated value method. Under that method, The

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Company estimates the fair value of each option on the grant date using the Black-Scholes valuation model. The Company used historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not an active internal market for shares of our stock, the Company has chosen to estimate its volatility by using the volatility of a similar publicly traded company operating in the same industry. Expected dividends are based on the assumption that no dividends were expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Recently Issued Accounting Standards
 On December 31, 2009, the Company adopted the new guidance on U.S. GAAP, which is within ASC Topic 105, GAAP. The new guidance establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the "Codification"). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on the Company's financial position, results of operations or cash flows. References to accounting guidance contained in the Company's consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the number and name.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2, and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance became effective for the Company beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurements, which will be effective for the Company in the first quarter of fiscal 2012. The adoption of this accounting guidance is reflected in the Footnote, "Fair Value of Financial Instruments" and did not have a material impact on the Company’s financial statement disclosures.

On December 31, 2009, the Company adopted the new guidance on measuring the fair value of liabilities. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. The adoption of this new guidance did not have an impact on the Company's financial position, results of operations or cash flows.

On December 31, 2009, the Company adopted the new subsequent events guidance. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new guidance did not have an impact on the Company's financial position, results of operations or cash flows.

On December 31, 2009, the Company applied the fair value measurements and disclosures guidance for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on the Company's financial position, results of operations or cash flows. The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The requirements of this guidance include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform the valuation, the Company is required to use a market, income or cost approach valuation technique. The Company performed its annual impairment analysis of goodwill and indefinite-lived intangible assets in the fourth quarter of 2010. There was no impairment of goodwill or intangible assets for the years ended December 31, 2010 and December 31, 2009.

In December 2009, the FASB issued revised guidance for the accounting of variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Assuming the Company does not apply the guidance early, the Company is required to adopt this new guidance on January 1, 2011. The Company is currently evaluating the requirements of this new guidance and the potential impact, if any, on the Company's financial position, results of operations and cash flows.

In April 2009, the Company adopted the new other-than-temporary impairments guidance. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) ("OCI"). At adoption, there was no cumulative effect adjustment to reclassify the non-credit component.

In January 2009, the Company adopted the revised business combinations guidance, which is within ASC Topic 805, Business Combinations. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting is used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on the Company's financial position, results of operations or cash flows. However, for any business combination in 2010 or beyond, the Company's financial position, results of operations or cash flows could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result depending on the terms of the acquisition.

In January 2009, the Company adopted the new consolidation guidance. The new guidance requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statements of income. The new guidance also calls for consistency in reporting changes in the parent's ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a de-consolidation. The adoption of the new guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements - Not Yet Adopted
In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. This guidance generally follows the model of that for loan origination costs. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals would be deferrable. The guidance also states that advertising costs and indirect costs should be expensed as incurred. Although this guidance states that certain advertising costs that meet current accounting guidance could be deferred and treated as deferred acquisition costs ("DAC"), the Company does not currently record any advertising costs in DAC. This guidance will be effective for fiscal years beginning after December 15, 2011 with earlier adoption permitted as of the first day of a company's fiscal year. The Company is currently evaluating the requirements of the amendments and the potential impact, if any, on the Company’s financial position and results of operations.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

3. Initial Public Offering
On December 17, 2010, the Company completed is initial public offering (the "IPO"), issuing 6,000,000 shares of common stock at an IPO price of $11.00 per share, of which 4,265,637 shares were sold by us and 1,734,363 shares were sold by selling stockholders, and began trading on the New York Stock exchange under the symbol "FRF". The Company closed the transaction on December 22, 2010, and received $43.6 million in net proceeds from the offering, which reflects underwriting discounts and commissions of $3.3 million. Upon the closing of the Company's IPO, all outstanding shares of our previously issued Class A common stock automatically converted into shares of common stock. At December 31, 2010, the Company had 20,256,735 shares of common stock outstanding.

4. Business Combinations
The following table presents assets acquired, liabilities assumed and goodwill recorded for acquisitions made during the years ended December 31, 2010, 2009 and 2008 based on their fair values as of respective acquisition date:

	Gulfco Acquired March 31, 2008	CIRG Acquired December 18, 2008	Darby & Associates December 18, 2008	Bliss & Glennon Acquired April 15, 2009	South Bay Acceptance Corporation Acquired February 1, 2010	Continental Car Club Acquired May 15, 2010	United Motor Club, Inc. Acquired September 1, 2010
ASSETS:
Cash	$374	$1	$—	$10,966	$79	$961	$660
Investments	615	343	—	17,818	—	—	—
Other receviables	38	—	—	—	360	1,140	730
Deferred policy acquisition costs	—	—	—	—	—	10,749	7,557
Property and equipment	57	14	—	393	7	3	52
Other intangibles	—	—	—	8,661	—	1,080	1,438
Other assets	—	—	—	77	14	29	10
Net deferred tax asset	—	—	—	—	167	915	621

LIABILITIES:
Accrued expenses and accounts payable	(622)	(490)	—	(641)	(305)	(506)	(501)
Broker insurance payable	—	—	—	(23,851)	—	—	—
Commissions payable	—	—	—	(149)	—	(1,052)	(356)
Deferred revenue	—	—	—	—	—	(13,204)	(9,226)
Net deferred tax liablility	(25)	(5)	—	(1,133)	—	—	—
Net assets acquired	437	(137)	—	12,141	322	115	985
Purchase consideration	437	1,200	642	42,058	800	11,944	9,504
Goodwill	$—	$1,337	$642	$29,917	$478	$11,829	$8,519

The amount of goodwill attributable to the 2010, 2009 and 2008 acquisitions that is expected to be tax deductible is $20.2 million, $0 and $0, respectively.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity securities and equity securities available-for-sale at December 31, 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury
and U.S. Government agencies	$24,220	$887	$(61)	$25,046
Municipal securities	10,416	212	(12)	10,616
Corporate securities	41,906	2,488	(172)	44,222
Mortgage-backed securities	3,619	117	—	3,736
Asset-backed securities	1,963	203	—	2,166
Total fixed maturity securities	$82,124	$3,907	$(245)	$85,786

Common stock - publicly traded	$475	$12	$(173)	$314
Preferred stock - publicly traded	199	3	(6)	196
Common stock - non-publicly traded	280	153	(9)	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,955	$168	$(188)	$1,935

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity securities available for sale and equity securities available-for-sale at December 31, 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury
and U.S. Government agencies	$18,832	$674	$(26)	$19,480
Municipal securities	14,343	336	(97)	14,582
Corporate securities	35,276	1,506	(271)	36,511
Mortgage-backed securities	5,594	97	—	5,691
Asset-backed securities	4,503	181	—	4,684
Total fixed maturity securities	$78,548	$2,794	$(394)	$80,948

Common stock - publicly traded	$423	$100	$(154)	$369
Preferred stock - publicly traded	199	1	(23)	177
Common stock - non-publicly traded	528	179	(45)	662
Preferred stock - non-publicly traded	1,005	—	(3)	1,002
Total equity securities	$2,155	$280	$(225)	$2,210

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority. At December 31, 2010 and 2009, the Company had restricted investments with carrying values of $17,522 and $20,292, respectively, of which $9,940 and $14,860 are related to special deposits required by various state insurance departments.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The amortized cost and fair value of fixed maturity securities at December 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$4,357	$4,397
Due after one year through five years	30,825	31,944
Due after five years through ten years	25,546	27,109
Due after ten years through twenty years	4,223	4,296
Due after twenty years	11,591	12,137
Mortgage-backed securities	3,619	3,737
Asset backed securities	1,963	2,166
Total fixed maturity securities	$82,124	$85,786

The following table summarizes the proceeds from the sale of available-for-sale investment securities, the gross realized gains and gross realized losses for both fixed maturity and equity securities:

	For the years ended December 31,
	2010	2009	2008
Gross proceeds from sales	$8,769	$14,376	$8,210

Gross realized gains	$831	$894	$44
Gross realized losses	$181	$840	$1,965

At December 31, 2010 and 2009, the aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses were segregated into the following time periods during which the investments had been in unrealized loss positions are as follows:

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$5,988	$(61)	$—	$—	$5,988	$(61)
Municipal securities	472	(12)	—	—	472	(12)
Corporate securities	8,174	(172)	—	—	8,174	(172)
Mortgage-backed securities	—	—	—	—	—	—
Asset backed securities	—	—	—	—	—	—
Total fixed maturity securities	$14,634	$(245)	$—	$—	$14,634	$(245)

Common stock - publicly traded	$—	$—	$197	$(173)	$197	$(173)
Preferred stock - publicly traded	142	(6)	—	—	142	(6)
Common stock - non-publicly traded	12	(9)	—	—	12	(9)
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$154	$(15)	$197	$(173)	$351	$(188)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$4,510	$(26)	$—	$—	$4,510	$(26)
Municipal securities	4,226	(81)	544	(16)	4,770	(97)
Corporate securities	—	—	1,894	(271)	1,894	(271)
Mortgage-backed securities	—	—	—	—	—	—
Asset backed securities	—	—	—	—	—	—
Total fixed maturity securities	$8,736	$(107)	$2,438	$(287)	$11,174	$(394)

Common stock - publicly traded	$—	$—	$186	$(154)	$186	$(154)
Preferred stock - publicly traded	—	—	126	(23)	126	(23)
Common stock - non-publicly traded	42	(3)	78	(42)	120	(45)
Preferred stock - non-publicly traded	—	(3)	—	—	—	(3)
Total equity securities	$42	$(6)	$390	$(219)	$432	$(225)

Fixed maturity and equity securities are regularly assessed for other-than-temporarily impairment when the decline in fair value is below the cost basis or amortized cost for the security and determined to be other-than-temporary by management. When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary, the investment is written down to its estimated fair value with the impairment loss included in net realized gains(losses). OTTI losses related to the credit component of the impairment on fixed maturity securities and equity securities are recorded in the consolidated statements of income as realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. Losses relating to the non-credit component of OTTI losses on fixed maturity securities are recorded in other comprehensive income. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the fair value determination and the timing of loss realization.

As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. The Company does not intend to sell these investments and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. During 2010, based on its quarterly review, 8 equity securities were deemed to be other-than-temporarily impaired and an impairment charge of $65 was recorded. As of December 31, 2009, there were 13 fixed maturity and 21 equity securities in unrealized loss positions. During 2009, no OTTIs were recorded. In 2008, the Company determined the decline in fair value of 1 fixed maturity security and 15 equity securities to be OTTI. This resulted in an impairment write-down of $1,153 on the fixed maturity security and $797 on the equity securities.

The following schedule details the components of net investment income:

	Years Ended December 31,
	2010	2009	2008
Fixed income securities	$3,666	$4,520	$4,600
Cash on hand and on deposit	738	557	1,035
Common and preferred stock dividends	60	28	77
Notes receivable	157	162	247
Other income	(46)	2	124
Investment expenses	(502)	(510)	(523)
Net investment income	$4,073	$4,759	$5,560

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

6. Other Receivables
The following schedule details the components of other receivables:

	At December 31,
	2010	2009
Wholesale brokerage agent balances (premium receivable)	$12,142	$15,691
Allowance for doubtful accounts	(139)	(139)
Advanced commissions	8,938	10,334
Insurance agent balances (premium receivable)	1,389	1,115
Notes receivable	—	356
Accounts receivable asset recovery	—	487
Membership fee receivable	1,966	—
Reimbursable expenses asset recovery	257	158
Other receivables	920	114
Total other receivables	$25,473	$28,116

7. Reinsurance Receivables
The Company has various reinsurance agreements in place whereby the amount of risk in excess of the Company's retention is reinsured by unrelated domestic and foreign insurance companies. The Company remains liable to policyholders in the event that the assuming companies are unable to meet their obligations.

Fronting arrangements - These arrangements are typically with insurance companies affiliated with banks, auto dealers or financial institutions whereby the Company cedes up to 100% of the business written. The Company generally retains a fee for issuing the policies and for providing administrative services.

Coinsurance - Under coinsurance arrangements, the Company cedes a fixed percentage of business written to reinsurers while continuing to provide all policy administration. The Company receives an administration fee and generally participates in the underwriting profits, in accordance with a contractual formula.

Excess of loss arrangements - The Company seeks to protect itself from the financial impact of large individual claims by reinsuring credit life exposures in excess of $45 and forced placed mortgage insurance exposures in excess of $150.

The effects of reinsurance on premiums written and earned and losses and loss and adjustment expenses ("LAE") are presented in the tables below:

Premiums	Years Ended December 31,
	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$302,574	$307,916	$273,276	$300,219	$337,341	$315,566
Ceded	(191,141)	(196,111)	(172,638)	(192,103)	(208,235)	(202,792)
Net	$111,433	$111,805	$100,638	$108,116	$129,106	$112,774

Losses and LAE incurred	Years Ended December 31,
	2010	2009	2008
Direct and assumed	$79,403	$80,383	$76,067
Ceded	(43,368)	(47,817)	(46,213)
Net losses and LAE incurred	$36,035	$32,566	$29,854

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reinsurance receivables include amounts related to paid, unpaid benefits and prepaid reinsurance premiums. The following reflects the components of the reinsurance receivables:

	At December 31,
	2010	2009
Prepaid reinsurance premiums:
Life	$48,342	$60,281
Accident and health	29,289	29,844
Property	65,023	57,379
Total	142,654	147,504

Ceded claim reserves:
Life	1,421	1,929
Accident and health	9,376	9,981
Property	9,455	10,608
Total ceded claim reserves recoverable	20,252	22,518
Other reinsurance settlements recoverable	6,476	3,776
Reinsurance receivables	$169,382	$173,798

Reinsurance receivables are based upon estimates and are reported on the consolidated balance sheet separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. Included in reinsurance receivables for 2010 and 2009 are $121.2 million and $132.7 million recoverable from three unrelated reinsurers. The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Since London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At December 31, 2010, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

8. Property and Equipment
The components of property and equipment are as follows:

	At December 31,
	2010	2009
Furniture, fixtures and equipment	$1,356	$745
Computer equipment	1,964	1,058
Software	10,632	2,937
Leasehold improvements	553	513
	14,505	5,253
Less: accumulated depreciation and amortization	(2,509)	(1,113)
Property and Equipment, net	$11,996	$4,140

Included within software in the table above is internally developed software not yet placed in service totaling $5.1 million and $1.0 million at December 31, 2010 and 2009, respectively.

The following reflects depreciation on our property and equipment and amortization expense related to capitalized software costs:

	Years Ended December 31,
	2010	2009	2008
Depreciation expense	$924	$668	$512

Amortization expense	$472	$133	$20

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

9. Goodwill
Goodwill resulting from the Company's acquisitions is carried as an asset on the consolidated balance sheets and is not amortized, but is evaluated annually to determine whether any impairment exists. The Company uses an income approach to estimate the fair value of each reporting unit. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. The estimates and assumptions have a significant impact on the amount of any impairment charge recorded. The Company completed its annual assessment of goodwill in 2010, 2009 and 2008 and concluded that the value of its goodwill was not impaired.

In 2008, the amount of goodwill recognized as part of the Summit Partners acquisition was $31.7 million. In December 2008, the Company completed the acquisition of Darby & Associates, Inc. for approximately $0.6 million, recording goodwill of $0.6 million. The Company also completed the acquisition of CIRG in December 2008 for $1.2 million and recorded goodwill of $1.3 million.

In April 2009, the Company acquired Bliss and Glennon, Inc., for $42.1 million resulting in goodwill of $29.9 million and other intangible assets of $8.7 million. The Company recognized $1.7 million of transaction costs associated with the Bliss and Glennon acquisition in 2009 and an immaterial amount of transaction costs in 2008.

During 2010, the Company completed the acquisitions of South Bay Acceptance Corporation, Continental Car Club and United Motor Club recording goodwill of $0.5 million, $11.8 million and $8.5 million, respectively, and recorded other intangibles of $1.1 million on the Continental Car Club acquisition and $1.4 million on the United Motor Club acquisition.

Bliss and Glennon financial results have been included in the Company's results beginning April 15, 2009. Revenue and net income since the acquisition date included in the Company's consolidated statement of income for the year ended December 31, 2009 are as follows:

Revenue	$16,820

Net income *	$(156)
*This result included $1,245 of transaction expenses

The following unaudited pro forma summary presents the Company's consolidated financial information as if Bliss and Glennon had been acquired on January 1, 2009. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Bliss and Glennon to reflect the additional amortization that would have been charged assuming the intangible assets would have existed on January 1, 2009 and excluding the transaction costs, together with the consequential tax effect.

Revenue	$91,231

Net income	$14,039

South Bay Acceptance Corporation, Continental Car Club and United Motor Club financial results have been included in the Company's results beginning February 1, 2010, May 15, 2010 and September 1, 2010, respectively. Revenue and net income since the respective acquisition dates included in the Company's consolidated statement of income for the year ended December 31, 2010 are as follows:

	South Bay Acceptance Corporation	Continental Car Club	United Motor Club of America, Inc.	Total for 2010
Revenue	$1,107	$2,929	$1,180	$5,216

Net (loss) income*	$(87)	$1,194	$406	$1,513

*-Transaction costs included for the respective acquisition.	$—	$101	$95	$196

The following unaudited pro forma summary presents the Company's consolidated financial information as if South Bay Acceptance Corporation, Continental Car Club and United Motor Club had been acquired on January 1, 2010. These amounts

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

have been calculated after applying the Company's accounting policies and adjusting the results of each acquired company to reflect the additional amortization that would have been charged assuming the intangible assets would have existed on January 1, 2010 and excluding the transaction costs, together with the consequential tax effect.

	South Bay Acceptance Corporation	Continental Car Club	United Motor Club of America, Inc.	Total for 2010
Revenue	$1,202	$4,856	$3,139	$9,197

Net (loss) income	$(103)	$2,203	$1,153	$3,253

Changes in goodwill balances are as follows:

	Payment Protection	BPO	Wholesale Brokerage	Total
Balance at January 1, 2009	$23,405	$10,239	$—	$33,644
Goodwill acquired during 2009	—	—	29,917	29,917
Balance at December 31, 2009	23,405	10,239	29,917	63,561
Goodwill acquired during 2010	20,348	—	478	20,826
Balance at December 31, 2010	$43,753	$10,239	$30,395	$84,387

10. Other Intangible Assets
Other intangible assets and their respective amortization period are as follows:

		Year Ended December 31, 2010			Year Ended December 31, 2009
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7-10	$19,717	$(5,982)	$13,735	$18,457	$(3,822)	$14,635
Tradename	Indefinite	11,710	—	11,710	10,910	—	10,910
Software	10	3,971	(1,390)	2,581	3,971	(993)	2,978
Non-compete agreements	1.5 - 3	2,969	(1,712)	1,257	2,511	(1,037)	1,474
Total		$38,367	$(9,084)	$29,283	$35,849	$(5,852)	$29,997

Changes in other intangible assets are as follows:

January 1, 2009	$24,042
Intangible assets of acquired businesses	8,661
Amortization	(2,706)
December 31, 2009	29,997
Intangible assets of acquired businesses	2,518
Amortization	(3,232)
December 31, 2010	$29,283

The Company recognized amortization on other intangibles of $3,232, $2,706, and $2,097 during the years ended December 31, 2010, 2009 and 2008. The estimated amortization of intangible assets for each of the next five years ending December 31 is as follows:

2011	$3,384
2012	2,929
2013	2,741
2014	2,741
2015	2,714
Thereafter	3,064
Total	$17,573

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

11. Accrued Expenses and Accounts Payable
Accrued expenses and accounts payable consisted of the following:

	At December 31,
	2010	2009
Wholesale brokerage premiums payable to insurance carriers	$22,803	$24,404
Premiums collected on behalf of administered clients	4,949	9,823
Reinsurance payable	7,988	6,069
Income taxes payable	—	769
Premium tax payable	4,030	2,267
Unclaimed property	612	798
Deferred compensation	527	458
Interest payable - preferred trust securities	140	140
Other accrued expenses and accounts payable	795	389
Total	$41,844	$45,117

12. Notes payable
Notes payable consist of the following:

	At December 31,
	2010	2009
$55.0 million Line of credit — SunTrust Bank, maturing June 2013	$36,713	$—
$15.0 million Line of credit — Columbus Bank & Trust, repaid June 2010	—	6,400
$15.0 million Line of credit — Columbus Bank & Trust, repaid June 2010	—	5,087
$40.0 million Line of credit — Wells Fargo Capital Finance, LLC, maturing June 2013	—	—
$20.0 million Subordinated debentures — Summit Partners, repaid December 2010	—	20,000
Total notes payable	$36,713	$31,487

Sun Trust Line of Credit - In June 2010, the Company entered into a $35.0 million revolving credit facility with SunTrust Bank, which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company is required to pay a commitment fee of between 0.45% and 0.60% (based upon the Company's leverage ratio) on the unused portion of the Facility. The purpose of the line is for working capital and acquisitions. Interest on the line of credit is payable monthly. The Company's obligations under the Facility are guaranteed by substantially all of its domestic subsidiaries, other than South Bay Acceptance Corporation and the regulated insurance subsidiaries.

The Company's obligations under the Facility may be accelerated or the commitments terminated upon the occurrence of an event of default under the Facility, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

The following is a summary of the Company's more significant financial covenants related to the Facility:

	Covenant	At December 31, 2010
Minimum debt service charge ratio	1.25	4.74
Maximum debt to EBITDA ratio	3.50	2.06

At December 31, 2010, the Company is in compliance with the above covenants on its line of credit.

Columbus Bank & Trust Lines of Credit - On November 30, 2010, Columbus Bank & Trust, a division of Synovus Bank, entered into a joinder agreement to the revolving credit facility and became a new lender under the revolving credit facility with a revolving commitment of $20.0 million, bearing interest at 6.00%, maturing June 2013, which increased the revolving credit facility with Sun Trust to $55.0 million. Upon entering into the above joinder agreement, the Company paid off and terminated both $15.0 million lines of credit with Columbus Bank & Trust. The line of credit is secured with pledges of stock

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

of various subsidiaries. Under the line of credit, the Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to its capital structure and the capital structure of its subsidiaries without Columbus Bank & Trust's prior consent.

Wells Fargo Capital Finance, LLC - On June 10, 2010, the Company's subsidiary, South Bay Acceptance Corporation entered into a loan and security agreement with Wells Fargo Capital Finance, LLC, for a $40.0 million revolving credit facility. The loan and security facility is guaranteed by the Company, but only to the extent of losses incurred by Wells Fargo as a result of fraudulent activity by South Bay Acceptance Corporation or any of its affiliates, and is secured by substantially all of South Bay Acceptance Corporation's tangible and intangible assets, subject to exceptions. The loan and security facility bears interest, with respect to LIBOR rate loans, at a rate determined by reference to the LIBOR rate plus 3.0% and, with respect to base rate loans, at a rate equal to, the greatest of (i) the federal funds rate plus 0.50%, and (ii) the rate of interest announced by Wells Fargo as its prime rate plus 3.0%. The default interest rate applicable to the obligations outstanding under the facility will equal the interest rate applicable to the relevant obligation plus 2.0% per annum. Under the loan and security agreement, South Bay Acceptance Corporation is generally prohibited from making dividend payments or other distributions. However, South Bay Acceptance Corporation is permitted to make quarterly distributions on its stock if (i) both prior to and after such payment no default or event of default has occurred or is continuing or would result from such payment and (ii) it has provided the lender under such facility its financial statements for the most recently completed quarter and certified to the lender that condition (i) above is satisfied. The line was not drawn upon during the year ended December 31, 2010.

On February 7, 2011, the Company terminated the revolving credit facility with Wells Fargo Capital Finance, LLC.

Subordinated Debentures - In connection with the Summit Partners Transactions, LOTS Intermediate Co. issued $20.0 million of subordinated debentures to affiliates of Summit Partners, a related party. The subordinated debentures had an original maturity of June 20, 2012 and bore interest at 14% per annum on the principal amount of such subordinated debentures, payable quarterly. After June 20, 2010,the Company could redeem the subordinated debentures, in whole or in part, at a price equal to 100% of the principal amount of such subordinated debentures outstanding plus accrued and unpaid interest. The agreement governing the subordinated debentures contains non-competition and non-solicitation clauses for a period of five years after the closing date.

In June 2010, the Company amended the maturity date of the subordinated debentures from June 2012 to December 2013.

Interest expense paid to the related party on these debentures was $2,769, $2,839, and $2,847 for the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2010, the Company utilized a portion of the proceeds received from its IPO to payoff the entire $20.0 million of outstanding subordinated debentures.

Aggregate maturities for notes payable are as follows:

2011	$—
2012	—
2013	36,713
2014	—
2015	—
Thereafter	—
Total	$36,713

The interest rates on notes payable at the end of the respective year is as follows:

	At December 31,
	2010	2009
Line of Credit — SunTrust	6.00%	—%
Line of Credit — Columbus Bank & Trust	—%	3.25%
Line of Credit — Wells Fargo	3.30%	—%
Subordinated Debentures — Summit Partners	—%	14.00%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

13. Preferred Trust Securities
In connection with the Summit Partners Transactions, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due 2037. The preferred trust securities bear interest at a rate of 9.61% per annum until June 2012. Thereafter, interest on the preferred trust securities will begin to float at a rate of 3-month LIBOR plus 4.10% for each interest rate period. Interest is payable quarterly.

The Company may not redeem the preferred trust securities until after the June 2012 interest payment date. After such date, the Company may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

The indenture governing the preferred trust securities contains various affirmative and negative covenants, including limitations on the sale of capital stock of our significant subsidiaries, mergers and consolidations and the ability to grant a lien on the capital stock of our significant subsidiaries unless such security interests are secured indebtedness of not more than $20.0 million, in the aggregate, at any one time. The limitation on the ability to issue, sell or dispose of the capital stock of significant subsidiaries are not applicable if such transactions are made at fair value and the Company retains at least 80% of the ownership of such subsidiary.

The indenture governing the preferred trust securities also contains customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants or agreements contained in the indenture or preferred trust securities, cross defaults with other indebtedness of payment of principal or acceleration of principal payments and bankruptcy events.

14. Redeemable Preferred Stock
Redeemable preferred stock securities consist of the following:

	At December 31,
	2010	2009
Series A - fixed rate of 8.25%, matures 2034	$7,140	$7,440
Series B - floating rate at 90 day LIBOR plus 4%, 4.29% for 2010 and 2009, matures 2034	2,000	2,100
Series C - fixed rate of 8.25%, Matures 2035	1,900	2,000
Total redeemable preferred stock	$11,040	$11,540

The Company's outstanding Series A and Series B redeemable preferred stocks were issued in 2005, and the Series C redeemable preferred stock was issued in 2006. The Company's Series A and C redeemable preferred stock each accrue cumulative cash dividends at a fixed rate of 8.25% per annum and have a liquidation preference of $1,000 per share, while the Series B redeemable preferred stock accrues cash dividends at a variable rate of 4.0% plus 90 day LIBOR, which resets quarterly, and have a liquidation preference of $1,000 per share. The Company pays dividends on its Series A, B and C redeemable preferred stock quarterly in arrears. Any outstanding Series A and B redeemable preferred stock must be redeemed in full on December 31, 2034, and any outstanding Series C redeemable preferred stock must be redeemed in full on December 31, 2035. In addition, the Series A, B and C redeemable preferred stock have optional redemption provisions for the holders upon the death of the holder or if a change in control of the Company occurs.

Beginning on January 1, 2010, the Company had the right to redeem the Series A and Series B redeemable preferred stock, in whole or in part, based on the following time frames at the redemption prices set forth below (expressed in percentages of the liquidation amount), plus accumulated and unpaid dividends to the redemption date:

Year	Redemption Price
2011 and earlier	102%
2012	101%
2013 and thereafter	100%

On or after January 1, 2011, the Company may redeem the Series C redeemable preferred stock, in whole or in part, based on the following time frames at the redemption prices set forth below (expressed in percentages of the liquidation amount), plus accumulated and unpaid dividends to the redemption date:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Year	Redemption Price
2011	103%
2012	102%
2013	101%
2014 and thereafter	100%

In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in 2011. The Company will incur a $0.3 million redemption premium that will be recorded as redemptions occur during 2011.

15. Leases
The Company leases certain office space and equipment under operating leases. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $2,997, $2,753 and $1,724, respectively. The future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010 are as follows:

2011	$2,165
2012	2,379
2013	1,849
2014	1,193
2015	1,181
Thereafter	6,739
Total payments	$15,506

16. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Short-term investments: The carrying amounts approximate fair value because of the short maturities of these instruments.

Fixed maturity securities: Fair values of fixed maturity securities were obtained from market value quotations provided by an independent pricing service.

Common and preferred stock: The fair value of publicly traded common and preferred stocks were obtained from market value quotations provided by an independent pricing service. The values of common stocks that are not publicly traded were based on prices obtained from an independent pricing service.

Notes receivable: The carrying amounts approximate fair value because the interest rates charged approximate current market rates for similar credit risks. These values are net of allowance for doubtful accounts.

Notes payable, preferred trust securities, redeemable preferred stock: The carrying amounts approximate fair value because the applicable interest rates approximate current rates offered to the Company for similar instruments.

The following table presents the Company's investment securities within the fair value hierarchy, and the related inputs used to measure those securities at December 31, 2010 and 2009:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities	$85,786	$—	$85,786	$—
Common stock - publicly traded	314	314	—	—
Preferred stock - publicly traded	196	53	143	—
Common stock - non-publicly traded	424	—	—	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,170	1,170	—	—
Total	$88,891	$1,537	$85,929	$1,425

December 31, 2009
Fixed maturity securities	$80,948	—	$79,440	$1,508
Common stock - publicly traded	369	369	—	—
Preferred stock - publicly traded	177	177	—	—
Common stock - non-publicly traded	662	—	—	662
Preferred stock - non-publicly traded	1,002	—	—	1,002
Short-term investments	1,220	1,220	—	—
Total	$84,378	$1,766	$79,440	$3,172

The Company's use of Level 3 unobservable inputs included 5 securities that accounted for 1.6% of total investments at December 31, 2010 and 19 securities that accounted for 3.8% of total investments at December 31, 2009.

The following table summarizes changes in Level 3 assets measured at fair value:

	Years Ended December 31,
	2010	2009
Beginning balance	$3,172	$596
Total gains or losses (realized/unrealized):
Included in net income	(2)	16
Included in comprehensive income	174	367
Amortization/accretion	—	—
Purchases, issuance and settlements	—	862
Net transfers (out of) into Level 3	(1,919)	1,331
Ending balance	$1,425	$3,172

Fair Value of Financial Instruments
The carrying value and fair value of financial instruments as of December 31, 2010 and December 31, 2009 are presented in the following table:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,389	$43,389	$29,940	$29,940
Fixed maturity securities	85,786	85,786	80,948	80,948
Common stock - publicly traded	314	314	369	369
Preferred stock - publicly traded	196	196	177	177
Common stock - non-publicly traded	424	424	662	662
Preferred stock - non-publicly traded	1,001	1,001	1,002	1,002
Notes receivable	1,485	1,485	2,138	2,138
Other receivables	25,473	25,473	28,116	28,116
Short-term investments	1,170	1,170	1,220	1,220
Total financial assets	$159,238	$159,238	$144,572	$144,572

Financial liabilities:
Notes payable	$36,713	$36,713	$31,487	$31,487
Preferred trust securities	35,000	35,000	35,000	35,000
Redeemable preferred stock	11,040	11,040	11,540	11,540
Total financial liabilities	$82,753	$82,753	$78,027	$78,027

17. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Current	$3,822	$3,140	$4,064
Deferred	4,881	3,411	144
Total	$8,703	$6,551	$4,208

The reconciliation of the income tax expense at the federal statutory income tax rate of 35% in 2010 and 2009 and 34% in 2008 is as follows:

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$8,724	35.00%	$6,347	35.00%	$4,132	34.00%
Effect of:
Small life deduction	(465)	(1.87)	(489)	(2.70)	(414)	(3.41)
Non-deductible expenses	179	0.72	602	3.32	175	1.44
Non-deductible preferred dividends	301	1.21	308	1.70	319	2.62
Tax exempt interest	(117)	(0.47)	(99)	(0.55)	(190)	(1.56)
State taxes	597	2.40	314	1.73	49	0.40
Goodwill amortization	(243)	(0.98)	(7)	(0.04)	(4)	(0.03)
Prior year tax true up	(647)	(2.59)	(324)	(1.79)	145	1.19
Other, net	374	1.50	(101)	(0.55)	(4)	(0.03)
Income tax expense	$8,703	34.92%	$6,551	36.12%	$4,208	34.62%

The Company had no unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company has reviewed its uncertain tax positions and has concluded that they are immaterial and that they did not require an adjustment to equity upon adoption of ASC 740-10.

The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for 2006 or prior years.

The components of the net deferred tax liability are as follows:

	At December 31,
	2010	2009
Gross deferred tax assets
Unearned premiums	$4,439	$5,128
Deferred revenue	9,540	—
Unpaid claims	132	146
Deferred compensation	249	236
Bad debt allowance	121	135
Other basis differences in investments	—	161
Other deferred assets	279	—
Total gross deferred tax assets	14,760	5,806

Gross deferred tax liabilities
Deferred acquisition costs	22,611	13,567
Intangible assets	9,233	9,776
Advanced commissions	2,486	1,465
Depreciation on fixed assets	3,256	466
Unrealized gains on investments	1,275	865
Other basis differences in investments	64	—
Other deferred tax liabilities	152	395
Total gross deferred tax liabilities	39,077	26,534

Net deferred tax liability	$24,317	$20,728

At December 31, 2010, the Company had $408 of non-life regular tax operating loss carryforwards available to offset future non-life federal taxable income and life federal taxable income with certain limitations under Internal Revenue Code Section 1503(c)(6)(1).

18. Stock-Based Compensation

Stock Options
The Company currently has outstanding stock options under its Key Employee Stock Option Plan (1995), 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan.

The Key Employee Stock Option Plan (1995), which was effective January 26, 1995, permits awards of incentive stock options and non-qualified stock options. The Company was permitted to issue up to 1,102,500 shares under this plan. Each option granted under this plan has a maximum contractual term of 10 years. The 1995 plan (but not the outstanding options granted under the plan) terminated on January 25, 2005. As of December 31, 2010, there were 258,300 options outstanding under the 1995 plan.

The 2005 Equity Incentive Plan was established on October 18, 2005 and permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock and (v) Restricted Stock Units. The Company was permitted to issue up to 1,312,500 shares under this plan. Each option granted under this plan has a maximum contractual term of 10 years. As of December 31, 2010, there were 1,312,500 options outstanding under the 2005 plan.

The 2010 Omnibus Incentive Plan was established on December 13, 2010 and permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock, (v) Other Stock-Based Awards and (vi)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Performance-Based Compensation Awards. The Company is permitted to issue up to 4,000,000 shares under this plan. Each option granted under this plan has a maximum contractual term of 10 years. As of December 31, 2010, there were 88,268 options and 160,000 restricted shares outstanding under the 2010 plan.

The Company has 296,724 options outstanding as of December 31, 2010 that were issued outside of its existing plans. Total options granted during 2010 were 88,268. No options were granted in 2009, and, 41,853 options were granted during 2008.

The Company measures stock-based compensation related to options using the calculated value method. Under that method, the Company estimates the fair value of each option on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. The Company used historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of the Company's stock, the Company has chosen to estimate its volatility, by using the average volatility of the Company's peers. Expected dividends are based on the assumption that no dividends were expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. Assumptions related to stock option awards:

	Years Ended December 31,
	2010	2009	2008
Expected term (years)	5.0	*	5.0
Expected volatility	32.71%	*	32.87%
Expected dividends	—	*	—
Risk-free rate	2.06%	*	4.96%

* No options were granted during 2009.

A summary of options granted, exercised and canceled under these agreements for the years ended December 31, 2010 and 2009 are as follows:

	Options Outstanding	Exercise Price	Options Exercisable	Exercise Price
Balance, January 1, 2009	1,969,312	$2.94	1,078,455	$2.70
Granted	—	—	—	—
Vested	—	—	386,605	3.21
Exercised	(15,750)	1.55	(15,750)	1.55
Cancelled	—	—	—	—
Balance, December 31, 2009	1,953,562	$2.95	1,449,310	$2.85
Granted	88,268	11.00	—	—
Vested	—	—	402,570	3.62
Exercised	(44,185)	2.64	(44,185)	2.64
Cancelled	(41,853)	4.40	(27,032)	4.40
Balance, December 31, 2010	1,955,792	$3.29	1,780,663	$3.00
Weighted average remaining contractual term at December 31, 2010 (in years)	5.30		5.06

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Additional information regarding options granted, vested and exercised is presented below:

	Years Ended December 31,
	2010	2009	2008
Weighted-average grant date fair value of options granted (in dollars)	$3.18	$ *	$7.90
Total fair value of options vested during the year	167	209	244
Total intrinsic value of options exercised	369	112	1,327
Cash received from option exercises	117	24	846
Tax benefits realized from exercised stock options	86	—	—
Cash used to settle equity instruments granted under stock-based compensation awards	—	—	2,069
* No options were granted during 2009.
The intrinsic value reported above is calculated as the difference between the market value as of the exercise date and the exercise price of the shares.

The Company's policy is to issue new shares upon the exercise of stock options. Shares of Company stock issued upon the exercise of stock options in 2010, 2009 and 2008, were 44,185, 15,750 and 551,250, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Total stock-based compensation recognized on the consolidated statements of income was as follows:

	Years Ended December 31,
	2010	2009	2008
Other operating expenses	$167	$209	$244
Income tax benefit	(61)	—	—
Net share-based compensation	$106	$209	$244

Total unrecognized compensation cost related to non-vested share based compensation at December 31, 2010 was $378 with a weighted-average recognition period of 1.4 years.

The following table summarizes information concerning the Company's outstanding stock options at December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Option Shares Exercisable	Weighted Average Exercise Price
$1.55	258,300	0.18	$1.55	258,300	$1.55
3.03	787,500	4.88	3.03	787,500	3.03
3.25	821,724	6.82	3.25	712,796	3.25
11.00	88,268	9.96	11.00	22,067	11.00
Totals	1,955,792	5.30	$3.29	1,780,663	$3.00

Restricted Stock
During 2010, the Company granted 100,000 shares of restricted stock to key employees pursuant to the 2010 Omnibus Incentive Plan. These shares vest when the Payment Protection and BPO segments of the Company meet a combined EBITDA (Earnings before interest, taxes, depreciation and amortization) target of $36.5 million. An additional 60,000 shares of restricted stock were granted pursuant to the 2010 Omnibus Incentive Plan to members of the board of directors which vest annually over three years.

A summary of the Company's restricted stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2009	—	$—
Grants	160,000	11.00
Vests	—	—
Forfeitures	—	—
Shares outstanding at December 31, 2010	160,000	$11.00

Stock-based compensation costs related to restricted stock is measured at the grant date based upon the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the expected vesting period. Compensation cost related to restricted shares granted to non-employee directors is re-measured at each reporting period until a measurement date has been established which is typically the vesting date. Total stock-based compensation related to restricted stock recognized on the consolidated statements of income was as follows:

	Years Ended December 31,
	2010	2009	2008
Other operating expenses	$9	$—	$—
Income tax benefit	(6)	—	—
Net share-based compensation	$3	$—	$—

As of December 31, 2010, there was $1,754 of unrecognized compensation cost related to outstanding restricted stock. The cost is expected to be recognized over a weighted-average period of 2.4 years.

19. Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for certain officers. Provision has been made for the compensation which is payable upon their retirement or death. The deferred compensation is to be paid to the individual or their beneficiaries over a period of ten years commencing with the first year following retirement or death.

As of December 31, 2010, there were no further payments required under the plan. At December 31, 2009, total liabilities of $21 were accrued under the plan. The liabilities were estimated using a discount rate of 5.00% for both 2010 and 2009. The amounts are reflected in the consolidated balance sheets as accrued expenses and accounts payable.

The Company also has deferred bonus agreements with several key executives whereby funds are contributed to "rabbi" trusts held for the benefit of the executives. The funds held in the rabbi trusts are reflected in the consolidated balance sheets as cash and cash equivalents. The corresponding deferred compensation obligation is recorded in the consolidated balance sheets as accrued expenses and accounts payable. In 2009, the executives elected to invest a portion of the funds held in the rabbi trusts in shares of common stock of the Company. Pursuant to U.S. GAAP, the portion of the rabbi trusts invested in shares of the Company has been reflected as treasury stock in the consolidated balance sheets at December 31, 2010 and December 31, 2009.

20. Statutory Reporting and Dividend Restrictions
The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable states of domicile. In 2010, Life of the South Insurance Company received approval from the insurance department of their state of domicile to pay extraordinary dividends of $1,308 to the Company. Also in 2010, Insurance Company of the South received approval from the insurance department of their state of domicile to pay an extraordinary dividend of $1,665, 30% to Life of the South Insurance Company and 70% to the Company. All dividends were eliminated in the consolidated financial statements.

The combined statutory capital and surplus of the Company's insurance subsidiaries was $46,183 and $48,210 as of December 31, 2010 and 2009, respectively. The combined amount available for ordinary dividends of the Company's insurance subsidiaries was $1,575 and $1,486 as of December 31, 2010 and 2009, respectively.

The Company's insurance subsidiaries are required by the laws of the states in which they are domiciled to maintain certain

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

statutory capital and surplus requirements. The required statutory capital and surplus totaled $13,000 and $13,000 for the years ended December 31, 2010 and 2009, respectively.

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claims and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance companies' RBC level as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of December 31, 2010 and December 31, 2009.

21. Commitments and Contingencies
The Company is party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

In its Payment Protection business, the Company is currently a defendant in lawsuits which relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extracontractual damages in amounts substantially in excess of the covered claim. Management considers such litigation customary in the Company's line of business. In management's opinion, the ultimate resolution of such litigation, which the Company is vigorously defending, will not be material to the consolidated financial position, results of operations or cash flows of the Company.

22. Unpaid Claims
The liability for unpaid claims includes estimates of the ultimate cost of known claims plus supplemental reserves calculated based upon loss projections utilizing certain actuarial assumptions and historical and industry data. In establishing its liability for unpaid claims, the Company utilizes the findings of actuaries.

Considerable uncertainty and variability are inherent in such estimates, and accordingly, the subsequent development of these reserves may not conform to the assumptions inherent in the determination. Management believes that the amounts recorded as the liability for policy and claim liabilities represent its best estimate of such amounts. However, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, such ultimate amounts could be significantly in excess of or less than the amounts indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in the then current statement of income. The changes in unpaid claims for each of the years ending December 31 are summarized as follows:

	Years Ended December 31,
	2010	2009
Balance at January 1	$36,152	$36,363
Less reinsurance recoverable	(22,518)	(23,402)
Net balance at January 1	13,634	12,961
Incurred related to:
Current year	35,920	33,186
Prior years	115	(620)
Total incurred	36,035	32,566
Paid related to:
Current year	24,112	26,083
Prior years	13,116	5,810
Total paid	37,228	31,893
Net balance at December 31	12,441	13,634
Plus reinsurance recoverables	20,252	22,518
Balance at December 31	$32,693	$36,152

Prior years' incurred claims increased $115 during 2010 due to the unfavorable development in payment patterns for the credit property lines of business. Prior years' incurred claims decreased $620 during 2009 due to the favorable development in payment patterns for the credit property lines of business in 2009.

23. Segment Results
The Company conducts its business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Wholesale Brokerage. The Company does not allocate certain revenues and costs to its segments. These items primarily consist of

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

corporate-related income and overhead expenses, which are reflected as "Corporate" in the following table, amortization, depreciation, interest income and expense and income taxes. The Company measures the profitability of its operating segments without allocation of these expenses. The Company refers to this measure of profitability as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin. The variability of segment EBITDA and segment EBITDA margin is significantly affected by segment revenues due to a large component of operating expenses being fixed. The following table reconciles segment information to the Company's consolidated results of operations and provides a summary of other key financial information for each of the Company's segments:

	Years Ended December 31,
	2010	2009	2008
Segment Net Revenue
Payment Protection
Service and administrative Fees	$12,459	$8,355	$10,375
Ceding commission	28,767	24,075	26,215
Net investment income	4,033	4,759	5,560
Net realized gains (losses)	650	54	(1,921)
Other income	151	462	178
Net earned premium	111,805	108,116	112,774
Net losses and loss adjustment expenses	(36,035)	(32,566)	(29,854)
Commissions	(71,003)	(70,449)	(81,226)
Total Payment Protection	50,827	42,806	42,101
BPO	20,935	23,521	13,904
Wholesale Brokerage	25,490	16,820	—
Corporate	—	(49)	—
Total	97,252	83,098	56,005

Operating Expenses
Payment Protection	23,573	23,814	24,676
BPO	13,620	13,753	7,136
Wholesale Brokerage	19,911	12,890	—
Corporate	2,130	3,199	2,155
Total	59,234	53,656	33,967

EBITDA
Payment Protection	27,254	18,992	17,425
BPO	7,315	9,768	6,768
Wholesale Brokerage	5,579	3,930	—
Corporate	(2,130)	(3,248)	(2,155)
Total	38,018	29,442	22,038

Depreciation and amortization
Payment Protection	2,352	1,815	2,164
BPO	646	566	465
Wholesale Brokerage	1,630	1,126	—
Corporate	—	—	—
Total	4,628	3,507	2,629

Interest
Payment Protection	7,197	6,709	6,252
BPO	433	428	1,003
Wholesale Brokerage	834	663	—
Corporate	—	—	—
Total	8,464	7,800	7,255

Income before income taxes and non-controlling interest
Payment Protection	17,705	10,468	9,009
BPO	6,236	8,774	5,300
Wholesale Brokerage	3,115	2,141	—
Corporate	(2,130)	(3,248)	(2,155)
Total income before income taxes and non-controlling interest	24,926	18,135	12,154
Income Taxes	8,703	6,551	4,208
Less: net income (loss) attributable to non-controlling interest	20	26	(82)
Net income	$16,203	$11,558	$8,028

Reconciliation of Segment Net Revenue and EBITDA to Total Revenue and Net Income

	Years Ended December 31,
	2010	2009	2008
Revenue
Payment Protection	$50,827	$42,806	$42,101
BPO	20,935	23,521	13,904
Wholesale Brokerage	25,490	16,820	—
Corporate	—	(49)	—
Segment revenue	97,252	83,098	56,005
Net losses and loss adjustment expenses	36,035	32,566	29,854
Commissions	71,003	70,449	81,226
Total revenue	204,290	186,113	167,085

Operating Expenses
Payment Protection	23,573	23,814	24,676
BPO	13,620	13,753	7,136
Wholesale Brokerage	19,911	12,890	—
Corporate	2,130	3,199	2,155
Total Operating Expenses	59,234	53,656	33,967
Net losses and loss adjustment expenses	36,035	32,566	29,854
Commissions	71,003	70,449	81,226
Total expenses before depreciation, amortization and interest	166,272	156,671	145,047
EBITDA
Payment Protection	27,254	18,992	17,425
BPO	7,315	9,768	6,768
Wholesale Brokerage	5,579	3,930	—
Corporate	(2,130)	(3,248)	(2,155)
Total	38,018	29,442	22,038

Depreciation and amortization
Payment Protection	2,352	1,815	2,164
BPO	646	566	465
Wholesale Brokerage	1,630	1,126	—
Corporate	—	—	—
Total	4,628	3,507	2,629

Interest
Payment Protection	7,197	6,709	6,252
BPO	433	428	1,003
Wholesale Brokerage	834	663	—
Corporate	—	—	—
Total	8,464	7,800	7,255
Income before income taxes and non-controlling interest
Payment Protection	17,705	10,468	9,009
BPO	6,236	8,774	5,300
Wholesale Brokerage	3,115	2,141	—
Corporate	(2,130)	(3,248)	(2,155)
Total Income before income taxes and non-controlling interest	24,926	18,135	12,154
Income taxes	8,703	6,551	4,208
Less: net income (loss) attributable to non-controlling interest	20	26	(82)
Net income	$16,203	$11,558	$8,028

24. Related Party Transactions
In connection with the Summit Partners acquisition of the Company on June 20, 2007, $20.0 million of subordinated debentures were issued to affiliates of Summit Partners and reported in the notes payable line of the balance sheets. The subordinated debentures mature on December 13, 2013 and bear interest at 14% per annum of the principal amount of such subordinated debentures. The Company may redeem the subordinated debentures, in whole or in part, at a price equal to 100% of the principal amount of such subordinated debentures outstanding plus accrued and unpaid interest. The Company recorded interest expense on the subordinated debentures totaling $2,769, $2,839 and $2,847 for the years ended December 31, 2010,

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

2009 and 2008, respectively.

In December 2010, the Company utilized a portion of the proceeds received from its IPO to pay off the entire $20.0 million of outstanding subordinated debentures for $20.6 million, which included accrued but unpaid interest to the redemption date.

25. 401(k) Profit Sharing Plan
The Company has a 401(k) plan that is available to employees upon meeting certain eligibility requirements. The Plan allows employees to contribute, at their discretion, a percentage of their pre-tax annual compensation and allows for employees to select from various investment options based on their individual investment goals and risk tolerances. Under the terms of the Plan, the Company will match 100% of each dollar of the employee contribution up to the maximum of 5% of the employee's annual compensation. The contributions of the Plan are invested at the election of the employee in one or more investment options by a third party plan administrator. The Company's matching contributions to the plan are as follows:

	Years Ended December 31,
	2010	2009	2008
401(k) matching contribution expense	$568	$240	$532
In July 2009, the Company suspended the matching contribution. The matching contribution was reinstated in January 2010 and subsequently suspended in August 2010.

26. Subsequent Events
On January 3, 2011, the Company acquired Auto Knight Motor Club, Inc. ("Auto Knight"), of Palm Springs, CA. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile and truck dealerships and retailers. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit. The transaction is effective January 1, 2011.

In January 2011, we redeemed our Series A, B and C redeemable preferred stock totaling $11.0 million in principal amount. Management anticipates that the payment of all $11.0 million of outstanding A, B and C redeemable preferred stock will be completed in the first quarter of 2011 at a total cost of $11.3 million, which includes a $0.3 million early redemption premium.

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement to the revolving credit facility with SunTrust and became a new lender under the revolving credit facility with a revolving commitment of $30.0 million, which increased the size of the revolving credit facility to $85.0 million.

On March 3, 2011, the Company agreed to acquire eReinsure, Inc. ("eReinsure") for a cash purchase price of $37 million. eReinsure develops web-hosted applications for the reinsurance market by leveraging new Internet technologies in application architecture, network communication and information delivery.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

27. Summarized Quarterly Information (Unaudited)
A summary of selected quarterly information for 2010 and 2009 is as follows:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$49,903	$48,350	$52,969	$48,346
Net investment income	948	986	864	1,274
Net realized gains (losses)	2	47	107	494
Total revenues	50,853	49,383	53,940	50,114

Total expenses	45,288	43,437	46,917	43,722
Income before income taxes and non-controlling interest	5,565	5,946	7,023	6,392
Income taxes	2,076	2,220	2,576	1,831
Income before non-controlling interest	3,489	3,726	4,447	4,561
Less: net income (loss) attributable to non-controlling interest	15	(46)	—	51
Net income	$3,474	$3,772	$4,447	$4,510

Earnings per share:
Basic	$0.22	$0.24	$0.28	$0.28
Diluted	$0.21	$0.22	$0.26	$0.25
Weighted average common shares outstanding
Basic	15,742,336	15,742,336	15,742,336	16,483,626
Diluted	16,941,372	17,040,432	17,057,157	17,703,334

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$40,852	$45,649	$49,187	$45,612
Net investment income	1,299	1,210	1,143	1,107
Net realized gains (losses)	—	—	(787)	841
Total revenues	42,151	46,859	49,543	47,560

Total expenses	38,887	43,803	45,207	40,081
Income before income taxes and non-controlling interest	3,264	3,056	4,336	7,479
Income taxes	1,113	1,267	1,651	2,520
Income before non-controlling interest	2,151	1,789	2,685	4,959
Less: net (loss) income attributable to non-controlling interest	(3)	10	39	(20)
Net income	$2,154	$1,779	$2,646	$4,979

Earnings per share:
Basic	$0.15	$0.11	$0.17	$0.32
Diluted	$0.14	$0.10	$0.16	$0.29
Weighted average common shares outstanding
Basic	14,550,706	15,532,759	15,274,324	15,729,126
Diluted	15,671,297	16,699,591	16,426,598	16,985,348

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On September 14, 2010, we re-appointed Johnson Lambert & Co. LLP as our independent accounting firm. Johnson Lambert & Co. LLP previously audited our 2009, 2008 and 2007 financial statements, and we dismissed them as our independent accountants on April 20, 2010. On March 26, 2010, we engaged PricewaterhouseCoopers LLP to re-audit our 2009, 2008 and 2007 financial statements. We dismissed PricewaterhouseCoopers LLP on September 13, 2010 as a result of unresolved independence issues arising from services that they had performed for overseas affiliates of Summit Partners, our largest stockholder. PricewaterhouseCoopers LLP audited the financial statements of Bliss and Glennon, Inc. at December 31, 2008 (Successor) and 2007 (Predecessor), for the period from October 1, 2008 to December 31, 2008 (Successor), for the period from January 1, 2008 to September 30, 2008 (Predecessor) and for the year ended December 31, 2007. The members of our audit committee participated in and approved the decisions to appoint and dismiss PricewaterhouseCoopers LLP and dismiss and re-appoint Johnson Lambert & Co. LLP.

The report of Johnson Lambert & Co. LLP on our financial statements at December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008, which appears herein, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. PricewaterhouseCoopers LLP did not issue any reports with respect to the Company's financial statements. Accordingly, there were no reports issued by PricewaterhouseCoopers LLP with respect to us that contained an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2010, 2009 and 2008, there were no disagreements with Johnson Lambert & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Johnson Lambert & Co. LLP, would have caused it to make reference thereto in its reports on the financial statements for such periods. During the period from March 26, 2010 through September 13, 2010, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference thereto in any reports issued on our financial statements.

During the years ended December 31, 2010, 2009 and 2008, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) involving Johnson Lambert & Co. LLP. Except as disclosed in the second paragraph under the heading "Risk Factors - Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 and we have identified a material weakness in our internal controls, and the failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to remedy the material weakness could materially and adversely affect us," during the period from March 26, 2010 through September 13, 2010, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) involving PricewaterhouseCoopers LLP.

We have requested that Johnson Lambert & Co. LLP and PricewaterhouseCoopers LLP each furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letters, each dated September 23, 2010, are filed as Exhibits 16.1 and 16.2 to this report.

During the years ended December 31, 2009, 2008, the period from June 20, 2007 to December 31, 2007, the period from January 1, 2007 to June 19, 2007 and through March 26, 2010, we had not consulted with PricewaterhouseCoopers LLP regarding any of the matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K. During the period from April 20, 2010 through September 14, 2010, we had not consulted with Johnson Lambert & Co. LLP regarding any of the matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

We implemented several significant measures to improve our internal control over financial reporting, including (i) the hiring of a chief financial officer and a vice president of internal audit and SOX compliance effective October 1, 2010; (ii) increasing the headcount of qualified financial reporting and audit personnel, including hiring an SEC reporting manager, effective December 6, 2010, and hiring two additional audit staff members in November 2010; (iii) improving the capabilities of existing financial reporting personnel through training and education in the reporting requirements and deadlines set under U.S. GAAP, SEC rules and regulations and SOX; and (iv) transitioning to an Oracle platform for our general ledger, purchasing and accounts payable systems. In connection with our IPO on December 17, 2011, the Corporation established an Audit Committee comprised entirely of independent directors. The Corporation's Board of Directors determined that the chairman of the Audit Committee is a "financial expert" as such term has been defined by the Securities and Exchange Commission in Item 407(d)(5) of Regulation S-K.

During 2011, we will continue to implement additional measures to improve our internal control over financial reporting, including through additional training of financial reporting personnel and continued enhancements to our Oracle platform.

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The Evaluation of Disclosure Controls and Procedures
Item 9A(above) is the Evaluation referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a transition period for newly public companies to include such attestation.

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy statement and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:
The following Consolidated Financial Statements of Fortegra Financial Corporation and subsidiaries are included in this report:

(a)	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements.
(b)	Consolidated Balance Sheets as of December 31, 2010 and 2009.
(c)	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.
(d)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008.
(e)	Consolidated Statements of Cash Flows the years ended December 31, 2010, 2009 and 2008
(f)	Notes to the Consolidated Financial Statements

(a)2. Consolidated Financial Statement Schedules
The following financial statement schedule is attached hereto:

Schedule II - Condensed Financial Information of the Registrant

* All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

Schedule II — Condensed Financial Information of Registrant

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(All Amounts in Thousands)

	Years Ended December 31,
	2010	2009	2008
Revenues
Management fee from subsidiaries*	$—	$—	$23,702
Net investment income	307	294	343
Other income	—	84	—
Total net revenue	307	378	24,045

Expenses
Personnel costs*	—	—	20,376
Other operating expenses	598	139	(26)
Interest expense	904	926	1,022
Total expenses	1,502	1,065	21,372
Income before interest and income taxes interest	(1,195)	(687)	2,673
Income taxes	(287)	(267)	1,015
Income before equity in net income in subsidiaries	(908)	(420)	1,658
Equity in net income of subsidiaries*	17,111	11,978	6,370
Net income	$16,203	$11,558	$8,028

* Eliminated in consolidation

Schedule II — Condensed Financial Information of Registrant

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009
(All Amounts in Thousands Except Share Amounts)

	December 31,
	2010	2009
Assets:
Investment in subsidiaries	$96,112	$78,315
Cash and cash equivalents	21	—
Due from subsidiaries, net*	33,903	17,820
Notes receivable*	3,435	4,138
Other assets	1,274	2,525
Total assets	$134,745	$102,798

Liabilities:
Long-term debt	$11,040	$23,027
Other liabilities	521	453
Total liabilities	11,561	23,480

Stockholder’s equity:
Total stockholder’s equity	123,184	79,318

Total liabilities and stockholder’s equity	$134,745	$102,798

* Eliminated in consolidation

Schedule II — Condensed Financial Information of Registrant

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(All Amounts in Thousands)

	Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$16,203	$11,558	$8,028
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Equity in net income of subsidiaries*	(17,111)	(11,978)	(6,370)
Cash dividend from subsidiaries	—	—	10,481
Deferred income tax expense	93	36	738
Stock based compensation	176	209	244
Other changes in assets and liabilities
Net due to subsidiaries	(16,083)	(11,650)	(7,587)
Other assets and other liabilities	1,226	(2,487)	(1,435)
Net cash flows (used in) provided by operating activities	(15,496)	(14,312)	4,099

Investing Activities:
Proceeds from maturities of investments	—	2,139	(1,518)
Net paid for the acquisition of subsidiaries	—	(9,845)	—
Proceeds from notes receivable	703	1,021	(741)
Net cash flows provided by (used in) investing activities	703	(6,685)	(2,259)

Financing Activities:
Repayments of notes payable	(11,487)	—	(1,079)
Additional borrowings under notes payable	—	11,487	—
Net proceeds from issuance of common stock	40,203	5,610	—
Dividends paid on common stock	—	—	(29)
Net proceeds from exercise of stock options	203	24	1,273
Issuance (purchase) of treasury stock	—	3,876	(2,069)
Shareholder funds disbursed at purchase	(14,105)	—	—
Net cash flows provided by (used in) financing activities	14,814	20,997	(1,904)
Net increase (decrease) in cash and cash equivalents	21	—	(64)
Cash and cash equivalents at beginning of period	—	—	64
Cash and cash equivalents at end of period	$21	$—	$—

* Eliminated in consolidation

(a)3. Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
1.1	Form of Underwriting Agreement.	**
2.1
Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the signing stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.
**
2.2
First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co. and N.G. Houston, III, as Stockholder Representative.
**
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	**
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	(3)
3.1	Second Amended and Restated Certificate of Incorporation Fortegra Financial Corporation.	**
3.2	Amended and Restated Bylaws of Fortegra Financial Corporation.	**
3.3	Form of Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation to be in effect prior to the offering made under this Registration Statement.	**
3.4	Form of Amended and Restated Bylaws of Fortegra Financial Corporation to be in effect prior to the offering made under this Registration Statement.	**
4.1	Form of Common Stock Certificate.	**
4.2
Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation, the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).
**
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	**
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	**
10.3
Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.
**
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	**
10.5
Amended Subordinated Debenture Purchase Agreement, dated June 16, 2010, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.
**
10.6
Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.
**
10.6.1
First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.
**
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	**
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	(3)

10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	**
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	**
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	**
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	**
10.11	Line of Credit Note of Fortegra Financial Corporation, dated April 6, 2009, issued to Columbus Bank and Trust Company.	**
10.12	Stock Pledge and Security Agreement, dated as of April 6, 2009, by and between Fortegra Financial Corporation and Columbus Bank and Trust Company.	**
10.13	Loan and Security Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, as borrower and Wells Fargo Capital Finance, LLC, as lender.	**
10.14	General Continuing Guaranty, dated as of June 10, 2010, by Fortegra Financial Corporation, as guarantor, in favor of Wells Fargo Capital Finance, LLC	**
10.15	Servicing and Management Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, and Wells Fargo Capital Finance, LLC.	**
10.16	Line of Credit Agreement, dated as of April 6, 2009, by and among Columbus Bank and Trust Company, Fortegra Financial Corporation and LOTS Intermediate Co.	**
10.17	Modification Agreement, dated as of April 27, 2010, by and among Fortegra Financial Corporation, LOTS Intermediate Co. and Columbus Bank and Trust Company.	**
10.18	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	**
10.19	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	**
10.20	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	**
10.21	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	**
10.22	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.22.1	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	** (1)
10.23	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Michael Vrban.	** (1)
10.24	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Daniel A. Reppert.	** (1)
10.25	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and W. Dale Bullard.	** (1)
10.26	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Robert S. Fullington.	** (1)
10.27	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	** (1)
10.28	2005 Equity Incentive Plan.	** (1)
10.29	Key Employee Stock Option Plan (1995) Agreement.	** (1)
10.30	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007	**
10.31	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007	**
10.32	Form of 2010 Omnibus Incentive Plan.	** (1)
10.33	Form of Employee Stock Purchase Plan.	** (1)
10.34	Deferred Compensation Agreement, dated as of May 1, 2005 between Life of the South Corporation and W. Dale Bullard.	** (1)

10.35	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.36	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Robert S. Fullington.	** (1)
10.37
Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.
** (2)
10.38	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.39	Incentive Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007	** (1)
10.40	Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007	** (1)
10.41	Stock Option Agreement by and between Life of the South Corporation and Dale Bullard, dated as of October 25, 2007	** (1)
10.42	Incentive Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007	** (1)
10.43	Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007	** (1)
10.44	Stock Option Agreement by and between Life of the South Corporation and Robert Fullington, dated as of October 25, 2007	** (1)
10.45	Stock Option Agreement by and between Life of the South Corporation and Daniel Reppert, dated as of October 25, 2007	** (1)
10.46	Stock Option Agreement by and between Life of the South Corporation and Michael Vrban, dated as of October 25, 2007	** (1)
10.47	Form of Restricted Stock Award Agreement for Directors	** (1)
10.48	Form of Restricted Stock Award Agreement for Employees	** (1)
10.49	Form of Restricted Stock Award Agreement (Bonus Pool)	** (1)
10.50	Form of Nonqualified Stock Option Award Agreement	** (1)
10.51	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin	** (1)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on form 10-K).
16.1	Letter re change in certifying accountant.	**
16.2	Letter re change in certifying accountant.	**
21	List of Subsidiaries of Fortegra Financial Corporation.	Filed Herewith
23	Consent of Johnson Lambert & Co. LLP, Independent Registered Public Accounting Firm.	Filed Herewith
24.1	Power of Attorney.	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
99.1	Consent of Alfred R. Berkeley, III.	**
99.2	Consent of Francis M. Colalucci.	**
99.3	Consent of Frank P. Filipps.	**
99.4	Consent of Ted W. Rollins.	**

**	Incorporated by reference from the related exhibit number to the Registrant's Registration Statement on Form S-1 (File No. 333-16955) and amendments thereto, originally filed on September 23, 2010.
(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference from the related exhibit number to the Registrant's Form 8-K, filed on March 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date: March 15, 2011	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard S. Kahlbaugh		March 15, 2011
Richard S. Kahlbaugh	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter P. Mascherin		March 15, 2011
Walter P. Mascherin	Chief Financial Officer
(Principal Financial Officer)

/s/ Michael Vrban		March 15, 2011
Michael Vrban	Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

*		March 15, 2011
Alfred R. Berkeley, III	Director

*		March 15, 2011
John R. Carroll	Director

*		March 15, 2011
Francis M. Colalucci	Director

*		March 15, 2011
Frank P. Filipps	Director

*		March 15, 2011
J.J. Kardwell	Director

*		March 15, 2011
Ted W. Rollins	Director

Date: March 15, 2011	*By:	/s/ John G. Short
John G. Short, Attorney-in-fact