Form 10-Q
period 2011-03-31
Fortegra Financial Corp
filed 2011-05-16
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-35009
Fortegra Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1461399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10151 Deerwood Park Boulevard, Building 100, Suite 330 Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(866)-961-9529

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 29, 2011 was 20,510,254.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q ("Form 10-Q") to "Fortegra Financial," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
 This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under Item 1A. - "Risk Factors" and Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following Form 10-Q for the three months ended March 31, 2011 should be read in conjunction with our Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2010.

ITEM 1. FINANCIAL STATEMENTS OF FORTEGRA FINANCIAL CORPORATION

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	March 31, 2011	December 31, 2010
Assets:
Investments
Fixed maturity securities available-for-sale at fair value (amortized cost of $83,205 in 2011 and $82,124 in 2010)	$86,412	$85,786
Equity securities available-for-sale at fair value (cost of $1,955 in 2011 and $1,955 in 2010)	1,951	1,935
Short-term investments	1,070	1,170
Total investments	89,433	88,891
Cash and cash equivalents	18,360	43,389
Restricted cash	11,793	15,722
Accrued investment income	992	880
Notes receivable	1,443	1,485
Other receivables	26,496	25,473
Reinsurance receivables	161,674	169,382
Deferred acquisition costs	61,883	65,142
Property and equipment, net	13,985	11,996
Goodwill	120,672	84,387
Other intangibles, net	30,894	29,283
Other assets	6,506	5,505
Total assets	$544,131	$541,535

Liabilities:
Unpaid claims	$30,534	$32,693
Unearned premiums	200,588	210,430
Accrued expenses and accounts payable	40,476	41,844
Deferred revenue	25,171	25,611
Notes payable	61,463	36,713
Preferred trust securities	35,000	35,000
Redeemable preferred stock	575	11,040
Deferred income taxes	23,416	24,317
Total liabilities	417,223	417,648
Commitments and Contingencies (Note 14 )

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,515,035 and 20,256,735 shares issued in 2011 and 2010, respectively	205	203
Treasury stock (44,578 shares in 2011 and 2010, respectively)	(176)	(176)
Additional paid-in capital	95,559	95,556
Accumulated other comprehensive income, net of tax (expense) of $(658) and $(1,235), in 2011 and 2010, respectively	1,880	2,293
Retained earnings	28,911	25,308
Stockholders' equity before non-controlling interest	126,379	123,184
Non-controlling interest	529	703
Total stockholders' equity	126,908	123,887
Total liabilities and stockholders' equity	$544,131	$541,535

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Service and administrative fees	$9,116	$7,975
Brokerage commissions and fees	7,867	6,730
Ceding commission	8,158	6,624
Net investment income	941	948
Net realized gains	95	2
Net earned premium	28,437	28,493
Other income	82	81
Total revenues	54,696	50,853

Expenses:
Net losses and loss adjustment expenses	9,373	8,777
Commissions	18,517	19,349
Personnel costs	10,992	9,081
Other operating expenses	6,944	5,136
Depreciation	583	275
Amortization of intangibles	1,052	779
Interest expense	2,031	1,891
Total expenses	49,492	45,288

Income before income taxes and non-controlling interest	5,204	5,565
Income taxes	1,775	2,076
Income before non-controlling interest	3,429	3,489
Less: net (loss) income attributable to non-controlling interest	(174)	15
Net income	$3,603	$3,474

Earnings per share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.21
Weighted average common shares outstanding:
Basic	20,464,592	15,742,336
Diluted	21,668,333	16,941,372

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2009	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$23,210	$1,475	$80,793
Net income	—	—	—	—	—	—	16,203	20	16,223
Change in unrealized gains, net of tax of $(370)	—	—	—	—	—	686	—	68	754
Comprehensive income	—	—	—	—	—	686	16,203	88	16,977
Change in par value	—	(844)	—	—	844	—	—	—	—
Stock-based compensation	160,000	2	—	—	174	—	—	—	176
Redemption of minority interest	—	—	—	—	—	—	—	(860)	(860)
Options exercised	44,185	—	—	—	203	—	—	—	203
Conversion of Class A common stock	—	—	—	—	—	—	(14,105)	—	(14,105)
Issuance of common stock	4,265,637	43	—	—	40,660	—	—	—	40,703
Balance, December 31, 2010	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$25,308	$703	$123,887
Net income	—	—	—	—	—	—	3,603	(174)	3,429
Change in unrealized gains, net of tax of $222	—	—	—	—	—	(413)	—	—	(413)
Comprehensive income	—	—	—	—	—	(413)	3,603	(174)	3,016
Stock-based compensation	—	—	—	—	268	—	—	—	268
Options exercised	258,300	2	—	—	397	—	—	—	399
Issuance of common stock	—	—	—	—	(662)	—	—	—	(662)
Balance, March 31, 2011	20,515,035	$205	(44,578)	$(176)	$95,559	$1,880	$28,911	$529	$126,908

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities
Net income	$3,603	$3,474
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred policy acquisition costs	3,600	(607)
Depreciation and amortization	1,635	1,054
Deferred income tax expense	2,061	307
Net realized (gains) losses	(95)	(2)
Stock-based compensation expense	268	52
Amortization of premiums and discounts on investments	109	82
Non-controlling interest	(174)	83
Changes in operating assets and liabilities, net of the effects of acquisitions
Accrued investment income	(100)	58
Other receivables	1,825	(5,445)
Reinsurance recoverables	7,708	10,436
Other assets	1,539	(653)
Unpaid claims	(2,159)	(786)
Unearned premiums	(9,842)	(11,278)
Accrued expenses and accounts payable	(4,405)	859
Commissions payable	(123)	(518)
Deferred revenue	(2,919)	—
Net cash flows provided (used in) by operating activities	2,531	(2,884)

Investing activities
Proceeds from maturities of available for sale investments	1,201	3,601
Proceeds from sales of available-for-sale investments	7,238	203
Proceeds from maturities of short term investments	100	50
Purchases of available-for-sale investments	(8,391)	(6,229)
Purchases of property and equipment	(2,463)	(1,657)
Net (paid) for acquisitions of subsidiaries, net of cash received	(40,752)	(720)
Proceeds from notes receivable	42	130
Change in restricted cash	3,929	(1,805)
Net cash flows used in investing activities	(39,096)	(6,427)

Financing activities
Payments on notes payable	(26,000)	—
Proceeds from notes payable	50,750	—
Capitalized closing costs for notes payable	(2,486)	—
Payments for intial public offering costs	(663)	—
Payments on redeemable preferred stock	(10,465)	—
Net proceeds from exercise of stock options	400	—
Net cash flows provided by financing activities	11,536	—
Net decrease in cash and cash equivalents	(25,029)	(9,311)
Cash and cash equivalents, beginning of period	43,389	29,940
Cash and cash equivalents, end of period	$18,360	$20,629

See accompanying notes to these consolidated financial statements

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations
Fortegra Financial Corporation and its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies in the United States. The Company is traded on the New York Stock Exchange under the symbol FRF. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The consolidated financial statements include the Company and its majority-owned and controlled subsidiaries, including:

•	LOTS Intermediate Company

•	Bliss and Glennon, Inc.

•	Creative Investigations Recovery Group, LLC

•	CRC Reassurance Company, Ltd.

•	Insurance Company of the South

•	Life of the South Insurance Company and its subsidiary, Bankers Life of Louisiana

•	LOTS Reassurance Company

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company

•	Southern Financial Life Insurance Company

•	South Bay Acceptance Corporation

•	Continental Car Club, Inc.

•	United Motor Club of America, Inc.

•	Auto Knight Motor Club, Inc.

•	eReinsure.com, Inc.

The Company operates in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing ("BPO") and (iii) Brokerage. Payment Protection specializes in protecting lenders and their consumers from death, disability or other events that could otherwise impair their ability to repay a debt. BPO provides an assortment of administrative services tailored to insurance and other financial services companies through a virtual insurance company platform. Brokerage uses a pure wholesale sell-through model to sell specialty casualty and surplus lines insurance and also provides web-hosted applications used by insurers, reinsurers and reinsurance brokers for the global reinsurance market.

1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Fortegra Financial Corporation and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board Accounting Standards Codification ("ASC" or "the guidance") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our Annual Report for the year ended December 31, 2010.

Fortegra's interim consolidated financial statements as of March 31, 2011 and 2010 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. There have been no material changes to our significant accounting policies described in our Annual Report for the fiscal year ended December 31, 2010.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Fortegra's financial position and results of operations for each of the interim periods presented. Results of operations for three months ending March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2011.

The Company has reviewed all material subsequent events that occurred up to the date the Company's consolidated financial statements were issued to determine whether any event required recognition or disclosure in the financial statements and/or disclosure in the notes thereto.

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All material intercompany account and transactions have been eliminated.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The third party ownership of 15% of the common stock of Southern Financial Life Insurance Company and 52% of the preferred stock of CRC Reassurance Company, Ltd. has been reflected as non-controlling interest on the consolidated balance sheets. Income attributable to those companies' minority shareholders has been reflected on the consolidated statements of income and comprehensive income as income (loss) attributable to non-controlling interest.

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

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.

2. Recently Issued Accounting Standards
In December 2009, the FASB issued revised guidance for the accounting of variable interest entities. The revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance. The accounting guidance also requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting guidance is effective for the Company beginning in fiscal 2011 and is not expected to have a material impact on the Company's consolidated financial statements.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted this new guidance on January 1, 2011. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.

Recent Accounting Pronouncements - Not Yet Adopted
In October 2010, the FASB issued new guidance concerning the accounting for costs associated with acquiring or renewing insurance contracts. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals would be deferrable. The guidance also states that advertising costs and indirect costs should be expensed as incurred. Although this guidance states that certain advertising costs that meet current accounting guidance could be deferred and treated as deferred acquisition costs ("DAC"), the Company does not currently record any new advertising costs in DAC. This guidance will be effective for fiscal years beginning after December 15, 2011 with earlier adoption permitted as of the first day of a company's fiscal year. The Company is currently evaluating the requirements of the pronouncement and the potential impact, if any, on the Company's financial position and results of operations.

3. Earnings Per Share
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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator for both basic and diluted earnings per share:
Net income available to common stockholders	$3,603	$3,474

Denominator:
Total average basic common shares outstanding	20,464,592	15,742,336
Effect of dilutive stock options	1,203,741	1,199,036
Total average diluted common shares outstanding	21,668,333	16,941,372

Earnings per share-basic	$0.18	$0.22
Earnings per share-diluted	$0.17	$0.21

4. Business Combinations
On January 1, 2011, the Company acquired 100% of the outstanding stock ownership of Auto Knight Motor Club, Inc. ("Auto Knight"), of Palm Springs, CA. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile and truck dealerships and retailers in the United States and Canada. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit.

On March 3, 2011, the Company acquired 100% of the outstanding stock ownership of eReinsure.com, Inc. ("eReinsure"). eReinsure provides web-hosted applications for the reinsurance market by leveraging Internet technologies in application architecture, network communication and information delivery to facilitate reinsurance transactions.

The values of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. Additionally, the values of certain assets and liabilities for the 2010 acquisitions of Continental Car Club and United Motor Club Of America, Inc. remain preliminary in nature and are subject to adjustment as additional information is obtained.  The valuations will be finalized within 12 months of the close of the acquisitions.

The following table presents assets acquired, liabilities assumed and goodwill recorded for acquisitions made during the three months ended March 31, 2011 based on their fair values as of respective acquisition date:

	Auto Knight	eReinsure
ASSETS:
Cash	$—	$3,662
Investments	1,216	1,212
Other receviables	613	2,266
Deferred policy acquisition costs	341	—
Property and equipment	—	142
Other intangibles	—	2,115
Other assets	—	54
Net deferred tax asset	576	1,076

LIABILITIES:
Accrued expenses and accounts payable	(466)	(2,634)
Commissions payable	(122)	—
Deferred revenue	(1,729)	(750)
Net assets acquired	429	7,143
Purchase consideration	4,750	39,281
Goodwill	$4,321	$32,138

None of the goodwill attributable to the 2011 acquisitions is expected to be tax deductible.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Auto Knight and eReinsure financial results have been included in the Company's results beginning January 1, 2011 and March 3, 2011, respectively. Revenue and net income since the respective acquisition dates that is included in the Company's consolidated statement of income for the quarter ended March 31, 2011 are as follows:

			For the Three Months Ended
	Auto Knight	eReinsure	March 31, 2011
Revenue	$1,030	$795	$1,825

Net (loss) income*	$(92)	$57	$(35)

*-Transaction costs included for the respective acquisition.	$80	$101	$181

The following unaudited pro forma summary presents the Company's consolidated financial information as if Auto Knight and eReinsure had been acquired on January 1, 2011 and 2010, respectively. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of each acquired company to reflect the additional interest expense associated with the funding necessary to complete the respective acquisition and any amortization of intangibles that would have been charged to operations assuming the intangible assets would have existed on January 1, 2011 and 2010, excluding the transaction costs and the consequential tax effect.

			For the Three Months Ended
	Auto Knight	eReinsure	March 31, 2011
Revenue	$1,030	$2,250	$3,280

Net (loss)	$(12)	$(127)	$(139)

			For the Three Months Ended
	Auto Knight	eReinsure	March 31, 2010
Revenue	$474	$2,342	$2,816

Net income	$139	$215	$354

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity securities and equity securities available-for-sale for the following periods are as follows:

	March 31, 2011
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury
and U.S. Government agencies	$20,943	$767	$(68)	$21,642
Municipal securities	14,785	209	(13)	14,981
Corporate securities	42,070	2,273	(222)	44,121
Mortgage-backed securities	3,446	82	—	3,528
Asset-backed securities	1,961	179	—	2,140
Total fixed maturity securities	$83,205	$3,510	$(303)	$86,412

Common stock - publicly traded	$475	$20	$(167)	$328
Preferred stock - publicly traded	199	4	(3)	200
Common stock - non-publicly traded	280	151	(9)	422
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,955	$175	$(179)	$1,951

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	December 31, 2010
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury
and U.S. Government agencies	$24,220	$887	$(61)	$25,046
Municipal securities	10,416	212	(12)	10,616
Corporate securities	41,906	2,488	(172)	44,222
Mortgage-backed securities	3,619	117	—	3,736
Asset-backed securities	1,963	203	—	2,166
Total fixed maturity securities	$82,124	$3,907	$(245)	$85,786

Common stock - publicly traded	$475	$12	$(173)	$314
Preferred stock - publicly traded	199	3	(6)	196
Common stock - non-publicly traded	280	153	(9)	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,955	$168	$(188)	$1,935

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority. At March 31, 2011 and December 31, 2010, the Company had restricted investments with carrying values of $18.1 million and $17.5 million, respectively, of which $9.5 million and $9.9 million, respectively, are related to special deposits required by various state insurance departments.

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,436	$3,468	$4,357	$4,397
Due after one year through five years	28,802	29,714	30,825	31,944
Due after five years through ten years	31,392	32,827	25,546	27,109
Due after ten years through twenty years	3,792	3,899	4,223	4,296
Due after twenty years	10,376	10,836	11,591	12,137
Mortgage-backed securities	3,446	3,528	3,619	3,737
Asset-backed securities	1,961	2,140	1,963	2,166
Total fixed maturity securities	$83,205	$86,412	$82,124	$85,786

The following table summarizes the proceeds from the sale of available-for-sale investment securities, the gross realized gains and gross realized losses for both fixed maturity and equity securities:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Gross proceeds from sales	$7,238	$203

Gross realized gains	$112	$2
Gross realized losses	(17)	—
Total net gains from sales	$95	$2

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses were segregated into the following time periods during which the investments had been in unrealized loss positions are as follows:

	March 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$6,582	$(68)	$—	$—	$6,582	$(68)
Municipal securities	2,129	(13)	—	—	2,129	(13)
Corporate securities	10,835	(222)	—	—	10,835	(222)
Mortgage-backed securities	72	—	—	—	72	—
Asset-backed securities	—	—	—	—	—	—
Total fixed maturity securities	$19,618	$(303)	$—	$—	$19,618	$(303)

Common stock - publicly traded	$28	$(10)	$190	$(157)	$218	$(167)
Preferred stock - publicly traded	146	(3)	—	—	146	(3)
Common stock - non-publicly traded	12	(9)	—	—	12	(9)
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$186	$(22)	$190	$(157)	$376	$(179)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$5,988	$(61)	$—	$—	$5,988	$(61)
Municipal securities	472	(12)	—	—	472	(12)
Corporate securities	8,174	(172)	—	—	8,174	(172)
Mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total fixed maturity securities	$14,634	$(245)	$—	$—	$14,634	$(245)

Common stock - publicly traded	$—	$—	$197	$(173)	$197	$(173)
Preferred stock - publicly traded	142	(6)	—	—	142	(6)
Common stock - non-publicly traded	12	(9)	—	—	12	(9)
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$154	$(15)	$197	$(173)	$351	$(188)

Fixed maturity and equity securities are regularly assessed for other-than-temporarily impairment ("OTTI") when the decline in fair value is below the cost basis or amortized cost for the security and determined to be other-than-temporary by management. When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary, the investment is written down to its estimated fair value with the impairment loss included in net realized gains (losses). OTTI losses related to the credit component of the impairment on fixed maturity securities and equity securities are recorded in the consolidated statements of income as realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. Losses relating to the non-credit component of OTTI losses on fixed maturity securities are recorded in other comprehensive income. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the fair value determination and the timing of loss realization.

As of March 31, 2011, there were 33 fixed maturity and 14 equity securities in unrealized loss positions. The Company does not intend to sell these investments and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. For the three months ended March 31, 2011, based on its quarterly review, none of the fixed maturity and equity securities were deemed to be other-than-temporarily impaired. As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. During 2010, based on its quarterly review, 8 equity securities were deemed to be other-than-temporarily impaired and an

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

impairment charge of $65 was recorded.

The following schedule details the components of net investment income:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Fixed income securities	$885	$952
Cash on hand and on deposit	57	65
Common and preferred stock dividends	16	11
Notes receivable	58	45
Other income	46	—
Investment expenses	(121)	(125)
Net investment income	$941	$948

6. Reinsurance Receivables
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

Premiums	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Written	Earned	Written	Earned
Direct and assumed	$68,294	$78,136	$65,253	$76,652
Ceded	(41,682)	(49,699)	(38,687)	(48,159)
Net	$26,612	$28,437	$26,566	$28,493

Losses and LAE incurred	For the Three Months Ended
	March 31, 2011	March 31, 2010
Direct and assumed	$18,375	$19,517
Ceded	(9,002)	(10,740)
Net losses and LAE incurred	$9,373	$8,777

Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. The following reflects the components of the reinsurance receivables:

	March 31, 2011	December 31, 2010
Prepaid reinsurance premiums:
Life	$45,062	$48,342
Accident and health	27,188	29,289
Property	62,388	65,023
Total	134,638	142,654

Ceded claim reserves:
Life	1,395	1,421
Accident and health	9,054	9,376
Property	7,911	9,455
Total ceded claim reserves recoverable	18,360	20,252
Other reinsurance settlements recoverable	8,676	6,476
Reinsurance receivables	$161,674	$169,382

Reinsurance receivables are based upon estimates and are reported on the consolidated balance sheet separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. Included in reinsurance receivables at March 31, 2011 and December 31, 2010 are $115.3 million and $121.2 million recoverable

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

from three unrelated reinsurers. The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Since London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At March 31, 2011, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

7. Goodwill
Goodwill resulting from the Company's acquisitions is carried as an asset on the consolidated balance sheets and is not amortized, but is evaluated annually to determine whether any impairment exists. The Company uses an income approach to estimate the fair value of each reporting unit. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. The estimates and assumptions have a significant impact on the amount of any impairment charge recorded. The Company completed its annual assessment of goodwill in December 2010 and concluded that the value of its goodwill was not impaired.

For the three months ended March 31, 2011, the Company completed the acquisitions of Auto Knight and eReinsure, recording goodwill of $4.3 million and $32.1 million respectively. Changes in goodwill balances by segment are as follows:

	Payment Protection	BPO	Brokerage	Total
Balance at December 31, 2010	$43,753	$10,239	$30,395	$84,387
Segment reclassifications	—	(1,337)	1,337	—
Goodwill acquired during 2011	4,321	—	32,138	36,459
Goodwill adjustments due to valuations and other purchase accounting adjustments	(174)	$—	$—	(174)
Balance at March 31, 2011	$47,900	$8,902	$63,870	$120,672

8. Other Intangible Assets
Other intangible assets and their respective amortization periods are as follows:

		March 31, 2011			December 31, 2010
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7-10	$19,717	$(6,545)	$13,172	$19,717	$(5,982)	$13,735
Tradename	Indefinite	12,110	—	12,110	11,710	—	11,710
Software	10	5,471	(1,489)	3,982	3,971	(1,390)	2,581
Present value of future profits	0.3 to 0.75	763	(206)	557	—	—	—
Non-compete agreements	1.5 - 3	2,969	(1,896)	1,073	2,969	(1,712)	1,257
Total		$41,030	$(10,136)	$30,894	$38,367	$(9,084)	$29,283

The Company recorded $2.1 million of other intangibles in conjunction with the eReinsure acquisition. Changes in other intangible assets are as follows:

January 1, 2011	$29,283
Intangible assets of acquired businesses	2,115
Other adjustments related to prior period acquisitions	548
Amortization	(1,052)
March 31, 2011	$30,894

The Company recognized amortization expense on other intangibles of:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Total	$1,052	$779

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The estimated amortization of other intangible assets for each of the next five years ending December 31 is as follows:

2011 (remaining nine months)	$3,208
2012	3,079
2013	2,891
2014	2,891
2015	2,864
Thereafter	3,851
Total	$18,784

9. Notes payable
Notes payable consist of the following at:

	March 31, 2011	December 31, 2010
SunTrust Bank line of credit — $85.0 million at March 31, 2011 and $55.0 million at December 31, 2010, respectively, maturing June 2013	$61,463	$36,713
Total notes payable	$61,463	$36,713

Revolving Credit Agreement - The Company is party to an $85.0 million revolving credit agreement with SunTrust Bank, as administrative agent (the "Agent"), and certain lenders, which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company is required to pay a commitment fee of between 0.45% and 0.60% (based upon the Company's leverage ratio) on the unused portion of the Facility. The purpose of the line is for working capital and acquisitions. Interest on the line of credit is payable monthly. The Company's obligations under the Facility are guaranteed by substantially all of its domestic subsidiaries, other than South Bay Acceptance Corporation and the regulated insurance subsidiaries. Under the Facility, the Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to its capital structure and the capital structure of its subsidiaries without the Agent's prior consent. The Company's obligations under the Facility may be accelerated or the commitments terminated upon the occurrence of an event of default under the Facility, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement (the "Wells Fargo Joinder") to the Facility and became a new lender under the Facility with a revolving commitment of $30.0 million, thereby increasing the size of the Facility from $55.0 million to $85.0 million.

The following is a summary of the Company's more significant financial covenants related to the Facility:

	Covenant	March 31, 2011
Minimum debt service charge ratio	1.25	4.71
Maximum debt to EBITDA ratio	3.50	2.40

At March 31, 2011, the Company is in compliance with the above covenants on its line of credit.

Wells Fargo Capital Finance, LLC Line of Credit - On February 7, 2011, the Company terminated its existing revolving $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which was never drawn upon. Upon termination, South Bay paid the fees and expenses owed under the Loan Agreement of $0.1 million, including interest on the Minimum Funding Amount (as defined in the Loan Agreement), unused line fees and monthly loan administration fees. The Company continued to amortize previously capitalized costs of $0.4 million associated with the Wells Fargo Capital Finance, LLC Line of Credit in connection with the Wells Fargo Joinder to the Facility.

The interest rates on notes payable at the end of the respective periods are as follows:

	March 31, 2011	December 31, 2010
Line of Credit — SunTrust	6.00%	6.00%
Line of Credit — Wells Fargo	—%	3.30%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

10. Redeemable Preferred Stock
Redeemable preferred stock securities consist of the following as of:

	March 31, 2011	December 31, 2010
Series A - matures 2034	$275	$7,140
Series B - matures 2034	200	2,000
Series C - matures 2035	100	1,900
Total redeemable preferred stock	$575	$11,040

In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In conjunction with the redemption, the Company recorded a $0.5 million redemption premium and capitalized deferred issuance charge to operations as of March 31, 2011. The Series A, B and C redeemable preferred stock ceased accruing dividends on the mandatory redemption date of January 26, 2011.

11. Fair Value of Financial Instruments
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

Other receivables: The carrying amounts approximate fair value because there is no associated interest rate charged.

Notes payable, preferred trust securities, redeemable preferred stock: The carrying amounts approximate fair value because the applicable interest rates approximate current rates offered to the Company for similar instruments.

The following table presents the Company's investment securities within the fair value hierarchy, and the related inputs used to measure those securities at March 31, 2011 and December 31, 2010:

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
March 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities	$86,412	$—	$86,412	$—
Common stock - publicly traded	328	328	—	—
Preferred stock - publicly traded	200	54	146	—
Common stock - non-publicly traded	422	—	—	422
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,070	1,070	—	—
Total	$89,433	$1,452	$86,558	$1,423
December 31, 2010
Fixed maturity securities	$85,786	—	$85,786	$—
Common stock - publicly traded	314	314	—	—
Preferred stock - publicly traded	196	53	143	—
Common stock - non-publicly traded	424	—	—	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,170	1,170	—	—
Total	$88,891	$1,537	$85,929	$1,425

The Company's use of Level 3 unobservable inputs included 5 securities that accounted for 1.6% of total investments at March 31,

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

2011 and 5 securities that accounted for 1.6% of total investments at December 31, 2010. The following table summarizes the changes in Level 3 assets measured at fair value as of :

March 31, 2011
Beginning balance	$1,425
Total gains or losses (realized/unrealized):
Included in comprehensive income	(2)
Ending balance	$1,423

Fair Value of Financial Instruments
The carrying value and fair value of financial instruments are presented in the following table:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,360	$18,360	$43,389	$43,389
Fixed maturity securities	86,412	86,412	85,786	85,786
Common stock - publicly traded	328	328	314	314
Preferred stock - publicly traded	200	200	196	196
Common stock - non-publicly traded	422	422	424	424
Preferred stock - non-publicly traded	1,001	1,001	1,001	1,001
Notes receivable	1,443	1,443	1,485	1,485
Other receivables	26,496	26,496	25,473	25,473
Short-term investments	1,070	1,070	1,170	1,170
Total financial assets	$135,732	$135,732	$159,238	$159,238

Financial liabilities:
Notes payable	$61,463	$61,463	$36,713	$36,713
Preferred trust securities	35,000	35,000	35,000	35,000
Redeemable preferred stock	575	575	11,040	11,040
Total financial liabilities	$97,038	$97,038	$82,753	$82,753

12. Income Taxes
Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. At March 31, 2011, the Company estimates that its effective annual income tax rate for 2011 will approximate 37.4%.

13. Statutory Reporting and Dividend Restrictions
The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. For the three months ended March 31, 2011, no such dividends were paid. In 2010, Life of the South Insurance Company received approval from the insurance department of its state of domicile to pay extraordinary dividends of $1.3 million, to the Company. Also in 2010, Insurance Company of the South received approval from the insurance department of its state of domicile to pay an extraordinary dividend of $1.7 million, with 30% to Life of the South Insurance Company and 70% to the Company. All dividends were eliminated in the consolidated financial statements.

The combined statutory capital and surplus of the Company's insurance subsidiaries was $50.0 million and $46.2 million as of March 31, 2011 and December 31, 2010, respectively. The combined amount available for ordinary dividends of the Company's insurance subsidiaries was $1.6 million and $1.6 million as of March 31, 2011 and December 31, 2010, respectively.

The Company's insurance subsidiaries are required by the laws of the states in which they are domiciled to maintain certain statutory capital and surplus requirements. The required statutory capital and surplus totaled $13.0 million as of March 31, 2011 and December 31, 2010, respectively.

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claims and reserve items. If a company's adjusted

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance companies' RBC level as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of March 31, 2011 and December 31, 2010.

14. Commitments and Contingencies
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

15. Segment Results
The Company conducts its business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. The Company allocates certain revenues and costs to the segments. These items primarily consist of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. The Company measures the profitability of its business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

The following table reconciles segment information to the Company's consolidated results of operations and provides a summary of other key financial information for each of the Company's segments:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Month Ended
	March 31, 2011	March 31, 2010
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,528	$1,883
Ceding commission	8,158	6,624
Net investment income	941	948
Net realized gains (losses)	95	2
Other income	82	81
Net earned premium	28,437	28,493
Net losses and loss adjustment expenses	(9,373)	(8,777)
Commissions	(18,517)	(19,349)
Total Payment Protection	14,351	9,905
BPO	3,564	4,563
Brokerage
Brokerage commissions and fees	7,867	6,728
Service and administrative fees	1,024	1,531
Total Brokerage	8,891	8,259

Total	26,806	22,727

Operating Expenses
Payment Protection	8,498	5,094
BPO	2,619	2,774
Brokerage	6,819	6,119
Corporate	—	230
Total	17,936	14,217

EBITDA
Payment Protection	5,853	4,811
BPO	945	1,789
Brokerage	2,072	2,140
Corporate	—	(230)
Total	8,870	8,510

Depreciation and amortization
Payment Protection	953	470
BPO	240	174
Brokerage	442	410
Total	1,635	1,054

Interest
Payment Protection	1,526	1,661
BPO	63	106
Brokerage	442	124
Total	2,031	1,891

Income before income taxes and non-controlling interest
Payment Protection	3,374	2,680
BPO	642	1,509
Brokerage	1,188	1,606
Corporate	—	(230)
Total income before income taxes and non-controlling interest	5,204	5,565
Income Taxes	1,775	2,076
Less: net income (loss) attributable to non-controlling interest	(174)	15
Net income	$3,603	$3,474

On January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the three months ended March 31, 2010 have been reclassified from their prior period segment presentation. The impact of these reclassifications were $1.3 million in revenues and $1.1 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the three months ended March 31, 2011.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue and EBITDA to Total Revenue and Net Income

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenue
Payment Protection	$14,351	$9,905
BPO	3,564	4,563
Brokerage	8,891	8,259
Segment revenue	26,806	22,727
Net losses and loss adjustment expenses	9,373	8,777
Commissions	18,517	19,349
Total revenue	54,696	50,853

Operating Expenses
Payment Protection	8,498	5,094
BPO	2,619	2,774
Brokerage	6,819	6,119
Corporate	—	230
Total Operating Expenses	17,936	14,217
Net losses and loss adjustment expenses	9,373	8,777
Commissions	18,517	19,349
Total expenses before depreciation, amortization and interest	45,826	42,343

EBITDA
Payment Protection	5,853	4,811
BPO	945	1,789
Brokerage	2,072	2,140
Corporate	—	(230)
Total	8,870	8,510

Depreciation and amortization
Payment Protection	953	470
BPO	240	174
Brokerage	442	410
Total	1,635	1,054

Interest
Payment Protection	1,526	1,661
BPO	63	106
Brokerage	442	124
Total	2,031	1,891

Income before income taxes and non-controlling interest
Payment Protection	3,374	2,680
BPO	642	1,509
Brokerage	1,188	1,606
Corporate	—	(230)
Total Income before income taxes and non-controlling interest	5,204	5,565
Income taxes	1,775	2,076
Less: net income (loss) attributable to non-controlling interest	(174)	15
Net income	$3,603	$3,474

16. Related Party Transactions
In connection with the Summit Partners acquisition of the Company on June 20, 2007, $20.0 million of subordinated debentures were issued to affiliates of Summit Partners, a related party, and reported in the notes payable line of the balance sheets. The subordinated debentures had an original maturity of June 20, 2012 and bore interest at 14% per annum on the principal amount

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

of such subordinated debentures, payable quarterly. In December 2010, the Company utilized a portion of the proceeds received from its IPO to pay off the entire $20.0 million of outstanding subordinated debentures for $20.6 million, which included accrued but unpaid interest to the redemption date.

The following details interest expense paid to related parties for the respective periods:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Related party interest expense	$—	$700

17. Subsequent Events
On April 21, 2011, the Company entered into a forward interest rate swap with Wells Fargo Bank, N.A., pursuant to which the Company swaps the floating rate portion of its $35.0 million in outstanding trust preferred securities to a fixed rate of 3.47% per annum payable quarterly for an effective rate of 7.57% after adding the applicable margin on the trust preferred securities of 4.10%. The swap is effective for a period of five years, commencing when the interest rate on the underlying trust preferred securities begins to float in June 2012 and terminating in June 2017.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part I, Item 1 of this Form 10-Q.

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

We operate in three business segments: Payment Protection, BPO and Brokerage.

•
Our Payment Protection segment, marketed under our Life of the South, Continental Car Club, United Motor Club and Auto Knight brands, delivers credit insurance, debt protection, warranty and service contracts and car club solutions to consumer finance companies, regional banks, community banks, retailers, small loan companies, warranty administrators, automobile dealers, vacation ownership developers and credit unions. Our clients then offer these products to their customers in conjunction with consumer financial transactions. Our Payment Protection segment specializes principally in providing products that protect consumer lenders and their borrowers from death, disability or other events that could otherwise impair their borrowers' ability to repay a debt. We typically maintain long-term business relationships with our clients.

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

•
Our Brokerage segment is marketed under our Bliss & Glennon, eReinsure and South Bay Acceptance brands. We acquired eReinsure in March 2011. The acquisition of eReinsure allows us to broaden our relationships with major insurers, reinsurers and brokers worldwide who use the eReinsure system to assist in the management of facultative reinsurance transactions . Bliss & Glennon, acquired in April 2009, is one of the largest surplus lines brokers in California according to the Surplus

Line Association of California, and ranked in the top 20 wholesale brokers in the United States in 2009 by premium volume according to Business Insurance, an industry publication. The Brokerage segment uses a wholesale model to sell specialty property and casualty ("P&C") and surplus lines insurance through retail insurance brokers and agents and insurance companies, as well the placement of reinsurance risks on reinsurers. We believe that our emphasis on customer service, rapid responsiveness to submissions and underwriting integrity in this segment has resulted in high customer satisfaction among retail insurance brokers and agents and insurance companies.

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

In March 2008, we acquired Gulfco Life Insurance Company to expand the presence of our Payment Protection segment in the Louisiana market. In December 2008, we acquired Darby & Associates, a wholesale provider of payment protection products in North Carolina. This acquisition expanded our Payment Protection segment in North Carolina, which is that segment's third largest state in terms of 2009 revenues and an important foothold with our consumer finance company clients (our largest distribution channel within the Payment Protection segment). In April 2009, we acquired Bliss & Glennon, an excess and surplus lines wholesale insurance broker, and entered into the brokerage business, which continued our strategic expansion of specialized and administration services for insurance carriers and other financial services businesses.

In 2010, we commenced marketing our BPO segment under the Consecta brand. Through our February 2010 acquisition of South Bay Acceptance Corporation, we expanded into premium finance to support our Brokerage segment. In May 2010, we acquired Continental Car Club, which provides car club memberships through consumer finance companies, to enable our Payment Protection segment to expand into the roadside assistance market. In September 2010, we acquired United Motor Club, which also provides car club memberships through consumer finance companies.

In January, 2011, we acquired Auto Knight. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile and truck dealerships and retailers in the United States and Canada. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit.

On March 11, 2011, we acquired eReinsure.com, Inc. eReinsure has developed and markets the eReinsure negotiation platform which is the leading online system enabling collaboration between domestic and international companies buying and selling facultative reinsurance. eReinsure has offices in Salt Lake City, Utah and London, England.

We historically have used a combination of borrowings under our credit facilities and cash on hand to pay the purchase price of our acquisitions. The following table summarizes our acquisition activity for the three months ended March 31, 2011:

(in thousands, except number of acquisitions closed)	March 31, 2011
Number of acquisitions closed	2

Total cash consideration	$44,031

Summit Partners Transactions
In June 2007, entities affiliated with Summit Partners, a global growth equity investment firm, acquired 91.2% of our capital stock. The acquisition was financed through (i) $20.0 million of subordinated debentures maturing in 2013 issued to affiliates of Summit Partners, (ii) $35.0 million of preferred trust securities maturing in 2037 and (iii) an equity investment of $43.1 million by affiliates of Summit Partners. We refer to the foregoing transactions collectively as the "Summit Partners Transactions." In connection with our 2010 Initial Public Offering("IPO"), we paid off the entire $20.0 million in outstanding subordinated debentures in December 2010.

In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our capital stock for $6.0 million. In connection with the IPO, Summit Partners sold 1,548,675 shares of common stock. At March 31, 2011, affiliates of Summit Partners beneficially owned 60.6% of our common stock.

Critical Accounting Policies
Fortegra's critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2011 are unchanged from the disclosures presented in Fortegra's Annual Report for the year ended December 31, 2010 in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Revenues
 Service and Administrative Fees. We earn service and administrative fees from our Payment Protection and BPO business segments. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. We earn service and administrative fees from a variety of activities, including the administration of credit insurance, the administration of debt cancellation programs, the administration of warranty programs and the administration of collateral tracking and asset recovery programs. Fees are typically positively correlated to transaction volume and are recognized as revenue as they become both realized and earned.

Payment Protection.  Our Payment Protection products are sold as complementary products to consumer retail and credit transactions and are thus subject to the volatility of volume of consumer purchase and credit activities. We receive service and administrative fees for administering Payment Protection products that are sold by our clients, such as credit insurance, debt protection, car club and warranty solutions. We earn administrative fees for administering debt cancellation plans, facilitating the distribution and administration of warranty or extended service contracts, providing car club membership benefits and providing related services for our clients. For credit insurance products, our clients typically retain the risk associated with credit insurance products that they sell to their customers through economic arrangements with us. Our Payment Protection revenue includes revenue earned from reinsurance arrangements with producer owned reinsurance companies owned by our clients. Our clients own producer owned reinsurance companies ("PORCs") that assume the credit insurance premiums and associated risk that they originate in exchange for fees paid to us for ceding the premiums. In addition, our Payment Protection revenue includes administrative fees charged by us under retrospective commission arrangements with producers, where the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance retained by us. Under these arrangements, our insurance companies receive the insurance premiums and administer the policies that are distributed by our clients. The producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those polices, which includes our administrative fees, incurred claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer. Revenues in our Payment Protection business may fluctuate seasonally based on consumer spending trends, where consumer spending has historically been higher in April, September and December, corresponding to Easter, back-to-school and the holiday season. Accordingly, our Payment Protection revenues may reflect higher second, third and fourth quarters than in the first quarter.

BPO.  Our BPO revenues consist exclusively of service and administrative fees for providing a broad set of administrative services tailored to insurance and other financial services companies including ongoing sales and marketing support, premium billing and collections, policy administration, claims adjudication, call center management services and the development of web-hosted applications for the reinsurance market. Our BPO revenues are based on the volume of business that we manage on behalf of our clients. Our BPO segment typically charges fees on a per-unit of service basis as a percentage of our client's insurance premiums.

Brokerage Commissions and Fees.  Brokerage commissions and fees consist of commissions paid to us by insurance companies, net of the portion of the commissions we share with retail insurance brokers and agents. The commissions we receive from insurance carriers are typically calculated as a percentage of the premiums paid for the specialized and complex insurance products (commonly known as"surplus lines") we distribute. We typically earn our commissions on the later of the effective date of the policy or the date coverage is bound. We pay our retail insurance agent and broker clients a portion of the gross commissions we receive from insurance carriers for placing insurance. In certain cases, our Brokerage segment also charges fees for policy issuance, inspections and other types of transactions. Our Brokerage fees also consist of revenues generated by eReinsure for licensed users and for the transactions completed through its platform.

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

 Gross commission rates for the products that we distribute in our Brokerage segment, whether acting as a wholesale broker or as a Managing General Agent ("MGA"), generally range from 15% to 25% of the annual premium for the policy. Brokerage commissions and fees net of commissions paid to our retail insurance agent and broker clients are typically approximately 10%.

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

 Our Brokerage commission and fee revenues fluctuate seasonally based on policy renewal dates. Our Brokerage commissions and fees in the first two calendar quarters of any year historically have been higher than in the last two calendar quarters. In addition, our quarterly Brokerage revenues may be affected by new placements and cancellations or non-renewals of large insurance policies as the revenue stream related to this policy is recognized once per year, as opposed to ratably throughout the year. Seasonal fluctuations may be impacted by the addition of eReinsure, where transaction fees are generally higher in the second and fourth quarters.

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

Net Realized Gains (Losses). We realize gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and recognize realized losses for invested assets sold for an amount less than their carrying cost or when investment securities are written down as a result of an other-than-temporary impairment, ("OTTI").

 Other Income.  Other income primarily consists of miscellaneous fees generated by our Brokerage and Payment Protection segments.

Expenses
Net Losses and Loss Adjustment Expenses. Net losses and loss adjustment expenses include actual paid claims and the change in unpaid claim reserves and consist of direct and assumed losses less ceded losses. Our profitability depends in part on accurately predicting net loss and loss adjustment expenses. Incurred claims are impacted by loss frequency, which is the measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

 Actual claims paid are claims payments made to the policyholder or beneficiary during the accounting period. The change in unpaid claim reserve is an increase or reduction to the unpaid claim reserve in the accounting period to maintain the unpaid claim reserve at the levels evaluated by our actuaries.

 Unpaid claims are reserve estimates that are established in accordance with GAAP using generally accepted actuarial methods. Credit life, credit disability and AD&D unpaid claims reserves include claims in the course of settlement and incurred but not reported ("IBNR"). For all other product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. We use a number of algorithms in establishing our unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors. The factors used to develop the IBNR reserves vary by product line. However, in general terms, the primary factor used to develop IBNR reserves for credit life insurance is a function of the amount of life insurance in force. This factor can vary from $0.60 to $1.00 per $1,000 of in force coverage. The primary factor used to develop IBNR reserves for credit disability is a function of the pro-rata unearned premium reserve and is typically 5% of unearned premium reserve. Finally, IBNR reserves for AD&D policies is a function of in force coverage and is currently $0.11 per $1,000 of in force coverage.

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

Commissions. Commissions include the commissions paid to distributors selling credit insurance policies offered by our Payment Protection division. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, our commissions are subject to retrospective adjustment based on the profitability of the related policies. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the producer of the credit insurance policies, which is typically our client, receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves, and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer.

Personnel Costs. Personnel costs represent the amounts attributable to wages, salaries, bonuses and benefits for our full and part-time employees, as well as expense related to our stock-based compensation. In addition to our general personnel costs, some of the employees in our Brokerage and Payment Protections segments are paid a percentage of revenues they generate. Accordingly, compensation for brokers in our Brokerage segment is predominantly variable. Bonuses for the remaining employees are discretionary and are based on an evaluation of their individual performance and the performance of their particular business segment, as well as our entire company.

Other Operating Expenses. Other operating expenses consist primarily of rent, insurance, investigation fees, transaction expenses, professional fees, technology costs, travel and entertainment and advertising, and may include variable costs based on the volume of business we process. Other operating expenses are a significant portion of our expenses.

Depreciation. Depreciation expense is the allocation of the capitalized cost of property and equipment over the periods benefited by the use of the asset.

Amortization of Intangibles. Amortization of intangibles is an expense recorded to allocate the cost of intangible assets, such as purchased customer accounts and non-compete agreements acquired as part of our business acquisitions, over their estimated useful lives.

Interest Expense. Interest expense includes interest payable on our credit facilities, mainly our notes payable, preferred trust securities and redeemable preferred stock, and is directly correlated to the levels of and the prevailing interest rates on these debt instruments.

Income Taxes.  Income taxes are comprised of federal and state taxes based on income in multiple jurisdictions and changes in uncertain tax positions, if any.

EXECUTIVE SUMMARY
Our net income for the the three months ended March 31, 2011 increased $0.1 million or 3.7% to $3.6 million from $3.5 million for the same period in 2010. Earnings per share on a fully diluted basis were $0.17 for the three months ended March 31, 2011 compared to $0.21 for the same period in 2010. Overall our revenues for the three months ended March 31, 2011 increased $3.8 million or 7.6% from the same period in 2010. Our 2011 results reflected increased revenues attributable to the two business acquisitions completed in 2011 as well as the incremental revenues from three acquisitions completed in 2010. The 2011 acquisitions complimented our existing business segments and contributed $1.8 million to our revenue and $0.1 million to our net income for the three months ended March 31, 2011. Total expenses increased 9.3% to $49.5 million for the the three months ended March 31, 2011 from the same period in 2010, with the majority of the increase attributable to personnel costs and other operating expenses associated with our acquisitions.

Results of Operations
The following table set forth our Consolidated Statements of Income:

(in thousands, except shares and per share amounts)	For the Three Months Ended
	March 31, 2011	Change from 2010	% Change from 2010	March 31, 2010
Revenues:
Service and administrative fees	$9,116	$1,141	14.3%	$7,975
Brokerage commissions and fees	7,867	1,137	16.9	6,730
Ceding commission	8,158	1,534	23.2	6,624
Net investment income	941	(7)	(0.7)	948
Net realized gains (losses)	95	93	4,650.0	2
Net earned premium	28,437	(56)	(0.2)	28,493
Other income	82	1	1.2	81
Total Revenues	54,696	3,843	7.6	50,853

Expenses:
Net losses and loss adjustment expenses	9,373	596	6.8	8,777
Commissions	18,517	(832)	(4.3)	19,349
Personnel costs	10,992	1,911	21.0	9,081
Other operating expenses	6,944	1,808	35.2	5,136
Depreciation	583	308	112.0	275
Amortization of Intangibles	1,052	273	35.0	779
Interest expense	2,031	140	7.4	1,891
Total Expenses	49,492	4,204	9.3	45,288

Income before income taxes and non-controlling interest	5,204	(361)	(6.5)	5,565
Income Taxes	1,775	(301)	(14.5)	2,076
Income before non-controlling interest	3,429	(60)	(1.7)	3,489
Less: net income (loss) attributable to non-controlling interest	(174)	(189)	(1,260.0)	15
Net income	$3,603	$129	3.7%	$3,474

Earnings per share:
Basic	$0.18			$0.22
Diluted	$0.17			$0.21
Weighted average common shares outstanding:
Basic	20,464,592			15,742,336
Diluted	21,668,333			16,941,372

Revenues

Service and Administrative Fees
Service and administrative fees increased 14.3%, or $1.1 million to $9.1 million for the three months ended March 31, 2011 from $8.0 million for the three months ended March 31, 2010. The increase resulted from a $2.6 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $2.4 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010. These increases were partially offset by a $0.5 million reduction in our Brokerage service and administrative fees, primarily debt collection and collateral recovery fees and a $1.0 million reduction in our BPO segment revenues.

Brokerage Commissions and Fees
Brokerage commissions and fees increased $1.1 million or 16.9%, to $7.9 million for the three months ended March 31, 2011 from $6.7 million for the three months ended March 31, 2010. The acquisition of eReinsure on March 11, 2011 contributed $0.8 million in fees and Bliss & Glennon contributed an increase of $0.3 million in contingent commissions.

Ceding Commissions
Ceding commissions increased $1.5 million, or 23.2%, to $8.2 million for the three months ended March 31, 2011 from $6.6 million for the three months ended March 31, 2010. This increase was due to additional service and administrative fees of $1.0 million from increased insurance production in the first quarter of 2011. Underwriting profits increased $0.9 million due to positive underwriting performance. In addition, net investment income from assets held in trust by our reinsurers decreased $0.4 million during the period. For the three months ended March 31, 2011, ceding commissions included $5.9 million in service and administrative fees, $2.1 million in underwriting profits from positive underwriting performance and $0.1 million in net investment income.

Net Investment Income
Net investment income was $0.9 million for the three months ended March 31, 2011 and 2010.

Net Realized Gains (Losses)
Net realized gains increased $0.1 million for the three months ended March 31, 2011 from the sale of various fixed maturity securities.

Net Earned Premium
Net earned premium decreased $0.1 million, or 0.2%, to $28.4 million for the three months ended March 31, 2011 from $28.5 million for the three months ended March 31, 2010. Direct and assumed earned premium increased $1.5 million resulting from growth in net written premium due to new customers distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $1.5 million or 3.2%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for the three months ended March 31, 2011, up from 63% for the same period in 2010.

Expenses

Net Losses and Loss Adjustment Expense
Net losses and loss adjustment expense increased $0.6 million, or 6.8% to $9.4 million for the three months ended March 31, 2011, from $8.8 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, our direct and assumed losses decreased by $1.1 million, or  5.9%,  as compared with the same period in 2010 due to more favorable loss development.  However, for the three months ended March 31, 2011, our ceded losses, which serve to decrease our net losses, were lower by $1.7 million, or 16.2%, compared with the three months ended March 31, 2010, thereby increasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 49% overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended March 31, 2011, compared to 55% for the three months ended March 31, 2010.

Commissions
Commissions decreased $0.8 million, or 4.3%, to $18.5 million for the three months ended March 31, 2011, from $19.3 million for the three months ended March 31, 2010. The decrease in commission expense resulted from a $0.5 million decrease in commissions earned on assumed credit insurance products sold. Retrospective commission expense decreased $1.3 million due to unfavorable underwriting results. This decrease was offset in part by a $0.9 million increase in deferred policy acquisition cost amortization.

Personnel Costs
Personnel costs increased $1.9 million, or 21.0%, to $11.0 million for the three months ended March 31, 2011 from $9.1 million for the three months ended March 31, 2010. The increase resulted primarily from our 2011 and 2010 acquisitions, which increased personnel costs by $1.0 million and additional personnel expenses associated with being a public company.

Other Operating Expenses
Other operating expenses increased $1.8 million, or 35.2%, to $6.9 million for the three months ended March 31, 2011 from $5.1 million for the three months ended March 31, 2010. The increase in other operating expenses is from the amortization of previously deferred acquisition costs of $0.8 million caused by increased marketing and administrative costs in prior periods. Also contributing to this increase were $0.4 million in costs from the acquisitions of eReinsure in March 2011, Auto Knight in January 2011 and the full impact of multiple acquisitions occurring throughout 2010. In addition, $0.4 million of the increase is attributable to public company costs, including increased auditing and professional fees, corporate insurance and director fees.

Depreciation
Depreciation expense increased $0.3 million, or 112.0%, to $0.6 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010. The increase for 2011 was primarily due to amortization of capitalized software assets placed in service in the prior year.

Amortization of Intangibles
Amortization expense increased $0.3 million, or 35.0%, to $1.1 million for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010. The increase was primarily due to the 2010 acquisitions and to a lesser extent 2011 acquisitions.

Interest Expense
Interest expense increased $0.1 million, or 7.4%, to $2.0 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 included the write off of $0.3 million in capitalized issuance costs associated with the redemption of preferred stock. Interest expense for the three months ended March 31, 2011 was positively impacted by by the use of our IPO funds to eliminate higher rate debt late in 2010. The reduction in higher rate borrowings was partially offset by the addition of approximately $41.8 million on our credit facility to fund the Auto Knight and eReinsure acquisitions in the the first quarter of 2011. Additionally, interest expense benefited from the redemption of our redeemable preferred stock on January 26, 2011.

Income Taxes Income taxes decreased $0.3 million, or 14.5%, to $1.8 million for the three months ended March 31, 2011 compared with $2.1 million for 2010. Our calculated effective tax rate was 37.4% for the three months ended March 31, 2011 compared to 37.3% for the same period in 2010. The increase in our effective tax rate was due to an increase in forecasted taxable income. The variance between income tax expense based upon our effective tax rate versus actual income tax expense is attributable to a one-time prior year adjustment associated with goodwill.

Results of Operations - Segments

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We do allocate certain revenues and costs to our segments. These items primarily consist of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses.We measure the profitability of our business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. We refer to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

Our measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These measures are not in accordance with, or an alternative to, the GAAP information provided in this Form 10-Q.  We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of our operating expenses are fixed. For additional information regarding segment net revenues and operating expenses, please see the footnote, "Segment Results" in the Notes to the Consolidated Financial Statements included in this Form 10-Q.

The following table reconciles segment information to our consolidated statements of income and provides a summary of other key financial information for each of our segments:

(in thousands)	For the Three Months Ended
	March 31, 2011	Change from 2010	% Change from 2010	March 31, 2010
Payment Protection:
Service and administrative fees	$4,528	$2,645	140.5%	$1,883
Ceding commission	8,158	1,534	23.2	6,624
Net investment income	941	(7)	(0.7)	948
Net realized gains (losses)	95	93	4,650.0	2
Other income	82	1	1.2	81
Net earned premium	28,437	(56)	(0.2)	28,493
Net losses and loss adjustment expenses	(9,373)	(596)	6.8	(8,777)
Commissions	(18,517)	832	(4.3)	(19,349)
Payment Protection revenue	14,351	4,446	44.9	9,905
Operating expenses - Payment Protection	8,498	3,404	66.8	5,094
EBITDA	5,853	1,042	21.7	4,811
EBITDA margin	40.8%	(7.8)%	(16.0)	48.6%
Depreciation and amortization	953	483	102.8	470
Interest	1,526	(135)	(8.1)	1,661
Income before income taxes and non-controlling interest	3,374	694	25.9	2,680

BPO:
BPO revenue	3,564	(999)	(21.9)	4,563
Operating expenses	2,619	(155)	(5.6)	2,774
EBITDA	945	(844)	(47.2)	1,789
EBITDA margin	26.5%			39.2%
Depreciation and amortization	240	66	37.9	174
Interest	63	(43)	(40.6)	106
Income before income taxes and non-controlling interest	642	(867)	(57.5)	1,509

Brokerage:
Brokerage revenue	8,891	632	7.7	8,259
Operating expenses	6,819	700	11.4	6,119
EBITDA	2,072	(68)	(3.2)	2,140
EBITDA margin	23.3%			25.9%
Depreciation and amortization	442	32	7.8	410
Interest	442	318	256.5	124
Income before income taxes and non-controlling interest	1,188	(418)	(26.0)	1,606

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	—	(230)	(100.0)	230
EBITDA	—	230	(100.0)	(230)
EBITDA margin	—%			—%
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—
Income before income taxes and non-controlling interest	—	230	(100.0)	(230)

Segment revenue	26,806	4,079	17.9	22,727
Net losses and loss adjustment expenses	9,373	596	6.8	8,777
Commissions	18,517	(832)	(4.3)	19,349
Total revenue	54,696	3,843	7.6	50,853
Segment operating expenses	17,936	3,719	26.2	14,217
Net losses and loss adjustment expenses	9,373	596	6.8	8,777
Commissions	18,517	(832)	(4.3)	19,349
Total expenses before depreciation, amortization and interest	45,826	3,483	8.2	42,343

Total EBITDA	8,870	360	4.2	8,510
Depreciation and amortization	1,635	581	55.1	1,054
Interest	2,031	140	7.4	1,891
Total income before taxes and non-controlling interest	5,204	(361)	(6.5)	5,565
Income taxes	1,775	(301)	(14.5)	2,076
Less: non-controlling interest	(174)	(189)	(1,260.0)	15
Net income	$3,603	$129	3.7%	$3,474

On January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the three months ended March 31, 2010 have been reclassified from their prior period segment presentation. The impact of these reclassification were $1.3 million in revenues and $1.1 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the three months ended March 31, 2011.

We present EBITDA and Adjusted EBITDA in this Form 10-Q to provide investors with a supplemental measure of our operating performance and, in the case of Adjusted EBITDA, information utilized in the calculation of the financial covenants under our revolving credit facility and in the determination of compensation. EBITDA, as used in this Form 10-Q is defined as net income before interest expense, income taxes, non-controlling interest and depreciation and amortization. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. Adjusted EBITDA, as used in this Form 10-Q, means "Consolidated Adjusted EBITDA" as that term is defined under our revolving credit facility, which is generally consolidated net income before consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated tax expense, in each case as defined more fully in the agreement governing our revolving credit facility. The other items excluded in this calculation include, but are not limited to, specified acquisition costs and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments that are permitted under our revolving credit facility which, if included, would increase the amount of Adjusted EBITDA reflected in this table.

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

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Net income	$3,603	$3,474
Depreciation	583	275
Amortization of intangibles	1,052	779
Interest expense	2,031	1,891
Income taxes	1,775	2,076
Net income (loss) attributable to non-controlling interest	(174)	15
EBITDA	8,870	8,510
Transaction costs (a)	181	288
Adjusted EBITDA	$9,051	$8,798

(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Payment Protection revenues increased $4.4 million, or 44.9%, to $14.4 million for the three months ended March 31, 2011 from $9.9 million for the three months ended March 31, 2010. The 2011 results include a full quarter of revenues from the acquisitions of Auto Knight, Continental Car Club and United Motor Club, which added $2.4 million of revenue. Ceding commission revenue increased by $1.5 million due to favorable underwriting results and a realized gain on the sale of assets contributed $0.1 million.

Operating expenses increased $3.4 million, or 66.8%, to $8.5 million for the three months ended March 31, 2011 from $5.1 million for the three months ended March 31, 2010. This increase resulted primarily from $1.5 million in expenses associated with being a public company and additional stock-based compensation expense. Also contributing to this increase was $1.0 million of expense from the acquisitions of Auto Knight, Continental Car Club and United Motor Club. In addition, we recorded $0.7 million of expense due to the amortization of previously deferred acquisition costs from additional marketing and administrative costs.

EBITDA increased $1.0 million, or 21.7%, to $5.9 million for the three months ended March 31, 2011 from $4.8 million for the three months ended March 31, 2010. As a result, EBITDA margin for our Payment Protection segment was 40.8% for the three months ended March 31, 2011 compared with 48.6% for the three months ended March 31, 2010. The margin decrease resulted from incremental growth in operating expenses in relation to the growth in revenues.

BPO Segment
BPO revenues decreased $1.0 million or 21.9%, to $3.6 million for the three months ended March 31, 2011 from $4.6 million for the three months ended March 31, 2010. The decrease was driven by lower service and administrative fees of $0.3 million on debt cancellation programs of credit card companies. In addition, service and administration for our insurance company clients decreased $0.7 million due to regulatory changes that slowed the production for one of our main customers in the first quarter of 2011.

Operating expenses decreased $0.2 million or 5.6%, to $2.6 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010. This decrease primarily resulted from lower variable costs for processing and fulfillment associated with the decline in revenue offset by higher expenses related to being a public company.

EBITDA decreased $0.8 million, or 47.2%, to $0.9 million for the three months ended March 31, 2011 from $1.8 million for the three months ended March 31, 2010. As a result, EBITDA margin for our BPO segment was 26.5% for the three months ended March 31, 2011 compared to 39.2% for the three months ended March 31, 2010.

Brokerage Segment
The Brokerage segment includes the results of the eReinsure acquisition from March 3, 2011.

Brokerage revenues of $8.9 million for the three months ended March 31, 2011 were comprised primarily of $5.7 million in standard commissions and fees, $1.4 million in profit commissions, $0.8 million in fees from eReinsure, and $1.0 million of debt collection, premium financing and collateral recovery fees. Revenues were $8.3 million for the three months ended March 31, 2010 and were comprised primarily of $5.7 million of standard commissions and fees, $1.1 million of profit commission revenue and $1.5 million of debt collection, premium financing and collateral recovery fees.

Operating expenses for the three months ended March 31, 2011 were $6.8 million compared to $6.1 million for the same period in 2010. The majority of our expenses in this segment were personnel costs, which totaled $4.6 million, or 67.6%, of total operating expenses. eReinsure accounted for $0.4 million and $0.3 million of the operating and personnel costs, respectively. For the three months ended March 31, 2010, the majority of our operating expenses in our Brokerage segment were personnel costs, which totaled $4.2 million or 68.9% of total operating expenses.

EBITDA for the three months ended March 31, 2011 and 2010 was $2.1 million and $2.1 million, respectively. As a result, EBITDA margin for Brokerage segment was 23.3% and 25.9% for the three months ended March 31, 2011 and 2010, respectively.

Corporate Segment
We did not attribute any revenues to the Corporate segment during all periods presented.

No operating expenses were attributed to the Corporate segment for the three months ended March 31, 2011. Segment operating expenses of $0.2 million for the three months ended March 31, 2010 were attributable to a combination of acquisition and re-audit professional fees and travel costs.

Goodwill by Business Segment
The following table illustrates the amount of goodwill assigned to each business segment as of March 31, 2011:

(in thousands)	Goodwill Assigned by Segment
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental Car Club	11,556
United Motor Club	8,618
Auto Knight	4,321
Total Payment Protection	47,900

BPO:
Summit Partners Transactions	8,902
Total BPO	8,902

Brokerage:
Bliss & Glennon	29,917
CIRG	1,337
South Bay Acceptance Corporation	478
eReinsure	32,138
Total Brokerage	63,870

Total Goodwill	$120,672

On January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The impact of these reclassification were $1.3 million in goodwill associated with CIRG being moved from the BPO segment into the Brokerage segment.

Liquidity and Capital Resources

Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flow from operations, ordinary and extraordinary dividend capacity from Fortegra's insurance companies, credit facility and additional equity investments. When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from insured parties that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our balance sheet with a corresponding liability, net of our commissions, to insurance carriers.

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances and availability under our revolving credit facility. At March 31, 2011, we had total investments of $89.4 million, cash and cash equivalents of $18.4 million and $23.5 million of available capacity on our revolving credit facility. At December 31, 2010, we had total investments of $88.9 million, cash and cash equivalents of $43.4 million and $18.3 million of available capacity on our revolving credit facilities. Our total indebtedness, which includes notes payable, redeemable preferred stock and preferred trust securities, was $97.0 million at March 31, 2011 compared to $82.8 million at December 31, 2010. As of March 31, 2011, we paid approximately $10.5 million of the total $11.0 million principal amount and premium of redeemable preferred stock redeemed in the first quarter, and anticipate paying the remaining $0.6 million in the second quarter of 2011. We believe that our cash flow from operations and our availability under our credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We will use a portion of our cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Regulatory Requirements
We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the following periods:

(in thousands)	March 31, 2011	December 31, 2010
Ordinary dividends	$—	$8,380
Extraordinary dividends	—	2,974
Total dividends	$—	$11,354

Revolving Credit Facilities
Revolving Credit Agreement - In June 2010, we entered into an $85.0 million revolving credit agreement with SunTrust Bank, as administrative agent (the "Agent"), and certain lenders, which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the our leverage ratio. We are required to pay a commitment fee of between 0.45% and 0.60% (based upon our leverage ratio) on the unused portion of the Facility. The purpose of the line is for working capital and acquisitions. Interest on the line of credit is payable monthly. Our obligations under the Facility are guaranteed by substantially all of our domestic subsidiaries, other than South Bay Acceptance Corporation and the regulated insurance subsidiaries. Under the Facility, we may not assign, sell, transfer or dispose of any collateral or effect certain changes to its capital structure and the capital structure of our subsidiaries without the Agent's prior consent. Our obligations under the Facility may be accelerated or the commitments terminated upon the occurrence of an event of default under the Facility, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement (the "Wells Fargo Joinder") to the Facility to become a new lender under the Facility with a revolving commitment of $30.0 million, thereby increasing the size of the Facility from $55.0 million to $85.0 million.

Wells Fargo Capital Finance, LLC Line of Credit - On February 7, 2011, we terminated our existing revolving $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which was never drawn down upon.

Preferred Trust Securities
In connection with the Summit Partners Transactions, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due 2037. The preferred trust securities bear interest at a rate of 9.61% per annum until the June 2012 interest payment date. Thereafter, interest on the preferred trust securities will be at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We are not permitted to redeem the preferred trust securities until after the June 2012 interest payment date. After such date, we may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly. On April 21, 2011, we entered into a forward interest rate swap with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in an effective rate of 7.57% after adding the applicable margin of 4.10%. The swap is effective for a period of five years, commencing when the interest rate on the underlying preferred trust securities begins to float in June 2012 and terminating in June 2017.

Subordinated Debentures
In connection with the Summit Partners Transactions, LOTS Intermediate Co. also issued $20.0 million of subordinated debentures to affiliates of Summit Partners, a related party, maturing December 2013 with an interest rate of 14% per annum on the principal amount of such subordinated debentures. In December 2010, we utilized a portion of the proceeds from the IPO to repay the entire $20.0 million of subordinated debentures for $20.6 million, which included accrued but unpaid interest to the redemption date.

Redeemable Preferred Stock
At March 31, 2011 and December 31, 2010, we had $0.6 million and $11.0 million outstanding of each of our Series A, B and C redeemable preferred stock, respectively. In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In conjunction with the redemption, the Company recorded a $0.2 million redemption premium during the three months ended March 31, 2011. In addition, the Series A, B and C redeemable preferred stock ceased accruing dividends on January 26, 2011.

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

The table below shows our cash flows for the periods presented:

(in thousands)	For the Three Months Ended
Cash provided by (used in):	March 31, 2011	March 31, 2010
Operating activities	$2,531	$(2,884)
Investing activities	(39,096)	(6,427)
Financing activities	11,536	—
Net change in cash and cash equivalents	$(25,029)	$(9,311)

Operating Activities
Net cash provided by operating activities was $2.5 million and $2.9 million for the three months ended March 31, 2011, and March 31, 2010, respectively. For the three months ended March 31, 2011, our net cash provided from operating activities was attributable to our net income and collections of reinsurance and other receivables offset by payments made for accrued expenses, accounts payable and an decrease in unearned premiums. For the three months ended March 31, 2010, our net cash provided from operating activities was from our net income and collections of reinsurance receivables which was more than offset an increase in deferred revenues and other receivables.

Investing Activities
Net cash used in investing activities was $39.1 million for the three months ended March 31, 2011 and $6.4 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash used in investing activities primarily reflected cash used for the acquisitions of Auto Knight and eReinsure and the purchases of fixed maturity securities, partially offset by the sale of fixed maturity investments. For the three months ended March 31, 2010, net cash used in investing activities was for the purchases of fixed-income securities and purchases of property, equipment and other non-operating assets.

Financing Activities
Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2011 and $0.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash provided by financing activities reflected additional borrowings under our lines of credit of $50.8 million, of which approximately $41.8 million was used to to complete the acquisitions of Auto Knight and eReinsure during the first quarter of 2011. These borrowing were partially offset by $10.5 million used to pay amounts owed on the redemption of our redeemable preferred stock and $26.0 million in pay-downs on our credit facilities. For the three months ended March 31, 2010, it was not necessary to utilize our financing sources for additional cash.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of March 31, 2011, are detailed in the table below by maturity date as of the dates indicated (in thousands):

(in thousands)	Payments due by period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes payable	$61,463	$—	$61,463	$—	$—
Preferred trust securities	35,000	—	—	—	35,000
Redeemable preferred stock (1)	575	575	—	—	—
Unpaid Claims (2)	30,534	27,979	2,374	166	15
Total	$127,572	$28,554	$63,837	$166	$35,015

(1) We redeemed our Redeemable Preferred Stock in January 2011, thus it is estimated that all remaining amounts will be paid out in less than one year.
(2) Estimated. See "-Unpaid Claims." Net unpaid claims are: total $12,174; less than 1 year $11,155; 1-3 years $947; 3-5 years $66; and more than 5 years $6.

As previously disclosed in our Annual Report for the year ended December 31, 2010, we have certain obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheet. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2010.

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

Recently Issued Accounting Standards
For a discussion on recently issued accounting standards please see Note 2 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness and redeemable preferred stock. As of March 31, 2011, we had $61.5 million outstanding under our revolving facility with SunTrust at an interest rate of 6.00%, which is based on an adjusted LIBOR rate. On March 1, 2011, Wells Fargo, N.A. became a new lender under the revolving credit facility with Sun Trust which increased the existing credit facility by an additional $30.0 million, to a maximum borrowing capacity of $85.0 million. We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. In April 2011, we entered into a forward interest rate transaction to convert the floating rate portion of our preferred trust securities to a fixed rate.

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

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments.

At March 31, 2011, approximately 78.0% of our $161.7 million of reinsurance receivables were protected from credit risk by using various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement, compared to $169.4 million or 73.0% at December 31, 2010. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims.

Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, 81.1% for the year ended March 31, 2011 compared to 66.8% at December 31, 2010, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

We have two additional forms of concentration risk: (a) geographic (almost two-thirds of our Brokerage segment is in California) and (b) channel distribution risk (almost half of our Payment Protection revenue is in the consumer finance distribution channel). Our risk mitigation strategies are to continue to expand geographically (in our Brokerage segment) and to continue to increase the volume of business through other distribution channels (in our Payment Protection segment).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

In 2010, we implemented several significant measures to improve our internal control over financial reporting, including (i) the hiring of a chief financial officer and a vice president of internal audit and SOX compliance effective October 1, 2010; (ii) increasing the headcount of qualified financial reporting and audit personnel, including hiring an SEC reporting manager, effective December 6, 2010, and hiring two additional audit staff members in November 2010; (iii) improving the capabilities of existing financial reporting personnel through training and education in the reporting requirements and deadlines set under U.S. GAAP, SEC rules and regulations and SOX; and (iv) transitioning to an Oracle platform for our general ledger, purchasing and accounts payable systems. In connection with our IPO on December 17, 2010, the Corporation established an Audit Committee comprised entirely of independent directors. The Corporation's Board of Directors determined that the chairman of the Audit Committee is a "financial expert" as such term has been defined by the Securities and Exchange Commission in Item 407(d)(5) of Regulation S-K.

In 2011, we continued to implement additional measures to improve our internal control over financial reporting, including (i) reviewing, developing and adopting policies and procedures to document our internal controls; (ii) the hiring of one additional audit staff member in February 2011; (iii) additional training of financial reporting personnel; and (iv) continued enhancements to our Oracle platform.

During 2011, we will continue to improve our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The Evaluation of Disclosure Controls and Procedures
Item 4(above) is the Evaluation referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
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

ITEM 1A. RISK FACTORS
The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC when evaluating our Company. Should any of the events discussed in the risk factors below occur, our business, results of operations or financial condition could be materially affected. Additional risks unknown at this time, or risks we currently deem immaterial, may also impact our financial condition or results of operations.

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

•
businesses reducing the amount of coverage under surplus lines and specialty admitted insurance policies or allowing such policies to lapse thereby reducing our premium or commission income in our Brokerage business;

•
a reduction in demand for new surplus lines and specialty insurance policies from retail insurance brokers and agents or retail insurance brokers and agents and insurance companies ceasing to offer our surplus lines and specialty insurance products and related services from our Brokerage business;

•
a contraction in the reinsurance market caused by reduced demand by major insurers, reduced supply by reinsurers or other factors or reduced reinsurance demand by our insurance customers due to market conditions;

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

•
BPO - Our BPO business competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captives of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administration Services, Inc., Marsh & McLennan Companies, Inc., Perot Systems Corporation (a subsidiary of Dell, Inc.) and EXL Service. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of consolidation of smaller competitors or of companies that each provide different services or serve different industries.

•
Brokerage - Our Brokerage business competes for retail insurance clients with numerous firms, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete.

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

In addition, our Payment Protection revenues can vary depending on the level of consumer activity and the success of our clients in selling payment protection products. In our Brokerage business, our commission and fee income can vary due to the timing of policy renewals, as well as the timing and amount of the receipt of profit commission payments and fees and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers' demand for insurance products can influence the timing of renewals, new business, lost business (which includes policies that are not renewed) and cancellations. In addition, we rely on retail insurance brokers and agents and insurance companies for the payment of certain commissions. Because these payments are processed internally by these companies, we may not receive a payment that is otherwise expected from a particular firm in one period until after the end of that period, which can adversely affect our ability to budget for such period.

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

•
the speed with which our Brokerage business can respond to requests for price quotes from retail insurance agents and brokers, and the availability of competitive services and products from our carriers;

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
The growth of our business has placed and may continue to place significant demands on our management, personnel, systems and resources. To manage our growth, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our personnel. We must also maintain close coordination among our technology, compliance, legal, risk management, accounting, finance, marketing and sales organizations. We may not manage our growth effectively, and if we fail to do so, our business could be materially and adversely harmed.

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
We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries are our principal sources of cash to meet our obligations and pay dividends, if any, on our common stock. These obligations include our operating expenses and interest and principal payments on our current and any future borrowings. The agreements governing our revolving credit facilities restrict our subsidiaries' ability to pay dividends or otherwise transfer cash to us. Under our revolving credit facility, our subsidiaries are permitted to make distributions to us if no default or event of default has occurred and is continuing at the time of such distribution. If the cash we receive from our subsidiaries pursuant to dividends or otherwise is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets.

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
We distribute our Payment Protection products through financial institutions, lenders and retailers. Although our contracts with these clients are typically exclusive, they can be canceled on relatively short notice. In addition, the distributors typically do not have any minimum performance or sales requirements and our Payment Protection revenue is dependent on the level of business conducted by the distributor as well as the effectiveness of their sales efforts for our Payment Protection products, each of which is beyond our control. The impairment of our distribution relationships, the loss of a significant number of our distribution relationships, the failure to establish new distribution relationships, the increase in sales of competitors' services and products by these distributors or the decline in their overall business activity or the effectiveness of their sales of our Payment Protection products could materially reduce our Payment Protection sales and revenues. Also, the growth of our Payment Protection business is dependent in part on our ability to identify, attract and retain new distribution relationships and successfully implement our information systems with those of our new distributors.

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
Investment returns are an important part of our overall profitability and significant interest rate fluctuations, or prolonged periods of low interest rates, could impair our profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We have a significant portion of our investments in cash and highly liquid short-term investments. Accordingly, during prolonged periods of declining or low market interest rates, such as those we have been experiencing since 2008, the interest we receive on such investments decreases and affects our profitability. See "Management Discussion & Analysis -- Investments" regarding the mix of fixed maturity and short-term investments in relation to the fair value of our total investments. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. See "Management Discussion & Analysis -- Investments" regarding the mix of fixed maturity securities in relation to the fair value of our total invested assets and cash. Our fixed maturity portfolio may include below investment grade securities (rated "BB" or lower by nationally recognized securities rating organizations). See "Management Discussion & Analysis -- Investments" regarding the investment grade of our investments. These investments generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our BPO Business

A significant portion of our BPO revenues are attributable to one client, and any loss of business from, or change in our relationship with this client could materially and adversely affect our business, results of operations and financial condition.
We have derived and are likely to continue to derive a significant portion of our BPO revenues from a limited number of clients,specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). See - Part I, Item 3,"QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK- Concentration Risk, regarding our concentration risk. The loss of business from any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to our Brokerage Business

We may not be able to accurately forecast our brokerage commissions and fees revenues because our commissions and fees depend on premiums charged by insurance companies, which historically have varied and, as a result, have been difficult to predict.
Our Brokerage business derives revenue principally from commissions and fees paid by insurance companies. Commissions and fees are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions and fees are therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premium rates. Premium rates are determined by insurance companies based on a fluctuating market and in many cases are regulated by the states in which they operate. We have generally encountered declining rates for property and casualty insurance since late 2006.

Premium pricing within the commercial property and casualty insurance market in which we operate historically has been cyclical based on the underwriting capacity of the insurance carriers operating in this market and has been impacted by general economic conditions. In a period of decreasing insurance capacity, insurance carriers typically raise premium rates. This type of market frequently is referred to as a "hard" market. In a period of increasing insurance capacity, insurance carriers tend to reduce premium rates. This type of market frequently is referred to as a "soft" market, which the commercial P&C market has been experiencing since 2006. Because our commission rates usually are calculated as a percentage of the gross premium charged for the insurance products that we place, our revenues are affected by the pricing cycle of the market and the amount of risk that is insured. General economic conditions may impact the amount of risk that is insured by companies by affecting the value of the insured properties, the size of company workforces and the willingness of companies to self-insure certain risks to reduce insurance expenses. The frequency and severity of natural disasters and other catastrophic events can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles. The cyclical nature of premium pricing in the commercial property and casualty insurance market may make our results of operations volatile and unpredictable. To the extent that an economic downturn and/or "soft" market persist for an extended period of time, our Brokerage commissions and fees, financial condition and results of operations may be materially and adversely affected.

We may experience reductions in the commission revenues we receive from risk-bearing insurance companies as these insurance companies seek to reduce their expenses by reducing commission rates payable to non-affiliated brokers or agents such as us, which may significantly affect the profitability of our Brokerage business.
As traditional risk-bearing insurance companies continue to outsource the production of premium revenues to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect the profitability of our Brokerage business. Because we do not determine the timing or extent of premium pricing changes, we may not be able to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets to account for unexpected changes in revenues, and any decreases in premium rates may have a material adverse effect on our results of operations.

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

Because our Brokerage business is highly concentrated in California, adverse economic conditions or regulatory changes in that state could materially and adversely affect our financial condition.
A significant portion of our Brokerage business is concentrated in California. We believe the regulatory environment for insurance intermediaries in this state currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws, and state insurance regulators may adopt regulations, that adversely affect the profitability of insurance industries in their states. Because our Brokerage business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could have a material adverse effect on our financial condition, results of operations and cash flows.

If insurance carriers begin to transact business without relying on wholesale insurance brokers, our business, results of operations, financial condition and cash flows could suffer.
Our Brokerage business acts as an intermediary between retail agents and insurance carriers that, in some cases, will not transact business directly with retail insurance brokers and agents. If insurance carriers change the way they conduct business and begin to transact business with retail agents without including us or if retail agents are enabled to transact business directly with insurance carriers as a result of changes in the surplus lines and specialty insurance markets, technological advancements or other factors, our role in the distribution of surplus lines and specialty insurance products could be eliminated or substantially reduced, and our business, results of operations, financial condition and cash flows could suffer. If insurers retain more risk or cede risks that have traditionally been placed facultatively to treaty reinsurance arrangements, then revenue and cash flow attributable to eReinsure could suffer.

Our growth strategy may involve opening or acquiring new offices and expanding internationally and will involve hiring new brokers and underwriters for our Brokerage business, which will require substantial investment by us and may materially and adversely affect our results of operations and cash flows in a particular period.
Our ability to grow our Brokerage business organically depends in part on our ability to open or acquire new offices, expand internationally and recruit new brokers and underwriters. We may not be successful in any efforts to open new offices, expand internationally or hire new brokers or underwriters. The costs of opening a new office, expanding internationally and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancelable lease agreements. It has been our experience that our new Brokerage offices may not achieve profitability on a stand-alone basis until they have been in operation for at least three years. In addition, we often hire new brokers and underwriters with the expectation that they will not become profitable until 12 months after they are hired. The cost of investing in new offices, brokers and underwriters may have a material adverse effect on our results of operations and cash flows in future periods. Moreover, we may not be able to recover our investments or these offices, brokers and underwriters may not achieve profitability.

Our financial results may be materially and adversely affected by the occurrence of catastrophes.
Portions of our Brokerage business involve the placement of insurance policies that cover losses from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters, including acts of terrorism. The incidence and severity of these catastrophes in any given period are inherently unpredictable, and climate change could further exacerbate the severity and frequency of weather-related events. We are generally eligible to earn profit commissions, which are commissions we receive from carriers based upon the ultimate profitability of the business that we place with those carriers. The occurrence and severity of catastrophes could impair the amount of profit commissions that we receive in the future which could have a material adverse effect on our results of operations and financial condition. Capacity in the reinsurance market is adversely impacted by catastrophes, which can adversely impact our results of operations.

We are subject to risks related to our profit commission arrangements and other compensation arrangements.
We derive a portion of our Brokerage revenues from profit commissions based on the profitability of the insurance business we place with a carrier. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by some carriers, we cannot predict the receipt of these profit commissions and the amount of such profit commissions may be less than we anticipated. Because profit commissions affect our revenues, any decrease in such amounts could have a material adverse effect on our results of operations and financial condition.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness, which includes notes payable, redeemable preferred stock and preferred trust securities, was $97.0 million at March 31, 2011 compared to $82.8 million at December 31, 2010. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
We are subject to interest rate risk in connection with our variable rate indebtedness. See Part I, Item 3,-"QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK- Interest Rate Risk, regarding our interest rate risk and "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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
Our business is highly dependent upon the effective operation of our information systems and our ability to store, retrieve, process and manage significant databases and expand and upgrade our information systems. We rely on these systems throughout our businesses for a variety of functions, including marketing and selling our Payment Protection products, providing our BPO services, providing eReinsure's services to the reinsurance market, managing our operations, processing claims and applications, providing information to clients, performing actuarial analyses and maintaining financial records. The interruption or loss of our information processing capabilities through the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications failure or damage caused by weather or natural disasters or any other significant disruptions could harm our business, ability to generate revenues, client relationships, competitive position and reputation. Although we have additional data processing locations in Jacksonville, Florida and Atlanta, Georgia, disaster recovery procedures and insurance to protect against certain contingencies, such measures may not be effective or insurance may not continue to be available at reasonable prices, cover all such losses or be sufficient to compensate us for the loss of business that may result from any failure of our information systems. In addition, our information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable our information systems and our security measures may not prevent such attacks. The failure of our systems as a result of any security breaches, intrusions or attacks could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.

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

We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We implemented several measures to improve our internal control over financial reporting that are discussed in Part I, Item 4. Controls and Procedures.

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
Affiliates of Summit Partners collectively and beneficially own approximately 60.6% of our outstanding common stock. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. At March 31, 2011 we had 20,515,035 shares of common stock outstanding. Our directors, executive officers and affiliates hold a significant majority of these shares, some of which are subject to vesting. After the lock-up agreements entered into in connection with our initial public offering, have expired, which is currently anticipated to occur in June 2011, these shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
For the quarter ended March 31, 2011, the Company did not have any purchases of its stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

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
**
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	**
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	(3)
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	**
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	**
4.1	Form of Common Stock Certificate.	**
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
**

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
10.6.1
First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.
**
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	**
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	(3)
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	**
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	**
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	**
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	**
10.11	Line of Credit Note of Fortegra Financial Corporation, dated April 6, 2009, issued to Columbus Bank and Trust Company.	**
10.12	Stock Pledge and Security Agreement, dated as of April 6, 2009, by and between Fortegra Financial Corporation and Columbus Bank and Trust Company.	**
10.13	Loan and Security Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, as borrower and Wells Fargo Capital Finance, LLC, as lender.	**
10.14	General Continuing Guaranty, dated as of June 10, 2010, by Fortegra Financial Corporation, as guarantor, in favor of Wells Fargo Capital Finance, LLC	**
10.15	Servicing and Management Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, and Wells Fargo Capital Finance, LLC.	**
10.16	Line of Credit Agreement, dated as of April 6, 2009, by and among Columbus Bank and Trust Company, Fortegra Financial Corporation and LOTS Intermediate Co.	**
10.17	Modification Agreement, dated as of April 27, 2010, by and among Fortegra Financial Corporation, LOTS Intermediate Co. and Columbus Bank and Trust Company.	**
10.18	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	**
10.19	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	**
10.20	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	**
10.21	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	**
10.22	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.22.1	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	** (1)
10.23	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Michael Vrban.	** (1)
10.24	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Daniel A. Reppert.	** (1)
10.25	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and W. Dale Bullard.	** (1)
10.26	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Robert S. Fullington.	** (1)
10.27	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	** (1)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
10.28	2005 Equity Incentive Plan.	** (1)
10.29	Key Employee Stock Option Plan (1995) Agreement.	** (1)
10.30	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	**
10.31	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	**
10.32	2010 Omnibus Incentive Plan.	** (1)
10.33	Employee Stock Purchase Plan.	** (1)
10.34	Deferred Compensation Agreement, dated as of May 1, 2005 between Life of the South Corporation and W. Dale Bullard.	** (1)
10.35	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.36	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Robert S. Fullington.	** (1)
10.37
Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.
** (2)
10.38	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.39	Incentive Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.40	Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.41	Stock Option Agreement by and between Life of the South Corporation and Dale Bullard, dated as of October 25, 2007.	** (1)
10.42	Incentive Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.43	Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.44	Stock Option Agreement by and between Life of the South Corporation and Robert Fullington, dated as of October 25, 2007.	** (1)
10.45	Stock Option Agreement by and between Life of the South Corporation and Daniel Reppert, dated as of October 25, 2007.	** (1)
10.46	Stock Option Agreement by and between Life of the South Corporation and Michael Vrban, dated as of October 25, 2007.	** (1)
10.47	Form of Restricted Stock Award Agreement for Directors.	** (1)
10.48	Form of Restricted Stock Award Agreement for Employees.	** (1)
10.49	Form of Restricted Stock Award Agreement (Bonus Pool).	** (1)
10.50	Form of Nonqualified Stock Option Award Agreement.	** (1)
10.51	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	** (1)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer of Fortegra Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of Chief Financial Officer of Fortegra Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
**	Incorporated by reference from the related exhibit number to the Registrant's Registration Statement on Form S-1 (File No. 333-16955) and amendments thereto, originally filed on September 23, 2010.
(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference from the related exhibit number to the Registrant's Form 8-K, filed on March 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date: May 16, 2011	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Chief Financial Officer