Form 10-Q
period 2011-06-30
Fortegra Financial Corp
filed 2011-08-15
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 29, 2011 was 20,580,015.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2011

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

The following Form 10-Q for the three and six months ended June 30, 2011 should be read in conjunction with our Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2010.

ITEM 1. FINANCIAL STATEMENTS OF FORTEGRA FINANCIAL CORPORATION

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	June 30, 2011	December 31, 2010
Assets:
Investments
Fixed maturity securities available-for-sale at fair value (amortized cost of $86,660 in 2011 and $82,124 in 2010)	$89,668	$85,786
Equity securities available-for-sale at fair value (cost of $1,806 in 2011 and $1,955 in 2010)	1,790	1,935
Short-term investments	1,070	1,170
Total investments	92,528	88,891
Cash and cash equivalents	17,980	43,389
Restricted cash	11,558	15,722
Accrued investment income	998	880
Notes receivable	1,401	1,485
Other receivables	26,885	25,473
Reinsurance receivables	170,639	169,382
Deferred acquisition costs	63,487	65,142
Property and equipment, net	15,752	11,996
Goodwill	109,488	73,639
Other intangibles, net	40,090	40,405
Other assets	7,057	5,505
Total assets	$557,863	$541,909

Liabilities:
Unpaid claims	$30,878	$32,693
Unearned premiums	203,538	210,430
Accrued expenses, accounts payable and other liabilities	40,514	41,844
Deferred revenue	26,351	25,611
Notes payable	69,200	36,713
Preferred trust securities	35,000	35,000
Redeemable preferred stock	350	11,040
Deferred income taxes	24,541	24,691
Total liabilities	430,372	418,022
Commitments and Contingencies (Note 15)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,510,254 and 20,256,735 shares issued in 2011 and 2010, respectively	205	203
Treasury stock (44,578 shares in 2011 and 2010, respectively)	(176)	(176)
Additional paid-in capital	95,525	95,556
Accumulated other comprehensive income, net of tax (expense) of $(491) and $(1,235), in 2011 and 2010, respectively	913	2,293
Retained earnings	30,489	25,308
Stockholders' equity before non-controlling interest	126,956	123,184
Non-controlling interest	535	703
Total stockholders' equity	127,491	123,887
Total liabilities and stockholders' equity	$557,863	$541,909

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Service and administrative fees	$8,800	$8,843	$17,916	$16,817
Brokerage commissions and fees	9,208	6,404	17,075	13,134
Ceding commission	6,243	6,389	14,401	13,013
Net investment income	894	986	1,835	1,935
Net realized gains	1,132	47	1,227	49
Net earned premium	27,536	26,669	55,973	55,162
Other income	38	45	120	126
Total revenues	53,851	49,383	108,547	100,236

Expenses:
Net losses and loss adjustment expenses	9,251	7,316	18,624	16,093
Commissions	17,323	17,850	35,840	37,199
Personnel costs	11,428	9,332	22,420	18,413
Other operating expenses	9,216	5,891	16,160	11,027
Depreciation	814	284	1,397	558
Amortization of intangibles	1,378	779	2,430	1,559
Interest expense	1,925	1,985	3,956	3,876
Total expenses	51,335	43,437	100,827	88,725

Income before income taxes and non-controlling interest	2,516	5,946	7,720	11,511
Income taxes	936	2,220	2,711	4,296
Income before non-controlling interest	1,580	3,726	5,009	7,215
Less: net income (loss) attributable to non-controlling interest	2	(46)	(172)	(31)
Net income	$1,578	$3,772	$5,181	$7,246

Earnings per share:
Basic	$0.08	$0.24	$0.25	$0.46
Diluted	$0.07	$0.22	$0.24	$0.43
Weighted average common shares outstanding:
Basic	20,510,254	15,742,336	20,487,549	15,742,336
Diluted	21,592,418	17,040,432	21,625,817	17,040,432

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2009	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$23,210	$1,475	$80,793
Net income	—	—	—	—	—	—	16,203	20	16,223
Change in unrealized gains, net of tax of ($370)	—	—	—	—	—	686	—	68	754
Comprehensive income	—	—	—	—	—	686	16,203	88	16,977
Change in par value	—	(844)	—	—	844	—	—	—	—
Stock-based compensation	160,000	2	—	—	174	—	—	—	176
Redemption of minority interest	—	—	—	—	—	—	—	(860)	(860)
Options exercised	44,185	—	—	—	203	—	—	—	203
Conversion of Class A common stock	—	—	—	—	—	—	(14,105)	—	(14,105)
Issuance of common stock	4,265,637	43	—	—	40,660	—	—	—	40,703
Balance, December 31, 2010	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$25,308	$703	$123,887
Net income	—	—	—	—	—	—	5,181	(172)	5,009
Change in unrealized loss on swap, net of tax of $445	—	—	—	—	—	(825)	—	—	(825)
Change in unrealized gains and losses, net of tax of $299	—	—	—	—	—	(555)	—	4	(551)
Comprehensive income	—	—	—	—	—	(1,380)	5,181	(168)	3,633
Stock-based compensation	—	—	—	—	401	—	—	—	401
Options exercised, net of forfeitures	253,519	2	—	—	397	—	—	—	399
Initial public offering costs	—	—	—	—	(829)	—	—	—	(829)
Balance, June 30, 2011	20,510,254	$205	(44,578)	$(176)	$95,525	$913	$30,489	$535	$127,491

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities
Net income	$5,181	$7,246
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred policy acquisition costs	1,996	(889)
Depreciation and amortization	3,827	2,117
Deferred income tax expense	2,739	942
Net realized (gains) losses	(1,227)	(49)
Stock-based compensation expense	401	72
Amortization of premiums and discounts on investments	239	147
Non-controlling interest	(172)	53
Changes in operating assets and liabilities, net of the effects of acquisitions
Accrued investment income	(106)	72
Other receivables	1,435	(3,360)
Reinsurance recoverables	(1,257)	11,296
Other assets	898	(2,887)
Unpaid claims	(1,815)	(3,136)
Unearned premiums	(6,892)	(11,573)
Accrued expenses, accounts payable and other liabilities	(4,514)	2,298
Deferred revenue	(1,738)	—
Net cash flows (used in) provided by operating activities	(1,005)	2,349

Investing activities
Proceeds from maturities of available-for-sale investments	5,021	6,372
Proceeds from sales of available-for-sale investments	22,520	4,299
Proceeds from maturities of short term investments	100	50
Purchases of available-for-sale investments	(29,470)	(10,262)
Purchases of property and equipment	(5,044)	(4,192)
Net (paid) for acquisitions of subsidiaries, net of cash received	(40,752)	(11,704)
Proceeds from notes receivable	83	425
Change in restricted cash	4,163	(5,097)
Net cash flows used in investing activities	(43,379)	(20,109)

Financing activities
Payments on notes payable	(42,963)	(18,509)
Proceeds from notes payable	75,450	25,531
Capitalized closing costs for notes payable	(2,395)	—
Payments for intial public offering costs	(827)	—
Payments on redeemable preferred stock	(10,690)	(100)
Net proceeds from exercise of stock options	400	—
Net cash flows provided by financing activities	18,975	6,922
Net decrease in cash and cash equivalents	(25,409)	(10,838)
Cash and cash equivalents, beginning of period	43,389	29,940
Cash and cash equivalents, end of period	$17,980	$19,102

See accompanying notes to these consolidated financial statements

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations
Fortegra Financial Corporation and its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies in the United States. The Company is traded on the New York Stock Exchange under the symbol FRF. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The consolidated financial statements include the Company and its majority-owned and controlled subsidiaries, including:

•	LOTS Intermediate Company

•	Bliss and Glennon, Inc.

•	Creative Investigations Recovery Group, LLC, sold on July 1, 2011.

•	CRC Reassurance Company, Ltd.

•	Insurance Company of the South

•	Life of the South Insurance Company and its subsidiary, Bankers Life of Louisiana

•	LOTS Reassurance Company

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company

•	Southern Financial Life Insurance Company

•	South Bay Acceptance Corporation

•	Continental Car Club, Inc.

•	United Motor Club of America, Inc.

•	Auto Knight Motor Club, Inc.

•	eReinsure.com, Inc.

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

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements of Fortegra Financial Corporation and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board Accounting Standards Codification ("ASC" or "the guidance") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's Annual Report for the year ended December 31, 2010.

Fortegra's interim consolidated financial statements as of June 30, 2011 and 2010 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Fortegra's financial position and results of operations for each of the interim periods presented. Results of operations for three and six months ending June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2011.

The Company has reviewed all material subsequent events that occurred up to the date the Company's consolidated financial statements were issued to determine whether any event required recognition or disclosure in the financial statements and/or disclosure in the notes thereto.

There have been no material changes to the Company's significant accounting policies described in our Annual Report for the fiscal year ended December 31, 2010, except as noted below for the addition of the accounting policy for Derivative Financial Instruments attributable to the execution of a forward starting interest rate swap in April 2011.

Derivative Financial Instruments
The Company uses interest rate swaps to manage interest rate risk and cash flow risk that may arise in connection with

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

variable interest rate provisions of certain of the Company's debt obligations.  The fair values of the derivative instruments are recorded in other assets or other liabilities.  To the extent a derivative is an effective hedge of the cash flow risk of the hedged debt obligation, any change in the derivative's fair value is recorded in accumulated other comprehensive income, net of income tax.  To the extent the derivative is an ineffective hedge, that portion of the change in fair value is recorded in other operating expenses or interest expense as appropriate.

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated.

The third party ownership of 15% of the common stock of Southern Financial Life Insurance Company and 52% of the preferred stock of CRC Reassurance Company, Ltd. has been reflected as non-controlling interest on the consolidated balance sheets. Income attributable to those companies' minority shareholders has been reflected on the consolidated statements of income and accumulated other comprehensive income as income (loss) attributable to non-controlling interest.

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

Recent Accounting Pronouncements - Not Yet Adopted
In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The accounting pronouncement requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

3. Earnings Per Share
Basic earnings per share, which excludes the effect of potentially dilutive options, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if stock options were exercised and excludes anti-dilutive shares. Earnings per share is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator for both basic and diluted earnings per share:
Net income available to common stockholders	$1,578	$3,772	$5,181	$7,246

Denominator:
Total average basic common shares outstanding	20,510,254	15,742,336	20,487,549	15,742,336
Effect of dilutive stock options	1,082,164	1,298,096	1,138,268	1,298,096
Total average diluted common shares outstanding	21,592,418	17,040,432	21,625,817	17,040,432

Earnings per share-basic	$0.08	$0.24	$0.25	$0.46
Earnings per share-diluted	$0.07	$0.22	$0.24	$0.43

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

The values of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. Additionally, the values of certain assets and liabilities for the 2010 acquisition of United Motor Club of America, Inc., ("United Motor Club") a Kentucky car club company, remains preliminary in nature and is subject to adjustment as additional information is obtained. A valuation will be finalized within 12 months of the close of the acquisition.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents assets acquired, liabilities assumed and goodwill recorded for acquisitions made during 2011 based on their fair values as of their respective acquisition dates:

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

eReinsure financial results have been included in the Company's results beginning March 3, 2011. Revenue and net income since eReinsure's acquisition date that is included in the Company's consolidated statement of income for the three and six months ended June 30, 2011 are as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2011
Revenue	$2,500	$3,295

Net (loss) income*	$364	$421

*-Transaction costs included for the respective acquisition.	$—	$101

The following unaudited pro forma summary presents the Company's consolidated financial information as if eReinsure had been acquired on January 1, 2011 and 2010. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquired company to reflect the additional interest expense associated with the funding necessary to complete the acquisition and any amortization of intangibles that would have been charged to operations assuming the intangible assets would have existed on January 1, 2011 and 2010, excluding the transaction costs and the consequential tax effect.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$2,500	$2,320	$4,750	$4,662

Net income	$664	$73	$537	$260

On May 15, 2010, the Company purchased 100% of the stock for Continental Car Club, a Tennessee car club company, and initially recorded $11.8 million in goodwill associated with the transaction. On September 1, 2010, the Company purchased 100% of the stock of United Motor Club and initially recorded $8.5 million in goodwill associated with the transaction. The values of certain assets and liabilities were preliminary in nature, and were subject to adjustment within 12 months of the close of the acquisition as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. During the three months ended June 30, 2011, the Company determined

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

the final valuations for Continental Car Club and United Motor Club. The values below include measurement period adjustments recorded in the quarter ended June 30, 2011. The Company reduced the amount of goodwill associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $4.3 million, respectively, and increased other intangibles by $6.4 million and $4.7 million, respectively, and increased deferred tax liabilities associated with United Motor Club by $0.4 million, in order to reflect the final valuation of goodwill acquired in those transactions.

The measurement period adjustment was recorded based on information obtained subsequent to the acquisitions related to tradenames, agent relationships and non-compete agreements at the acquisition date. The December 31, 2010 balances for goodwill and other intangibles assets on the Consolidated Balance Sheets have been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, "Business Combinations". The following table summarizes the assets acquired and liabilities assumed as of the respective acquisition date, including the effect of the measurement period adjustments recorded in the three months ended June 30, 2011, as discussed above:

	Continental Car Club	United Motor Club
ASSETS:
Cash	$961	$660
Other receviables	1,140	730
Deferred policy acquisition costs	10,749	7,557
Property and equipment	3	52
Other intangibles	7,482	6,158
Other assets	29	10
Net deferred tax asset	915	247

LIABILITIES:
Accrued expenses and accounts payable	(506)	(501)
Commissions payable	(1,052)	(356)
Deferred revenue	(13,204)	(9,226)
Net deferred tax liablility	—	—
Net assets acquired	6,517	5,331
Purchase consideration	11,944	9,504
Goodwill	$5,427	$4,173

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity securities and equity securities available-for-sale for the following periods are as follows:

	June 30, 2011
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$20,290	$860	$(10)	$21,140
Municipal securities	18,552	330	(68)	18,814
Corporate securities	42,821	1,862	(232)	44,451
Mortgage-backed securities	3,092	57	—	3,149
Asset-backed securities	1,905	209	—	2,114
Total fixed maturity securities	$86,660	$3,318	$(310)	$89,668

Common stock - publicly traded	$449	$8	$(152)	$305
Preferred stock - publicly traded	50	2	—	52
Common stock - non-publicly traded	306	154	(28)	432
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,806	$164	$(180)	$1,790

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

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority. At June 30, 2011 and December 31, 2010, the Company had restricted investments with carrying values of $18.7 million and $17.5 million, respectively, of which $9.6 million and $9.9 million, respectively, are related to special deposits required by various state insurance departments.

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,060	$2,100	$4,357	$4,397
Due after one year through five years	31,788	32,770	30,825	31,944
Due after five years through ten years	33,126	34,269	25,546	27,109
Due after ten years through twenty years	3,638	3,780	4,223	4,296
Due after twenty years	11,051	11,487	11,591	12,137
Mortgage-backed securities	3,092	3,149	3,619	3,737
Asset-backed securities	1,905	2,113	1,963	2,166
Total fixed maturity securities	$86,660	$89,668	$82,124	$85,786

The following table summarizes the proceeds from the sale of available-for-sale investment securities, the gross realized gains and gross realized losses for both fixed maturity and equity securities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gross proceeds from sales	$15,282	$4,096	$22,520	$4,299

Gross realized gains	$1,137	$145	$1,249	$147
Gross realized losses	(5)	(98)	(22)	(98)
Total net gains from sales	$1,132	$47	$1,227	$49

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses were segregated into the following time periods during which the investments had been in unrealized loss positions are as follows:

	June 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$4,557	$(10)	$—	$—	$4,557	$(10)
Municipal securities	5,788	(68)	—	—	5,788	(68)
Corporate securities	15,038	(232)	—	—	15,038	(232)
Mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total fixed maturity securities	$25,383	$(310)	$—	$—	$25,383	$(310)

Common stock - publicly traded	$149	$(13)	$95	$(139)	$244	$(152)
Preferred stock - publicly traded	—	—	—	—	—	—
Common stock - non-publicly traded	19	(19)	—	(9)	19	(28)
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$168	$(32)	$95	$(148)	$263	$(180)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$5,988	$(61)	$—	$—	$5,988	$(61)
Municipal securities	472	(12)	—	—	472	(12)
Corporate securities	8,174	(172)	—	—	8,174	(172)
Mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total fixed maturity securities	$14,634	$(245)	$—	$—	$14,634	$(245)

Common stock - publicly traded	$—	$—	$197	$(173)	$197	$(173)
Preferred stock - publicly traded	142	(6)	—	—	142	(6)
Common stock - non-publicly traded	12	(9)	—	—	12	(9)
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$154	$(15)	$197	$(173)	$351	$(188)

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

As of June 30, 2011, there were 47 fixed maturity and 14 equity securities in unrealized loss positions. The Company does not intend to sell these investments and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. For the three months and six months ended June 30, 2011 and 2010, based on mangement's quarterly review, none of the fixed maturity and equity securities were deemed to be other-than-temporarily impaired. As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. During 2010, based on its quarterly review, 8 equity securities were deemed to be other-than-temporarily

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

impaired and an impairment charge of $65 was recorded.

The following schedule details the components of net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fixed income securities	$877	$933	$1,762	$1,885
Cash on hand and on deposit	60	124	117	189
Common and preferred stock dividends	16	17	32	28
Notes receivable	31	35	89	80
Other income	38	—	84	—
Investment expenses	(128)	(123)	(249)	(247)
Net investment income	$894	$986	$1,835	$1,935

6. Reinsurance Receivables
The Company has various reinsurance agreements in place whereby the amount of risk in excess of the Company's retention is reinsured by unrelated domestic and foreign insurance companies. The Company remains liable to policyholders in the event that the assuming companies are unable to meet their obligations. The effects of reinsurance on premiums written and earned and losses and loss and adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Three Months Ended				For the Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$79,253	$76,302	$73,393	$73,939	$147,547	$154,438	$138,646	$150,591
Ceded	(51,184)	(48,766)	(47,128)	(47,270)	(92,866)	(98,465)	(85,815)	(95,429)
Net	$28,069	$27,536	$26,265	$26,669	$54,681	$55,973	$52,831	$55,162

Losses and LAE incurred	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Direct and assumed	$20,788	$18,110	$39,163	$37,627
Ceded	(11,537)	(10,794)	(20,539)	(21,534)
Net losses and LAE incurred	$9,251	$7,316	$18,624	$16,093

Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. The following table reflects the components of the reinsurance receivables at:

	June 30, 2011	December 31, 2010
Prepaid reinsurance premiums:
Life	$42,935	$48,342
Accident and health	27,795	29,289
Property	66,324	65,023
Total	137,054	142,654

Ceded claim reserves:
Life	1,682	1,421
Accident and health	8,780	9,376
Property	8,169	9,455
Total ceded claim reserves recoverable	18,631	20,252
Other reinsurance settlements recoverable	14,954	6,476
Reinsurance receivables	$170,639	$169,382

Reinsurance receivables are based upon estimates and are reported on the consolidated balance sheet separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. Included in reinsurance receivables at June 30, 2011 and December 31, 2010 are $116.0 million and $121.2 million recoverable

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

from three unrelated reinsurers. The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Since London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At June 30, 2011, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

7. Goodwill
Goodwill resulting from the Company's acquisitions is carried as an asset on the consolidated balance sheets and is not amortized, but is evaluated annually to determine whether any impairment exists. The Company uses an income approach to estimate the fair value of each reporting unit. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. The estimates and assumptions may have a significant impact on the amount of any goodwill impairment charge, should one be required to be recorded. The Company completed its annual assessment of goodwill at December 2010 and concluded that the value of its goodwill was not impaired.

The Company completed the acquisition of Auto Knight on January 1, 2011 and eReinsure on March 3, 2011, recording goodwill of $4.3 million and $32.1 million, respectively. On May 15, 2010, the Company purchased 100% of the stock of Continental Car Club and initially recorded $11.8 million in goodwill associated with the transaction. On September 1, 2010, the Company purchased 100% of the stock of United Motor Club and initially recorded $8.5 million in goodwill associated with the transaction. The values of certain assets and liabilities were preliminary in nature, and were subject to adjustment within 12 months of the close of the acquisition as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves.

During the quarter ended June 30, 2011, the Company determined the final valuations for Continental Car Club and United Motor Club. The Company reduced the amount of goodwill associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $4.3 million, respectively, and increased other intangibles in order to reflect the final valuation of goodwill acquired in those transactions. The December 31, 2010 balances for goodwill, below, have been revised to include the effect of the measurement period adjustments. Changes in goodwill balances by segment are as follows:

	Payment Protection	BPO	Brokerage	Total
Balance at December 31, 2010	$33,005	$10,239	$30,395	$73,639
Segment reclassifications	—	(1,337)	1,337	—
Goodwill acquired during 2011	4,321	—	32,138	36,459
Goodwill adjustments due to purchase accounting	—	$—	$(610)	(610)
Balance at June 30, 2011	$37,326	$8,902	$63,260	$109,488

8. Other Intangible Assets
Other intangible assets and their respective amortization periods are as follows:

		June 30, 2011			December 31, 2010
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7-15	$23,732	$(7,286)	$16,446	$23,732	$(5,982)	$17,750
Tradename	Indefinite	18,475	—	18,475	18,075	—	18,075
Software	10	5,471	(1,626)	3,845	3,971	(1,390)	2,581
Present value of future profits	0.3 to 0.75	763	(470)	293	548	—	548
Non-compete agreements	1.5 - 3	3,163	(2,132)	1,031	3,163	(1,712)	1,451
Total		$51,604	$(11,514)	$40,090	$49,489	$(9,084)	$40,405

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company recorded $2.1 million of other intangibles in conjunction with the eReinsure acquisition. Changes in other intangible assets are as follows:

December 31, 2010	$40,405
Intangible assets of acquired businesses	2,115
Amortization	(2,430)
June 30, 2011	$40,090

On May 15, 2010, the Company purchased 100% of the stock for Continental Car Club, a Tennessee car club company, and initially recorded $1.1 million in other intangibles assets associated with the transaction. During the quarter ended June 30, 2011, the Company determined the final valuations for Continental Car Club and United Motor Club. The Company increased the amount of other intangibles associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $4.7 million, respectively, and decreased goodwill in order to reflect the final valuation of goodwill acquired in those transactions. The December 31, 2010 balance for other intangible assets, above, has been revised to include the effect of the measurement period adjustments.

The Company recognized amortization expense on other intangibles of:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total	$1,378	$779	$2,430	$1,559

The estimated amortization of other intangible assets for each of the next five years ending December 31 is as follows:

2011 (remaining six months)	$2,172
2012	3,302
2013	3,094
2014	3,082
2015	3,048
Thereafter	6,917
Total	$21,615

9. Notes Payable

Notes payable consist of the following at:	June 30, 2011	December 31, 2010
SunTrust Bank line of credit — $85.0 million at June 30, 2011 and $55.0 million at December 31, 2010, maturing June 2013	$69,200	$36,713
Total notes payable	$69,200	$36,713

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

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement (the "Wells Fargo Joinder") to the Facility and became a new lender under the Facility with a revolving commitment of $30.0 million, which increased the size of the Facility from $55.0 million to $85.0 million.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following is a summary of the Company's more significant financial covenants related to the Facility:

	Covenant	June 30, 2011
Minimum debt service charge ratio	1.25	4.53
Maximum debt to EBITDA ratio	3.50	2.44

At June 30, 2011, the Company is in compliance with the above covenants on its line of credit.

Wells Fargo Capital Finance, LLC Line of Credit - On February 7, 2011, the Company terminated its existing revolving $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which was never drawn upon. Upon termination, South Bay paid the fees and expenses owed under the Loan Agreement of $0.1 million, including interest on the Minimum Funding Amount (as defined in the Loan Agreement), unused line fees and monthly loan administration fees. The Company continues to amortize previously capitalized costs with a remaining balance of $0.3 million at June 30, 2011 associated with the Wells Fargo Capital Finance, LLC Line of Credit in connection with the Wells Fargo Joinder to the Facility.

The interest rates on notes payable at the end of the respective periods are as follows:

	June 30, 2011	December 31, 2010
Line of Credit — SunTrust	6.00%	6.00%
Line of Credit — Wells Fargo	N/A	3.30%

10. Redeemable Preferred Stock

Redeemable preferred stock securities consist of the following as of:	June 30, 2011	December 31, 2010
Series A - matures 2034	$150	$7,140
Series B - matures 2034	100	2,000
Series C - matures 2035	100	1,900
Total redeemable preferred stock	$350	$11,040

In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In conjunction with the redemption, the Company recorded a total of $0.6 million redemption premium and previously capitalized deferred issuance costs were charged to operations for the six months ended June 30, 2011. The Series A, B and C redeemable preferred stock ceased accruing dividends on the mandatory redemption date of January 26, 2011.

11. Derivative Financial Instruments - Interest Rate Swap
On April 21, 2011, the Company entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swaps the floating rate portion of its $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly for an effective rate of 7.57% after adding the applicable margin on the trust preferred securities of 4.10%. The Swap, which has been designated a cash flow hedge, has a term of five years, commencing when the interest rate on the underlying trust preferred securities begins to float in June 2012 and expires in June 2017. As of June 30, 2011, the Company recorded a $0.8 million loss, net of tax, on the fair value of the Swap in Accumulated Other Comprehensive Income and recorded $1.3 million Other Liabilities and $0.4 million in deferred taxes.

12. Fair Value of Financial Instruments
The guidance under US GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The estimated fair value of the Company's cash and cash equivalents approximates their carrying value.

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

Interest rate swap: The fair value of the Company's interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value by level within the fair value hierarchy at June 30, 2011 and December 31, 2010:

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
June 30, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$89,668	$—	$89,668	$—
Common stock - publicly traded	305	305	—	—
Preferred stock - publicly traded	52	52	—	—
Common stock - non-publicly traded	432	—	—	432
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,070	1,070	—	—
Total assets	$92,528	$1,427	$89,668	$1,433

Liabilities
Interest rate swap contract	1,270	—	1,270	—
Total liabilities	$1,270	$—	$1,270	$—

December 31, 2010
Assets
Fixed maturity securities	$85,786	—	$85,786	$—
Common stock - publicly traded	314	314	—	—
Preferred stock - publicly traded	196	53	143	—
Common stock - non-publicly traded	424	—	—	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,170	1,170	—	—
Total Assets	$88,891	$1,537	$85,929	$1,425

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company's use of Level 3 unobservable inputs included 7 securities that accounted for 1.5% of total investments at June 30, 2011 and 5 securities that accounted for 1.6% of total investments at December 31, 2010. The following table summarizes the changes in Level 3 assets measured at fair value as of :

June 30, 2011
Beginning balance	$1,425
Total gains or losses (realized/unrealized):
Included in comprehensive income	—
Net transfers into Level 3	8
Ending balance	$1,433

The carrying value and fair value of financial instruments are presented in the following table:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,980	$17,980	$43,389	$43,389
Fixed maturity securities	89,668	89,668	85,786	85,786
Common stock - publicly traded	305	305	314	314
Preferred stock - publicly traded	52	52	196	196
Common stock - non-publicly traded	432	432	424	424
Preferred stock - non-publicly traded	1,001	1,001	1,001	1,001
Notes receivable	1,401	1,401	1,485	1,485
Other receivables	26,885	26,885	25,473	25,473
Short-term investments	1,070	1,070	1,170	1,170
Total financial assets	$138,794	$138,794	$159,238	$159,238

Financial liabilities:
Notes payable	$69,200	$69,200	$36,713	$36,713
Preferred trust securities	35,000	35,000	35,000	35,000
Redeemable preferred stock	350	350	11,040	11,040
Interest rate swap contract	1,270	1,270	—	—
Total financial liabilities	$105,820	$105,820	$82,753	$82,753

13. Income Taxes
Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. At June 30, 2011, the Company estimates that its effective annual income tax rate for 2011 will approximate 37.4%.

14. Statutory Reporting and Dividend Restrictions
The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. For the six months ended June 30, 2011, no such dividends were paid. In 2010, Life of the South Insurance Company received approval from the insurance department of its state of domicile to pay extraordinary dividends of $1.3 million, to the Company. Also in 2010, Insurance Company of the South received approval from the insurance department of its state of domicile to pay an extraordinary dividend of $1.7 million, with 30% to Life of the South Insurance Company and 70% to the Company. All dividends from subsidiaries were eliminated in the consolidated financial statements.

The combined statutory capital and surplus of the Company's insurance subsidiaries was $50.7 million and $46.2 million as of June 30, 2011 and December 31, 2010, respectively. The combined amount available for ordinary dividends of the Company's insurance subsidiaries was $3.3 million and $1.6 million as of June 30, 2011 and December 31, 2010, respectively.

The Company's insurance subsidiaries are required by the laws of the states in which they are domiciled to maintain certain statutory capital and surplus levels. The required minimum statutory capital and surplus totaled $13.0 million as of June 30, 2011 and December 31, 2010, respectively.

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

capital ("RBC") is calculated by applying certain risk factors to various asset, claims and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance companies' RBC level as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of June 30, 2011 and December 31, 2010.

15. Commitments and Contingencies
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

16. Segment Results
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

The following table reconciles segment information to the Company's consolidated results of operations and provides a summary of other key financial information for each of the Company's segments:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,481	$3,240	$9,009	$5,122
Ceding commission	6,243	6,389	14,401	13,013
Net investment income	894	986	1,835	1,935
Net realized gains	1,132	47	1,227	49
Other income	38	45	120	126
Net earned premium	27,536	26,669	55,973	55,162
Net losses and loss adjustment expenses	(9,251)	(7,316)	(18,624)	(16,093)
Commissions	(17,323)	(17,850)	(35,840)	(37,199)
Total Payment Protection	13,750	12,210	28,101	22,115
BPO	3,691	4,327	7,255	8,890
Brokerage
Brokerage commissions and fees	9,208	6,404	17,075	13,132
Service and administrative fees	628	1,276	1,652	2,807
Total Brokerage	9,836	7,680	18,727	15,939
Total	27,277	24,217	54,083	46,944

Operating Expenses
Payment Protection	8,562	6,191	17,060	11,285
BPO	2,828	2,635	5,447	5,409
Brokerage	7,527	5,785	14,346	11,904
Corporate	1,727	612	1,727	842
Total	20,644	15,223	38,580	29,440

EBITDA
Payment Protection	5,188	6,019	11,041	10,830
BPO	863	1,692	1,808	3,481
Brokerage	2,309	1,895	4,381	4,035
Corporate	(1,727)	(612)	(1,727)	(842)
Total	6,633	8,994	15,503	17,504

Depreciation and Amortization
Payment Protection	1,324	585	2,277	1,055
BPO	277	80	517	254
Brokerage	591	398	1,033	808
Total	2,192	1,063	3,827	2,117

Interest
Payment Protection	1,043	1,704	2,569	3,365
BPO	99	92	162	198
Brokerage	783	189	1,225	313
Total	1,925	1,985	3,956	3,876

Income before income taxes and non-controlling interest
Payment Protection	2,821	3,730	6,195	6,410
BPO	487	1,520	1,129	3,029
Brokerage	935	1,308	2,123	2,914
Corporate	(1,727)	(612)	(1,727)	(842)
Total income before income taxes and non-controlling interest	2,516	5,946	7,720	11,511
Income Taxes	936	2,220	2,711	4,296
Less: net income (loss) attributable to non-controlling interest	2	(46)	(172)	(31)
Net income	$1,578	$3,772	$5,181	$7,246

As of January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the three months and six months ended June 30, 2010 have been reclassified from their prior period segment presentation. The impact of these 2010 reclassifications were $1.0 million in revenues and $1.0 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the three

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

months June 30, 2011 and $2.4 million in revenues and $2.1 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the six months ended June 30, 2011.

Reconciliation of Segment Net Revenue and EBITDA to Total Revenue and Net Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Payment Protection	$13,750	$12,210	$28,101	$22,115
BPO	3,691	4,327	7,255	8,890
Brokerage	9,836	7,680	18,727	15,939
Segment revenue	27,277	24,217	54,083	46,944
Net losses and loss adjustment expenses	9,251	7,316	18,624	16,093
Commissions	17,323	17,850	35,840	37,199
Total revenue	53,851	49,383	108,547	100,236

Operating Expenses
Payment Protection	8,562	6,191	17,060	11,285
BPO	2,828	2,635	5,447	5,409
Brokerage	7,527	5,785	14,346	11,904
Corporate	1,727	612	1,727	842
Total Operating Expenses	20,644	15,223	38,580	29,440
Net losses and loss adjustment expenses	9,251	7,316	18,624	16,093
Commissions	17,323	17,850	35,840	37,199
Total expenses before depreciation, amortization and interest	47,218	40,389	93,044	82,732

EBITDA
Payment Protection	5,188	6,019	11,041	10,830
BPO	863	1,692	1,808	3,481
Brokerage	2,309	1,895	4,381	4,035
Corporate	(1,727)	(612)	(1,727)	(842)
Total	6,633	8,994	15,503	17,504

Depreciation and amortization
Payment Protection	1,324	585	2,277	1,055
BPO	277	80	517	254
Brokerage	591	398	1,033	808
Total	2,192	1,063	3,827	2,117

Interest
Payment Protection	1,043	1,704	2,569	3,365
BPO	99	92	162	198
Brokerage	783	189	1,225	313
Total	1,925	1,985	3,956	3,876

Income before income taxes and non-controlling interest
Payment Protection	2,821	3,730	6,195	6,410
BPO	487	1,520	1,129	3,029
Brokerage	935	1,308	2,123	2,914
Corporate	(1,727)	(612)	(1,727)	(842)
Total Income before income taxes and non-controlling interest	2,516	5,946	7,720	11,511
Income taxes	936	2,220	2,711	4,296
Less: net income (loss) attributable to non-controlling interest	2	(46)	(172)	(31)
Net income	$1,578	$3,772	$5,181	$7,246

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

17. Related Party Transactions
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

The following details interest expense paid to related parties for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Related party interest expense	$—	$708	$—	$1,408

18. Subsequent Events
On July 1, 2011, the Company sold its wholly owned subsidiary, Creative Investigations Recovery Group, LLC, ("CIRG"), for a sales price of $1.1 million comprised of cash and a secured promissory note.  CIRG's results of operations are included in the Company's Brokerage segment.

On July 1, 2011, the Company began open enrollment for its Employee Stock Purchase Plan ("ESPP") which was authorized in connection with the Company's Initial Public Offering. The ESPP allows the Company to issue up to 1,000,000 shares of common stock to all eligible employees, including the Company's named executive officers, under the same offering and eligibility terms, and will not be tied to any performance criteria. The ESPP qualifies under Section 423 of the Internal Revenue Code and allows eligible employees to contribute, at their discretion, between 1% and 10% of their payroll, up to $25,000 per year, to purchase up to a maximum of 3,500 shares of the Company's common stock per offering period. The purchase price of Fortegra's common stock is equal to 85% of the lesser of the fair market value of the closing stock price of Fortegra's common stock on either the first day of the offering period or the last day of the offering period. Each offering period is six months long and begins on January 1st and July 1st of each year.

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

•
Our Brokerage segment is marketed under our Bliss & Glennon, eReinsure and South Bay Acceptance brands. We acquired eReinsure in March 2011. The acquisition of eReinsure allows us to broaden our relationships with major insurers, reinsurers and brokers worldwide who use the eReinsure system to assist in the management of facultative reinsurance transactions. Bliss & Glennon, acquired in April 2009, is one of the largest surplus lines brokers in California according to the Surplus Line Association of California, and ranked in the top 20 wholesale brokers in the United States in 2009 by premium volume according to Business Insurance, an industry publication. The Brokerage segment uses a wholesale model to sell specialty property and casualty ("P&C") and surplus lines insurance through retail insurance brokers and agents and insurance companies, as well the placement of reinsurance risks on reinsurers. We believe that our emphasis on customer service, rapid responsiveness to submissions and underwriting integrity in this segment has resulted in high customer satisfaction among retail insurance brokers and agents and insurance companies.

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

We entered into the asset recovery business in December 2008 through our acquisition of CIRG (sold on July 1, 2011), a third-party administrator serving commercial lending institutions for pre-collections, recovery, deficiency collections, dealer inventory seizures and management of asset portfolio run-off. Our asset recovery business is part of our Brokerage segment.

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

In January 2011, we acquired Auto Knight. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile and truck dealerships and retailers in the United States and Canada. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit.

In March 2011, we acquired eReinsure.com, Inc. eReinsure has developed and markets the eReinsure negotiation platform which is the leading online system enabling collaboration between domestic and international companies buying and selling facultative reinsurance. eReinsure has offices in Salt Lake City, Utah and London, England.

We historically have used a combination of borrowings under our credit facilities and cash on hand to pay the purchase price of our acquisitions. The following table summarizes our acquisition activity through June 30, 2011:

(in thousands, except number of acquisitions closed)	June 30, 2011
Number of acquisitions closed	2

Total cash consideration	$44,031

Summit Partners Transactions
In June 2007, entities affiliated with Summit Partners, a global growth equity investment firm, acquired 91.2% of our capital stock. The acquisition was financed through (i) $20.0 million of subordinated debentures maturing in 2013 issued to affiliates of Summit Partners, (ii) $35.0 million of preferred trust securities maturing in 2037 and (iii) an equity investment of $43.1 million by affiliates of Summit Partners. We refer to the foregoing transactions collectively as the "Summit Partners Transactions." In connection with our 2010 Initial Public Offering ("IPO"), we paid off the entire $20.0 million in outstanding subordinated debentures in December 2010.

In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our capital stock for $6.0 million. In connection with the IPO, Summit Partners sold 1,548,675 shares of common stock. At June 30, 2011, affiliates of Summit Partners beneficially owned 60.6% of our common stock.

Critical Accounting Policies
Fortegra's critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2011 are unchanged from the disclosures presented in Fortegra's Annual Report for the year ended December 31, 2010 in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Payment Protection.  Our Payment Protection products are sold as complementary products to consumer retail and credit transactions and are thus subject to the volatility of volume of consumer purchase and credit activities. We receive service and administrative fees for administering Payment Protection products that are sold by our clients, such as credit insurance, debt protection, car club and warranty solutions. We earn administrative fees for administering debt cancellation plans, facilitating the distribution and administration of warranty or extended service contracts, providing car club membership benefits and providing related services for our clients. For credit insurance products, our clients typically retain the risk associated with credit insurance products that they sell to their customers through economic arrangements with us. Our Payment Protection revenue includes revenue earned from reinsurance arrangements with producer owned reinsurance companies owned by our clients. Our clients own producer owned reinsurance companies ("PORCs") that assume the credit insurance premiums and associated risk that they originate in exchange for fees paid to us for ceding the premiums. In addition, our Payment Protection revenue includes administrative fees charged by us under retrospective commission arrangements with producers, where the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance retained by us. Under these arrangements, our insurance companies receive the insurance premiums and administer the policies that are distributed by our clients. The producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those polices, which includes our administrative fees, incurred claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer. Revenues in our Payment Protection business may fluctuate seasonally based on consumer spending trends, where consumer spending has historically been higher in September and December, corresponding to back-to-school and the holiday season. Accordingly, our Payment Protection revenues may reflect higher third and fourth quarters than in the first half of the year.

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

Unpaid claims are reserve estimates that are established in accordance with GAAP using generally accepted actuarial methods. Credit life and AD&D unpaid claims reserves include claims in the course of settlement and incurred but not reported ("IBNR"). Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. We use a number of algorithms in establishing our unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.

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

EXECUTIVE SUMMARY
Our net income for the three months ended June 30, 2011 decreased $2.2 million or 58.2% to $1.6 million from $3.8 million for the same period in 2010 and was mainly impacted by higher operating expenses when compared to revenue growth. Earnings per share on a fully diluted basis were $0.07 for the three months ended June 30, 2011 compared to $0.22 for the same period in 2010. Overall our revenues for the three months ended June 30, 2011 increased $4.5 million or 9.0% to $53.9 million from $49.4 million for the same period in 2010, with the brokerage fees, net realized gains and net earned premiums being the main drivers of the increase. Total expenses increased $7.9 million or 18.2% to $51.3 million for the three months ended June 30, 2011 from $43.4 million for the same period in 2010, with the majority of the increase attributable to $2.4 million in one-time and non-recurring expenses, $2.1 million in personnel costs and other operating expenses associated with our acquired businesses, and $1.1 million in depreciation and amortization of intangibles.

Net income for the six months ended June 30, 2011 decreased $2.1 million or 28.5% to $5.2 million from $7.2 million for the same period in 2010. Earnings per share on a fully diluted basis were $0.24 for the six months ended June 30, 2011 compared to $0.43 for the same period in 2010. Overall our revenues for the six months ended June 30, 2011 increased $8.3 million or 8.3% to $108.5 million from $100.2 million for the same period in 2010 with brokerage commissions, ceding commissions and net realized gains contributing the majority of the increase. Total expenses increased $12.1 million or 13.6% to $100.8 million for the the six months ended June 30, 2011 from $88.7 million for the same period in 2010, with the majority of the increase attributable to $3.6 million in personnel costs and other operating expenses associated with our acquired businesses, $3.2 million in one-time and non-recurring expenses, and $1.7 million in depreciation and amortization of intangibles.

Results of Operations
The following tables set forth our Consolidated Statements of Income for the three and six months ended June 30, 2011:

(in thousands, except shares and per share amounts)	For the Three Months Ended
	June 30, 2011	Change from 2010	% Change from 2010	June 30, 2010
Revenues:
Service and administrative fees	$8,800	$(43)	(0.5)%	$8,843
Brokerage commissions and fees	9,208	2,804	43.8	6,404
Ceding commission	6,243	(146)	(2.3)	6,389
Net investment income	894	(92)	(9.3)	986
Net realized gains (losses)	1,132	1,085	2,308.5	47
Net earned premium	27,536	867	3.3	26,669
Other income	38	(7)	(15.6)	45
Total Revenues	53,851	4,468	9.0	49,383

Expenses:
Net losses and loss adjustment expenses	9,251	1,935	26.4	7,316
Commissions	17,323	(527)	(3.0)	17,850
Personnel costs	11,428	2,096	22.5	9,332
Other operating expenses	9,216	3,325	56.4	5,891
Depreciation	814	530	186.6	284
Amortization of intangibles	1,378	599	76.9	779
Interest expense	1,925	(60)	(3.0)	1,985
Total Expenses	51,335	7,898	18.2	43,437

Income before income taxes and non-controlling interest	2,516	(3,430)	(57.7)	5,946
Income Taxes	936	(1,284)	(57.8)	2,220
Income before non-controlling interest	1,580	(2,146)	(57.6)	3,726
Less: net income (loss) attributable to non-controlling interest	2	48	(104.3)	(46)
Net income	$1,578	$(2,194)	(58.2)%	$3,772

Earnings per share:
Basic	$0.08			$0.24
Diluted	$0.07			$0.22
Weighted average common shares outstanding:
Basic	20,510,254			15,742,336
Diluted	21,592,418			17,040,432

(in thousands, except shares and per share amounts)	For the Six Months Ended
	June 30, 2011	Change from 2010	% Change from 2010	June 30, 2010
Revenues:
Service and administrative fees	$17,916	$1,099	6.5%	$16,817
Brokerage commissions and fees	17,075	3,941	30.0	13,134
Ceding commission	14,401	1,388	10.7	13,013
Net investment income	1,835	(100)	(5.2)	1,935
Net realized gains (losses)	1,227	1,178	2,404.1	49
Net earned premium	55,973	811	1.5	55,162
Other income	120	(6)	(4.8)	126
Total Revenues	108,547	8,311	8.3	100,236

Expenses:
Net losses and loss adjustment expenses	18,624	2,531	15.7	16,093
Commissions	35,840	(1,359)	(3.7)	37,199
Personnel costs	22,420	4,007	21.8	18,413
Other operating expenses	16,160	5,133	46.5	11,027
Depreciation	1,397	839	150.4	558
Amortization of intangibles	2,430	871	55.9	1,559
Interest expense	3,956	80	2.1	3,876
Total Expenses	100,827	12,102	13.6	88,725

Income before income taxes and non-controlling interest	7,720	(3,791)	(32.9)	11,511
Income Taxes	2,711	(1,585)	(36.9)	4,296
Income before non-controlling interest	5,009	(2,206)	(30.6)	7,215
Less: net income (loss) attributable to non-controlling interest	(172)	(141)	454.8	(31)
Net income	$5,181	$(2,065)	(28.5)%	$7,246

Earnings per share:
Basic	$0.25			$0.46
Diluted	$0.24			$0.43
Weighted average common shares outstanding:
Basic	20,487,549			15,742,336
Diluted	21,625,817			17,040,432

Revenues

Service and Administrative Fees
Service and administrative fees decreased 0.5% to $8.8 million for both the three months ended June 30, 2011 and 2010. This small decrease resulted from a $1.2 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $1.3 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010. These increases were offset by a $0.6 million reduction in our BPO segment revenues and $0.6 million of lower debt collection and collection recovery fees.

Service and administrative fees increased 6.5%, or $1.1 million to $17.9 million for the six months ended June 30, 2011 from $16.8 million for the six months ended June 30, 2010. The increase resulted from a $3.9 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $3.8 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010. These increases were partially offset by a $1.6 million reduction in our BPO segment revenues and $1.2 million of lower debt collection and collection recovery fees.

Brokerage Commissions and Fees
Brokerage commissions and fees increased $2.8 million or 43.8%, to $9.2 million for the three months ended June 30, 2011 from $6.4 million for the three months ended June 30, 2010. The acquisition of eReinsure in March 2011 contributed $2.5 million in fees and Bliss & Glennon contributed an increase of $0.3 million in both contingent commissions and net commissions and fees.

Brokerage commissions and fees increased $3.9 million or 30.0%, to $17.1 million for the six months ended June 30, 2011 from $13.1 million for the six months ended June 30, 2010. The acquisition of eReinsure in March 2011 contributed $3.3 million in fees and Bliss & Glennon contributed an increase of $0.6 million in both contingent commissions and net commissions and fees.

Ceding Commissions
Ceding commissions decreased $0.1 million, or 2.3%, to $6.2 million for the three months ended June 30, 2011 from $6.4 million for the three months ended June 30, 2010. This decrease was due to lower net investment income from assets held in trust by our reinsurers which decreased $0.3 million during the period, lower service and administrative fees of $0.2 million offset by increased underwriting profits of $0.4 million due to positive underwriting performance. For the three months ended June 30, 2011, ceding commissions included $4.5 million in service and administrative fees, $1.6 million in underwriting profits from positive underwriting performance and $0.2 million in net investment income.

Ceding commissions increased $1.4 million, or 10.7%, to $14.4 million for the six months ended June 30, 2011 from $13.0 million for the six months ended June 30, 2010. This increase was due to additional service and administrative fees of $0.8 million from increased insurance production in the first quarter of 2011. Underwriting profits increased $1.3 million due to positive underwriting performance. In addition, net investment income from assets held in trust by our reinsurers decreased $0.7 million during the period. For the six months ended June 30, 2011, ceding commissions included $10.4 million in service and administrative fees, $3.7 million in underwriting profits from positive underwriting performance and $0.3 million in net investment income.

Net Investment Income
Net investment income was $0.9 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. The decrease was due to lower income earned on cash and fixed income securities.

Net investment income was $1.8 million for the six months ended June 30, 2011 and $1.9 million for the six months ended June 30, 2010. The decrease was principally due to lower income earned on fixed income securities and to a lesser extent income earned on cash.

Net Realized Gains
Net realized gains increased $1.1 million for the three months ended June 30, 2011 from the sale of approximately $15.3 million in securities during the quarter compared to $4.1 million for the same period in 2010.

Net realized gains increased $1.2 million for the six months ended June 30, 2011 from the sale of approximately $22.5 million in securities during the year to $4.3 million for the same period in 2010.

Net Earned Premium
Net earned premium increased $0.9 million, or 3.3%, to $27.5 million for the three months ended June 30, 2011 from $26.7 million for the three months ended June 30, 2010. Direct and assumed earned premium increased $2.4 million resulting from growth in net written premium due to new customers distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $1.5 million or 3.2%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for the three months ended June 30, 2011, matching the 64% for the same period in 2010.

Net earned premium increased $0.8 million, or 1.5%, to $56.0 million for the six months ended June 30, 2011 from $55.2 million for the six months ended June 30, 2010. Direct and assumed earned premium increased $3.8 million resulting from growth in net written premium due to new customers distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $3.0 million or 3.2%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for the six months ended June 30, 2011, up from 63% for the same period in 2010.

Expenses

Net Losses and Loss Adjustment Expense
Net losses and loss adjustment expense increased $1.9 million, or 26.4% to $9.3 million for the three months ended June 30, 2011, from $7.3 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, our direct and assumed losses increased by $2.7 million, or  14.8%,  as compared with the same period in 2010 due to unfavorable loss experience in the second quarter of 2011.  For the three months ended June 30, 2011, our ceded losses, which serve to decrease our net losses, were higher by $0.7 million, or 6.9%, compared with the three months ended June 30, 2010, thereby decreasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 55% overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended June 30, 2011, compared to 60% for the three months ended June 30, 2010.

Net losses and loss adjustment expense increased $2.5 million, or 15.7% to $18.6 million for the six months ended June 30, 2011, from $16.1 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, our direct and assumed losses increased by $1.5 million, or  4.1%,  as compared with the same period in 2010 due to unfavorable loss experience in the second quarter of 2011.  However, for the six months ended June 30, 2011, our ceded losses, were lower by $1.0 million, or 4.6%, compared with the six months ended June 30, 2010, thereby increasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 52% overall cession rate of direct and assumed losses and loss adjustment expenses for the six months ended June 30, 2011, compared to 57% for the six months ended June 30, 2010.

Commissions
Commissions decreased $0.5 million, or 3.0%, to $17.3 million for the three months ended June 30, 2011, from $17.9 million for the three months ended June 30, 2010. The decrease in commission expense resulted from a $0.5 million decrease in commissions earned on assumed credit insurance products sold. Retrospective commission expense decreased $0.4 million due to unfavorable underwriting results. Deferred policy acquisition cost amortization decreased by a $0.3 million. This decrease was offset in part by a $0.8 million increase in net commissions due to growth in net written premium.

Commissions decreased $1.4 million, or 3.7%, to $35.8 million for the six months ended June 30, 2011, from $37.2 million for the six months ended June 30, 2010. The decrease in commission expense resulted from a $0.9 million decrease in commissions earned on assumed credit insurance products sold. Retrospective commission expense decreased $1.7 million due to unfavorable underwriting results. This decrease was offset in part by a $0.6 million increase in deferred policy acquisition cost amortization. This decrease was offset in part by a $0.6 million increase in net commissions due to growth in net written premiums.

Personnel Costs
Personnel costs increased $2.1 million, or 22.5%, to $11.4 million for the three months ended June 30, 2011 from $9.3 million for the three months ended June 30, 2010. The increase resulted primarily from our 2011 and 2010 acquisitions, which increased personnel costs by $1.6 million and additional personnel expenses associated with being a public company in 2011.

Personnel costs increased $4.0 million, or 21.8%, to $22.4 million for the six months ended June 30, 2011 from $18.4 million for the six months ended June 30, 2010. The increase resulted primarily from our 2011 and 2010 acquisitions, which increased personnel costs by $2.6 million and additional personnel expenses associated with being a public company in 2011.

Other Operating Expenses
Other operating expenses increased $3.3 million, or 56.4%, to $9.2 million for the three months ended June 30, 2011 from $5.9 million for the three months ended June 30, 2010. The increase in other operating expenses is from the amortization of previously deferred acquisition costs of $0.2 million caused by increased marketing, administrative costs and premium taxes in prior periods. The additional increase in other operating expenses is due to $1.2 million in non-recurring charges, which included $0.6 million in costs related to contemplated acquisitions, $0.2 million in costs for corporate governance matters, $0.2 million for office relocation expenses, and $0.1 million in non-recurring statutory audits related to expanded licensing activities.  In addition, $0.8 million of the increase is attributable to public company costs, including increased auditing and professional fees, corporate insurance and director fees.  Also, 2011 and 2010 acquisitions increased other operating expenses by $0.6 million.

Other operating expenses increased $5.1 million, or 46.5%, to $16.2 million for the six months ended June 30, 2011 from $11.0 million for the six months ended June 30, 2010. The increase in other operating expenses is from the amortization of previously deferred acquisition costs of $1.0 million caused by increased marketing, administrative costs and premium taxes in prior periods. The additional increase in other operating expenses is due to $1.3 million in non-recurring charges, which included $0.8 million in costs related to contemplated acquisitions, $0.2 million in costs for corporate governance matters, $0.2 million for office relocation expenses, and $0.1 million in non-recurring statutory audits related to expanded licensing activities.  In addition, $1.2 million of the increase is attributable to public company costs, including increased auditing and professional fees, corporate insurance and director fees.  Also, 2011 and 2010 acquisitions increased other operating expenses by $1.1 million.

Depreciation
Depreciation expense increased $0.5 million, or 186.6%, to $0.8 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010. Depreciation expense increased $0.8 million, or 150.4%, to $1.4 million for the six months ended June 30, 2011 from $0.6 million for the six months ended June 30, 2010. The increase for both periods was primarily due to higher levels of depreciable assets in service at June 30, 2011 compared to June 30, 2010.

Amortization of Intangibles
Amortization expense increased $0.6 million, or 76.9%, to $1.4 million for the three months ended June 30, 2011 from $0.8 million for the three months ended June 30, 2010. Amortization expense increased $0.9 million, or 55.9%, to $2.4 million for the six months ended June 30, 2011 from $1.6 million for the six months ended June 30, 2010. The increase for both periods presented was primarily due to the 2010 and 2011 acquisitions which increased the level of amortizable intangibles.

Interest Expense
Interest expense decreased $0.1 million, or 3.0%, to $1.9 million for the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 continues to benefit from our efforts to eliminate higher rate debt late in 2010 but was partially offset by a higher level of borrowings on our credit facility necessary to fund our first quarter 2011 acquisitions along with additional borrowings to fund other working capital needs.

Interest expense increased $0.1 million, or 2.1%, to $4.0 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 included the write off of $0.3 million during the first quarter of 2011 for capitalized issuance costs associated with the redemption of preferred stock. Interest expense for the six months ended June 30, 2011 was positively impacted by the use of our IPO funds to eliminate higher rate debt late in 2010. Additionally, interest expense benefited from the redemption of our redeemable preferred stock on January 26, 2011. The reduction in higher rate borrowings was partially offset by the addition of approximately $41.8 million on our credit facility to fund the Auto Knight and eReinsure acquisitions in the first quarter of 2011.

Income Taxes
Income taxes decreased $1.3 million, or 57.8%, to $0.9 million for the three months ended June 30, 2011 compared with $2.2 million for 2010 due to lower pretax income for the period. Our effective tax rate was 37.2% for the three months ended June 30, 2011 compared to 37.3% for the same period in 2010.

Income taxes decreased $1.6 million, or 36.9%, to $2.7 million for the six months ended June 30, 2011 compared with $4.3 million for 2010. Our effective tax rate was 35.1% for the six months ended June 30, 2011 compared to 37.3% for the same period in 2010. The decrease in our effective tax rate was due to an decrease in forecasted taxable income. The variance between income tax expense based upon our effective tax rate versus actual income tax expense is attributable to a one-time prior year adjustment associated with goodwill.

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

The following tables reconcile segment information to our consolidated statements of income and provides a summary of other key financial information for each of our segments for the three and six months ended June 30, 2011:

(in thousands)	For the Three Months Ended
	June 30, 2011	Change from 2010	% Change from 2010	June 30, 2010
Payment Protection:
Service and administrative fees	$4,481	$1,241	38.3%	$3,240
Ceding commission	6,243	(146)	(2.3)	6,389
Net investment income	894	(92)	(9.3)	986
Net realized gains (losses)	1,132	1,085	2,308.5	47
Other income	38	(7)	(15.6)	45
Net earned premium	27,536	867	3.3	26,669
Net losses and loss adjustment expenses	(9,251)	(1,935)	26.4	(7,316)
Commissions	(17,323)	527	(3.0)	(17,850)
Payment Protection revenue	13,750	1,540	12.6	12,210
Operating expenses - Payment Protection	8,562	2,371	38.3	6,191
EBITDA	5,188	(831)	(13.8)	6,019
EBITDA margin	37.7%	(11.6)%	(23.5)	49.3%
Depreciation and amortization	1,324	739	126.3	585
Interest	1,043	(661)	(38.8)	1,704
Income before income taxes and non-controlling interest	2,821	(909)	(24.4)	3,730

BPO:
BPO revenue	3,691	(636)	(14.7)	4,327
Operating expenses	2,828	193	7.3	2,635
EBITDA	863	(829)	(49.0)	1,692
EBITDA margin	23.4%			39.1%
Depreciation and amortization	277	197	246.3	80
Interest	99	7	7.6	92
Income before income taxes and non-controlling interest	487	(1,033)	(68.0)	1,520

Brokerage:
Brokerage revenue	9,836	2,156	28.1	7,680
Operating expenses	7,527	1,742	30.1	5,785
EBITDA	2,309	414	21.8	1,895
EBITDA margin	23.5%			24.7%
Depreciation and amortization	591	193	48.5	398
Interest	783	594	314.3	189
Income before income taxes and non-controlling interest	935	(373)	(28.5)	1,308

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	1,727	1,115	182.2	612
EBITDA	(1,727)	(1,115)	182.2	(612)
EBITDA margin	—%			—%
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—
Income before income taxes and non-controlling interest	(1,727)	(1,115)	182.2	(612)

Segment revenue	27,277	3,060	12.6	24,217
Net losses and loss adjustment expenses	9,251	1,935	26.4	7,316
Commissions	17,323	(527)	(3.0)	17,850
Total revenue	53,851	4,468	9.0	49,383
Segment operating expenses	20,644	5,421	35.6	15,223
Net losses and loss adjustment expenses	9,251	1,935	26.4	7,316
Commissions	17,323	(527)	(3.0)	17,850
Total expenses before depreciation, amortization and interest	47,218	6,829	16.9	40,389

Total EBITDA	6,633	(2,361)	(26.3)	8,994
Depreciation and amortization	2,192	1,129	106.2	1,063
Interest	1,925	(60)	(3.0)	1,985
Total income before taxes and non-controlling interest	2,516	(3,430)	(57.7)	5,946
Income taxes	936	(1,284)	(57.8)	2,220
Less: non-controlling interest	2	48	(104.3)	(46)
Net income	$1,578	$(2,194)	(58.2)%	$3,772

(in thousands)	For the Six Months Ended
	June 30, 2011	Change from 2010	% Change from 2010	June 30, 2010
Payment Protection:
Service and administrative fees	9,009	$3,887	75.9%	$5,122
Ceding commission	14,401	1,388	10.7	13,013
Net investment income	1,835	(100)	(5.2)	1,935
Net realized gains (losses)	1,227	1,178	2,404.1	49
Other income	120	(6)	(4.8)	126
Net earned premium	55,973	811	1.5	55,162
Net losses and loss adjustment expenses	(18,624)	(2,531)	15.7	(16,093)
Commissions	(35,840)	1,359	(3.7)	(37,199)
Payment Protection revenue	28,101	5,986	27.1	22,115
Operating expenses - Payment Protection	17,060	5,775	51.2	11,285
EBITDA	11,041	211	1.9	10,830
EBITDA margin	39.3%	(9.7)%	(19.8)	49.0%
Depreciation and amortization	2,277	1,222	115.8	1,055
Interest	2,569	(796)	(23.7)	3,365
Income before income taxes and non-controlling interest	6,195	(215)	(3.4)	6,410

BPO:
BPO revenue	7,255	(1,635)	(18.4)	8,890
Operating expenses	5,447	38	0.7	5,409
EBITDA	1,808	(1,673)	(48.1)	3,481
EBITDA margin	24.9%			39.2%
Depreciation and amortization	517	263	103.5	254
Interest	162	(36)	(18.2)	198
Income before income taxes and non-controlling interest	1,129	(1,900)	(62.7)	3,029

Brokerage:
Brokerage revenue	18,727	2,788	17.5	15,939
Operating expenses	14,346	2,442	20.5	11,904
EBITDA	4,381	346	8.6	4,035
EBITDA margin	23.4%			25.3%
Depreciation and amortization	1,033	225	27.8	808
Interest	1,225	912	291.4	313
Income before income taxes and non-controlling interest	2,123	(791)	(27.1)	2,914

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	1,727	885	105.1	842
EBITDA	(1,727)	(885)	105.1	(842)
EBITDA margin	—%			—%
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—
Income before income taxes and non-controlling interest	(1,727)	(885)	105.1	(842)

Segment revenue	54,083	7,139	15.2	46,944
Net losses and loss adjustment expenses	18,624	2,531	15.7	16,093
Commissions	35,840	(1,359)	(3.7)	37,199
Total revenue	108,547	8,311	8.3	100,236
Segment operating expenses	38,580	9,140	31.0	29,440
Net losses and loss adjustment expenses	18,624	2,531	15.7	16,093
Commissions	35,840	(1,359)	(3.7)	37,199
Total expenses before depreciation, amortization and interest	93,044	10,312	12.5	82,732

Total EBITDA	15,503	(2,001)	(11.4)	17,504
Depreciation and amortization	3,827	1,710	80.8	2,117
Interest	3,956	80	2.1	3,876
Total income before taxes and non-controlling interest	7,720	(3,791)	(32.9)	11,511
Income taxes	2,711	(1,585)	(36.9)	4,296
Less: non-controlling interest	(172)	(141)	454.8	(31)
Net income	$5,181	$(2,065)	(28.5)%	$7,246

On January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the three months and six months ended June 30, 2010 have been reclassified from their prior period segment presentation. The impact of these 2010 reclassifications were $1.0 million in revenues and $1.0 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the three months June 30, 2011 and $2.4 million in revenues and $2.1 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the six months ended June 30, 2011.

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

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$1,578	$3,772	$5,181	$7,246
Depreciation	814	284	1,397	558
Amortization of intangibles	1,378	779	2,430	1,559
Interest expense	1,925	1,985	3,956	3,876
Income taxes	936	2,220	2,711	4,296
Net income (loss) attributable to non-controlling interest	2	(46)	(172)	(31)
EBITDA	6,633	8,994	15,503	17,504
Transaction costs (a)	612	87	793	374
Corporate governance study	248	—	248	—
Relocation expenses	207	—	207	—
Statutory audits	98	—	98	—
Re-audit expenses	—	450	—	450
Adjusted EBITDA	$7,798	$9,531	$16,849	$18,328

(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Payment Protection revenues increased $1.5 million, or 12.6%, to $13.8 million for the three months ended June 30, 2011 from $12.2 million for the three months ended June 30, 2010. The 2011 results include a full quarter of revenues from the acquisitions of Auto Knight, Continental Car Club and United Motor Club, which added $1.3 million of revenue. Realized gains on the sale if investments increased by $1.1 million. These increases were partially offset by a decrease in ceding commission revenue of $0.1 million and net underwriting revenue (net earned premium less net losses and loss adjustment expenses less commissions) of $0.5 million due to unfavorable underwriting results.

Payment Protection revenues increased $6.0 million, or 27.1%, to $28.1 million for the six months ended June 30, 2011 from $22.1 million for the six months ended June 30, 2010. The 2011 results include a full six months of revenues from the acquisitions of Auto Knight, Continental Car Club and United Motor Club, which added $3.8 million of revenue. Ceding commission revenue increased by $1.4 million due to favorable underwriting results and a realized gain on the sale of assets contributed $1.2 million.

Operating expenses increased $2.4 million, or 38.3%, to $8.6 million for the three months ended June 30, 2011 from $6.2 million for the three months ended June 30, 2010. This increase resulted primarily from the acquisitions of Auto Knight, Continental Car Club and United Motor Club which increased personnel costs by $0.6 million and other operating expense by $0.3 million. In addition, the increase resulted from additional costs associated with being a public company.

Operating expenses increased $5.8 million, or 51.2%, to $17.1 million for the six months ended June 30, 2011 from $11.3 million for the six months ended June 30, 2010. This increase resulted primarily from $3.2 million in expenses associated with being a public company and additional stock-based compensation expense. Also contributing to this increase was $2.0 million of expense from the acquisitions of Auto Knight, Continental Car Club and United Motor Club. In addition, we recorded $0.6 million of expense due to the amortization of previously deferred acquisition costs from additional marketing and administrative costs.

EBITDA decreased $0.8 million, or 13.8%, to $5.2 million for the three months ended June 30, 2011 from $6.0 million for the three months ended June 30, 2010. As a result, EBITDA margin for our Payment Protection segment was 37.7% for the three months ended June 30, 2011 compared with 49.3% for the three months ended June 30, 2010. The margin decrease resulted from incremental growth in operating expenses in relation to the growth in revenues.

EBITDA increased $0.2 million, or 1.9%, to $11.0 million for the six months ended June 30, 2011 from $10.8 million for the six months ended June 30, 2010. As a result, EBITDA margin for our Payment Protection segment was 39.3% for the six months ended June 30, 2011 compared with 49.0% for the six months ended June 30, 2010. The margin decrease resulted from incremental growth in operating expenses in relation to the growth in revenues.

BPO Segment
BPO revenues decreased $0.6 million or 14.7%, to $3.7 million for the three months ended June 30, 2011 from $4.3 million for the three months ended June 30, 2010. The decrease was driven by lower service and administrative fees of $0.6 million on our insurance company clients decreased due to regulatory changes that slowed the production for one of our main customers in 2011.

BPO revenues decreased $1.6 million or 18.4%, to $7.3 million for the six months ended June 30, 2011 from $8.9 million for the six months ended June 30, 2010. The decrease was driven by lower service and administrative fees of $0.3 million on debt cancellation programs of credit card companies. In addition, service and administration for our insurance company clients decreased $1.3 million due to regulatory changes that slowed the production for one of our main customers in 2011.

Operating expenses increased $0.2 million or 7.3%, to $2.8 million for the three months ended June 30, 2011 from $2.6 million for the three months ended June 30, 2010. This increase primarily resulted from the amortization of previously deferred acquisition costs of $0.2 million caused by increased marketing and administration costs. In addition, the segment had higher expenses related to being a public company which was offset by lower variable costs for processing and fulfillment associated with the decline in revenue.

Operating expenses increased $38.0 thousand or 0.7%, to $5.4 million for the six months ended June 30, 2011 from $5.4 million for the six months ended June 30, 2010. This primarily resulted from lower variable costs for processing and fulfillment associated with the decline in revenue offset by higher expenses related to being a public company.

EBITDA decreased $0.8 million, or 49.0%, to $0.9 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010. As a result, EBITDA margin for our BPO segment was 23.4% for the three months ended June 30, 2011 compared to 39.1% for the three months ended June 30, 2010.

EBITDA decreased $1.7 million, or 48.1%, to $1.8 million for the six months ended June 30, 2011 from $3.5 million for the six months ended June 30, 2010. As a result, EBITDA margin for our BPO segment was 24.9% for the six months ended June 30, 2011 compared to 39.2% for the six months ended June 30, 2010.

Brokerage Segment
The Brokerage segment includes the results of the eReinsure acquisition from March 3, 2011.

Brokerage revenues of $9.8 million for the three months ended June 30, 2011 were comprised primarily of $6.5 million in standard commissions and fees, $0.2 million in profit commissions, $2.5 million in fees from eReinsure, and $0.6 million of debt collection, premium financing and collateral recovery fees. Revenues were $7.7 million for the three months ended June 30, 2010 and were comprised primarily of $6.3 million of standard commissions and fees, $0.1 million of profit commission revenue and $1.3 million of debt collection, premium financing and collateral recovery fees.

Brokerage revenues of $18.7 million for the six months ended June 30, 2011 were comprised primarily of $12.2 million in standard commissions and fees, $1.6 million in profit commissions, $3.3 million in fees from eReinsure, and $1.6 million of debt collection, premium financing and collateral recovery fees. Revenues were $15.9 million for the six months ended June 30, 2010 and were comprised primarily of $12.0 million of standard commissions and fees, $1.1 million of profit commission revenue and $2.8 million of debt collection, premium financing and collateral recovery fees

Operating expenses for the three months ended June 30, 2011 were $7.5 million compared to $5.8 million for the same period in 2010. The majority of our expenses in this segment for the three months ended June 30, 2011 were personnel costs, which totaled $5.4 million, or 71.7%, of total operating expenses. eReinsure accounted for $1.0 million and $0.3 million of the personnel costs and operating expenses, respectively. For the three months ended June 30, 2010, the majority of our operating expenses in our Brokerage segment were personnel costs, which totaled $4.1 million or 71.4% of total operating expenses.

Operating expenses for the six months ended June 30, 2011 were $14.3 million compared to $11.9 million for the same period in 2010. The majority of our expenses in this segment for the six months ended June 30, 2011 were personnel costs, which totaled $10.0 million, or 69.4%, of total operating expenses. eReinsure accounted for $1.3 million and $0.4 million of the personnel costs and operating expenses, respectively. For the six months ended June 30, 2010, the majority of our operating expenses in our Brokerage segment were personnel costs, which totaled $8.3 million or 69.9% of total operating expenses.

EBITDA for the three months ended June 30, 2011 and 2010 was $2.3 million and $1.9 million, respectively. As a result, EBITDA margin for Brokerage segment was 23.5% and 24.7% for the three months ended June 30, 2011 and 2010, respectively.

EBITDA for the six months ended June 30, 2011 and 2010 was $4.4 million and $4.0 million, respectively. As a result, EBITDA margin for Brokerage segment was 23.4% and 25.3% for the three months ended June 30, 2011 and 2010, respectively.

Corporate Segment
We did not attribute any revenues to the Corporate segment during all periods presented.

Operating expenses for the three months ended June 30, 2011 were $1.7 million compared to $0.6 million for the same period in 2010. The increase was attributable to a combination of professional fees, transaction costs and costs associated with the moving of our corporate headquarters. Segment operating expenses for the three months ended June 30, 2010 were attributable to a combination of acquisition and re-audit professional fees and travel costs.

Operating expenses for the six months ended June 30, 2011 were $1.7 million compared to $0.8 million for the same period in 2010. The increase was attributable to a combination of professional fees, transaction costs and costs associated with the moving of our corporate headquarters. Segment operating expenses for the three months ended June 30, 2010 were attributable to a combination of acquisition and re-audit professional fees and travel costs.

Goodwill by Business Segment
The following table illustrates the amount of goodwill assigned to each business segment as of June 30, 2011:

(in thousands)	Goodwill Assigned by Segment
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental Car Club	5,427
United Motor Club	4,173
Auto Knight	4,321
Total Payment Protection	37,326

BPO:
Summit Partners Transactions	8,902
Total BPO	8,902

Brokerage:
Bliss & Glennon	29,917
CIRG	1,337
South Bay Acceptance Corporation	478
eReinsure	31,528
Total Brokerage	63,260

Total Goodwill	$109,488

As of January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The impact of these reclassification were $1.3 million in goodwill associated with CIRG being moved from the BPO segment into the Brokerage segment. On July 1, 2011 we sold CIRG, which will reduce goodwill by approximately $1.3 million for the quarter ending September 30, 2011.

During the quarter ended June 30, 2011, we determined the final valuations for Continental Car Club and United Motor Club. Accordingly,we reduced the amount of goodwill associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $4.3 million, respectively, in order to reflect the final valuation of goodwill acquired in those transactions.

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances and availability under our revolving credit facility. At June 30, 2011, we had total investments of $92.5 million, cash and cash equivalents of $18.0 million and $15.8 million of available capacity on our revolving credit facility. At December 31, 2010, we had total investments of $88.9 million, cash and cash equivalents of $43.4 million and $18.3 million of available capacity on our revolving credit facilities. Our total indebtedness, which includes notes payable, redeemable preferred stock and preferred trust securities, was $104.6 million at June 30, 2011 compared to $82.8 million at December 31, 2010. As of June 30, 2011, we paid approximately $10.7 million of the total $11.0 million principal amount and premium of redeemable preferred stock redeemed in the first quarter, and anticipate paying the remaining $0.4 million in the second half of 2011. We believe that our cash flow from operations and our availability under our credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We will use a portion of our cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

(in thousands)	June 30, 2011	December 31, 2010
Ordinary dividends	$—	$8,380
Extraordinary dividends	—	2,974
Total dividends	$—	$11,354

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

Preferred Trust Securities
In connection with the Summit Partners Transactions, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due 2037. The preferred trust securities bear interest at a rate of 9.61% per annum until the June 2012 interest payment date. Thereafter, interest on the preferred trust securities will be at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We are not permitted to redeem the preferred trust securities until after the June 2012 interest payment date. After such date, we may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly. On April 21, 2011, we entered into a forward interest rate swap with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in an effective rate of 7.57% after adding the applicable margin of 4.10%. The swap has a term of five years, commencing when the interest rate on the underlying preferred trust securities begins to float in June 2012 and terminating in June 2017.

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

Redeemable Preferred Stock
At June 30, 2011 and December 31, 2010, we had $0.4 million and $11.0 million outstanding of each of our Series A, B and C redeemable preferred stock, respectively. In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In conjunction with the redemption, the Company recorded a $0.2 million redemption premium during the three months ended March 31, 2011. In addition, the Series A, B and C redeemable preferred stock ceased accruing dividends on January 26, 2011.

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

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Six Months Ended
Cash provided by (used in):	June 30, 2011	June 30, 2010
Operating activities	$(1,005)	$2,349
Investing activities	(43,379)	(20,109)
Financing activities	18,975	6,922
Net change in cash and cash equivalents	$(25,409)	$(10,838)

Operating Activities
Net cash used by operating activities was $1.0 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $2.3 million, for the six months ended June 30, 2010. For the six months ended June 30, 2011, our net cash used by operating activities was attributable to the decrease in unearned premiums, unpaid claims and payments made for accrued expenses, accounts payable and other liabilities partially offset by our net income. For the six months ended June 30, 2010, our net cash provided from operating activities was from our net income and collections of reinsurance receivables which was partially offset by a decrease in unearned premiums and unpaid claims and an increase in other receivables.

Investing Activities
Net cash used in investing activities was $43.4 million for the six months ended June 30, 2011 and $20.1 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash used in investing activities primarily reflected cash used for the acquisitions of Auto Knight and eReinsure and the purchases of fixed maturity securities, partially offset by the sale of fixed maturity investments. For the six months ended June 30, 2010, net cash used in investing activities was primarily for the acquisition of South Bay Acceptance Corporation and Continental Car Club, the purchases of fixed-income securities and purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $19.0 million for the six months ended June 30, 2011 and $6.9 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash provided by financing activities reflected additional borrowings under our lines of credit of $75.5 million, of which approximately $41.8 million was used to to complete the acquisitions of Auto Knight and eReinsure, which was partially offset by $43.0 million used to pay-downs on our credit facilities and $10.7 million used for the redemption of our redeemable preferred stock. For the six months ended June 30, 2010, cash provided by financing activities was attributable to $25.5 million of borrowings on our credit facilities primarily for the acquisition of Continental Car Club partially offset by pay-downs of $18.5 million.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of June 30, 2011, are detailed in the table below by maturity date as of the dates indicated (in thousands):

(in thousands)	Payments due by period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes payable	$69,200	$—	$69,200	$—	$—
Preferred trust securities	35,000	—	—	—	35,000
Redeemable preferred stock (1)	350	350	—	—	—
Unpaid claims (2)	30,878	28,247	2,444	172	15
Total	$135,428	$28,597	$71,644	$172	$35,015

(1) We redeemed our Redeemable Preferred Stock in January 2011, thus it is estimated that all remaining amounts will be paid out in less than one year.
(2) Estimated. See "-Unpaid Claims." Net unpaid claims are: total $12,247; less than 1 year $11,204; 1-3 years $969; 3-5 years $68; and more than 5 years $6.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness and redeemable preferred stock. As of June 30, 2011, we had $69.2 million outstanding under our revolving facility with SunTrust at an interest rate of 6.00%, which is based on an adjusted LIBOR rate. On March 1, 2011, Wells Fargo, N.A. became a new lender under the revolving credit facility with Sun Trust which increased the existing credit facility by an additional $30.0 million, to a maximum borrowing capacity of $85.0 million. We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. In April 2011, we entered into a forward starting interest rate swap transaction to convert the floating rate portion of our preferred trust securities to a fixed rate. This transaction begins in June 2012.

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

At June 30, 2011, approximately 78.0% of our $170.6 million of reinsurance receivables were protected from credit risk by using various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement, compared to $169.4 million or 73.0% at December 31, 2010. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, 82.2% at June 30, 2011 compared to 66.8% at December 31, 2010, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness, which includes notes payable, redeemable preferred stock and preferred trust securities, was $104.6 million at June 30, 2011 compared to $82.8 million at December 31, 2010. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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

We may enter into hedging transactions that may become ineffective.
Part of our interest rate risk strategy involves entering into hedging transactions to mitigate the risk of variable interest rate instruments by converting the variable interest rate to a fixed interest rate. Each hedging item must be regularly evaluated for hedge effectiveness. If it is determined that a hedging transaction is ineffective, we may be require to record losses reflected in our results of operations which could adversely impact our financial condition.

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
At June 30, 2011 we had 20,510,254 shares of common stock outstanding, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
For the three and six months ended June 30, 2011, the Company did not have any purchases of its stock.

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
**

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
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
**
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	**
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	(3)
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	**
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	**
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	**
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	**
10.11	Line of Credit Note of Fortegra Financial Corporation, dated April 6, 2009, issued to Columbus Bank and Trust Company.	**
10.12	Stock Pledge and Security Agreement, dated as of April 6, 2009, by and between Fortegra Financial Corporation and Columbus Bank and Trust Company.	**
10.13	Loan and Security Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, as borrower and Wells Fargo Capital Finance, LLC, as lender.	**
10.14	General Continuing Guaranty, dated as of June 10, 2010, by Fortegra Financial Corporation, as guarantor, in favor of Wells Fargo Capital Finance, LLC	**
10.15	Servicing and Management Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, and Wells Fargo Capital Finance, LLC.	**
10.16	Line of Credit Agreement, dated as of April 6, 2009, by and among Columbus Bank and Trust Company, Fortegra Financial Corporation and LOTS Intermediate Co.	**
10.17	Modification Agreement, dated as of April 27, 2010, by and among Fortegra Financial Corporation, LOTS Intermediate Co. and Columbus Bank and Trust Company.	**
10.18	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	**
10.19	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	**
10.20	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	**
10.21	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	**
10.22	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.22.1	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	** (1)
10.23	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Michael Vrban.	** (1)
10.24	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Daniel A. Reppert.	** (1)
10.25	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and W. Dale Bullard.	** (1)
10.26	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Robert S. Fullington.	** (1)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
10.27	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	** (1)
10.28	2005 Equity Incentive Plan.	** (1)
10.29	Key Employee Stock Option Plan (1995) Agreement.	** (1)
10.30	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	**
10.31	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	**
10.32	2010 Omnibus Incentive Plan.	** (1)
10.33	Employee Stock Purchase Plan.	** (1)
10.34	Deferred Compensation Agreement, dated as of May 1, 2005 between Life of the South Corporation and W. Dale Bullard.	** (1)
10.35	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.36	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Robert S. Fullington.	** (1)
10.37
Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.
** (2)
10.38	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.39	Incentive Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.40	Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.41	Stock Option Agreement by and between Life of the South Corporation and Dale Bullard, dated as of October 25, 2007.	** (1)
10.42	Incentive Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.43	Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.44	Stock Option Agreement by and between Life of the South Corporation and Robert Fullington, dated as of October 25, 2007.	** (1)
10.45	Stock Option Agreement by and between Life of the South Corporation and Daniel Reppert, dated as of October 25, 2007.	** (1)
10.46	Stock Option Agreement by and between Life of the South Corporation and Michael Vrban, dated as of October 25, 2007.	** (1)
10.47	Form of Restricted Stock Award Agreement for Directors.	** (1)
10.48	Form of Restricted Stock Award Agreement for Employees.	** (1)
10.49	Form of Restricted Stock Award Agreement (Bonus Pool).	** (1)
10.50	Form of Nonqualified Stock Option Award Agreement.	** (1)
10.51	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	** (1)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2011 and twelve months ended December 31, 2010, (iv) the Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.
Submitted electronically herewith (4)

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
(4)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date: August 15, 2011	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer