Form 10-Q
period 2011-09-30
Fortegra Financial Corp
filed 2011-11-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 OR

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 31, 2011 was 20,574,730.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2011

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

The following Form 10-Q for the three and nine months ended September 30, 2011 should be read in conjunction with our Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2010.

ITEM 1. FINANCIAL STATEMENTS OF FORTEGRA FINANCIAL CORPORATION

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	September 30, 2011	December 31, 2010
Assets:
Investments
Fixed maturity securities available-for-sale at fair value (amortized cost of $82,666 in 2011 and $82,124 in 2010)	$85,169	$85,786
Equity securities available-for-sale at fair value (cost of $1,227 in 2011 and $1,955 in 2010)	1,240	1,935
Short-term investments	1,070	1,170
Total investments	87,479	88,891
Cash and cash equivalents	23,114	43,389
Restricted cash	9,679	15,722
Accrued investment income	853	880
Notes receivable	2,604	1,485
Other receivables	25,284	25,473
Reinsurance receivables	169,908	169,382
Deferred acquisition costs	62,539	65,142
Property and equipment, net	15,140	11,996
Goodwill	108,418	74,047
Other intangibles, net	38,684	39,997
Other assets	4,993	5,505
Total assets	$548,695	$541,909

Liabilities:
Unpaid claims	$30,397	$32,693
Unearned premiums	216,988	210,430
Accrued expenses, accounts payable and other liabilities	27,182	41,844
Deferred revenue	22,494	25,611
Notes payable	64,000	36,713
Preferred trust securities	35,000	35,000
Redeemable preferred stock	100	11,040
Deferred income taxes	22,067	24,691
Total liabilities	418,228	418,022
Commitments and Contingencies (Note 15)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,574,730 and 20,256,735 shares issued in 2011 and 2010, respectively	206	203
Treasury stock (44,578 shares in 2011 and 2010, respectively)	(176)	(176)
Additional paid-in capital	95,993	95,556
Accumulated other comprehensive (loss) income, net of tax (expense) of $385 and $(1,235), in 2011 and 2010, respectively	(716)	2,293
Retained earnings	34,624	25,308
Stockholders' equity before non-controlling interest	129,931	123,184
Non-controlling interest	536	703
Total stockholders' equity	130,467	123,887
Total liabilities and stockholders' equity	$548,695	$541,909

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Service and administrative fees	$10,125	$9,229	$28,041	$26,047
Brokerage commissions and fees	8,611	6,034	25,686	19,168
Ceding commission	7,027	9,455	21,428	22,468
Net investment income	801	865	2,636	2,799
Net realized gains	1,196	107	2,423	156
Net earned premium	28,673	28,255	84,646	83,417
Other income (loss)	18	(6)	138	120
Total revenues	56,451	53,939	164,998	154,175

Expenses:
Net losses and loss adjustment expenses	9,714	10,993	28,338	27,086
Commissions	17,926	16,432	53,766	53,631
Personnel costs	10,945	9,526	33,365	27,939
Other operating expenses	7,171	6,500	23,331	17,527
Depreciation	886	431	2,283	990
Amortization of intangibles	998	788	3,428	2,346
Interest expense	1,906	2,246	5,862	6,122
Loss on sale of subsidiary	477	—	477	—
Total expenses	50,023	46,916	150,850	135,641

Income before income taxes and non-controlling interest	6,428	7,023	14,148	18,534
Income taxes	2,292	2,576	5,003	6,872
Income before non-controlling interest	4,136	4,447	9,145	11,662
Less: net income (loss) attributable to non-controlling interest	1	—	(171)	(31)
Net income	$4,135	$4,447	$9,316	$11,693

Earnings per share:
Basic	$0.20	$0.28	$0.46	$0.74
Diluted	$0.19	$0.26	$0.44	$0.69
Weighted average common shares outstanding:
Basic	20,404,441	15,742,336	20,355,057	15,742,336
Diluted	21,214,365	17,057,157	21,375,184	17,057,157

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2009	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$23,210	$1,475	$80,793
Net income	—	—	—	—	—	—	16,203	20	16,223
Change in unrealized gains, net of tax of ($370)	—	—	—	—	—	686	—	68	754
Comprehensive income	—	—	—	—	—	686	16,203	88	16,977
Change in par value	—	(844)	—	—	844	—	—	—	—
Stock-based compensation	160,000	2	—	—	174	—	—	—	176
Redemption of minority interest	—	—	—	—	—	—	—	(860)	(860)
Options exercised	44,185	—	—	—	203	—	—	—	203
Conversion of Class A common stock	—	—	—	—	—	—	(14,105)	—	(14,105)
Issuance of common stock	4,265,637	43	—	—	40,660	—	—	—	40,703
Balance, December 31, 2010	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$25,308	$703	$123,887
Net income	—	—	—	—	—	—	9,316	(171)	9,145
Change in unrealized loss on swap, net of tax of $1,155	—	—	—	—	—	(2,145)	—	—	(2,145)
Change in unrealized gains and losses, net of tax of $464	—	—	—	—	—	(864)	—	4	(860)
Comprehensive income	—	—	—	—	—	(3,009)	9,316	(167)	6,140
Stock-based compensation	—	—	—	—	615	—	—	—	615
Options exercised, net of forfeitures	317,995	3	—	—	648	—	—	—	651
Initial public offering costs	—	—	—	—	(826)	—	—	—	(826)
Balance, September 30, 2011	20,574,730	$206	(44,578)	$(176)	$95,993	$(716)	$34,624	$536	$130,467

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Activities
Net income	$9,316	$11,693
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred policy acquisition costs	2,921	(2,172)
Depreciation and amortization	5,711	3,336
Deferred income tax expense	2,860	1,886
Net realized (gains) losses	(2,423)	(156)
Loss on sale of subsidiary	477	—
Stock-based compensation expense	615	119
Amortization of premiums and discounts on investments	408	238
Non-controlling interest	(171)	68
Change in allowance for doubtful accounts	(106)	(30)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions
Accrued investment income	39	33
Other receivables	2,958	(2,483)
Reinsurance recoverables	(527)	6,946
Other assets	559	(1,406)
Unpaid claims	(2,296)	(2,705)
Unearned premiums	6,558	(7,511)
Accrued expenses, accounts payable and other liabilities	(20,964)	(2,856)
Deferred revenue	(5,595)	—
Commissions payable	—	(2,156)
Net cash flows (used in) provided by operating activities	340	2,844

Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	7,418	8,214
Proceeds from sales of available-for-sale investments	33,663	5,023
Proceeds from maturities of short term investments	100	50
Purchases of available-for-sale investments	(37,859)	(19,660)
Purchases of property and equipment	(5,411)	(6,322)
Net (paid) for acquisitions of subsidiaries, net of cash received	(40,611)	(20,598)
Sale of subsidiary, net of cash paid	(153)	—
Net proceeds from notes receivable	24	542
Change in restricted cash	6,043	2,971
Net cash flows used in investing activities	(36,786)	(29,780)

Financing activities
Payments on notes payable	(64,263)	(18,509)
Proceeds from notes payable	91,550	35,035
Capitalized closing costs for notes payable	—	(1,587)
Payments for initial public offering costs	(827)	—
Payments on redeemable preferred stock	(10,940)	(100)
Net proceeds from exercise of stock options	651	—
Net cash flows provided by financing activities	16,171	14,839
Net decrease in cash and cash equivalents	(20,275)	(12,097)
Cash and cash equivalents, beginning of period	43,389	29,940
Cash and cash equivalents, end of period	$23,114	$17,843

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations
Fortegra Financial Corporation and its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. The Company is traded on the New York Stock Exchange under the symbol FRF. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The consolidated financial statements include the Company and its majority-owned and controlled subsidiaries, including:

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

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited interim Consolidated Financial Statements of Fortegra Financial Corporation and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "the guidance") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's Annual Report for the year ended December 31, 2010.

Fortegra's interim Consolidated Financial Statements as of September 30, 2011 and 2010 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Fortegra's financial position and results of operations for each of the interim periods presented. Results of operations for three and nine months ending September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2011.

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

The Company's investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as Variable Interest Entities, ("VIE") and the Company is the primary beneficiary, in which case the investments are consolidated in accordance with ASC 810, "Consolidation." Investments that do not meet the above criteria are accounted for under the cost method.

On July 1, 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a $1.1 million note receivable with a first priority lien security interest in the assets of CIRG and other property of the buyers. The note receivable is included on the Consolidated Balance Sheets in Notes Receivable.

The Company performed a detailed analysis of the CIRG sale transaction and has determined that CIRG is considered a VIE as defined in ASC 810, in which the Company has an interest due to the note financing. The Company further determined that its maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable of $1.1 million as of September 30, 2011 and that the Company is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results.

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

2. Recently Issued Accounting Standards
In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted this new guidance on January 1, 2011. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.

Recent Accounting Pronouncements - Not Yet Adopted
In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Companies will be allowed to perform a qualitative assessment of goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

These changes become effective for the Company on January 1, 2012. Early adoption is permitted. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

3. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares, which includes outstanding stock options and non-vested restricted stock awards, using the treasury stock method. Potentially dilutive common shares for which the exercise price was greater than the average market price of common shares are excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. Earnings per share is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator for both basic and diluted earnings per share:
Net income available to common stockholders	$4,135	$4,447	$9,316	$11,693

Denominator:
Total average basic common shares outstanding	20,404,441	15,742,336	20,355,057	15,742,336
Effect of dilutive stock options and restricted stock awards	809,924	1,314,821	1,020,127	1,314,821
Total average diluted common shares outstanding	21,214,365	17,057,157	21,375,184	17,057,157

Earnings per share-basic	$0.20	$0.28	$0.46	$0.74
Earnings per share-diluted	$0.19	$0.26	$0.44	$0.69

Weighted average anti-dilutive common shares	512,298	—	283,762	—

4. Business Combinations and Dispositions
Acquisitions
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

The following table presents assets acquired, liabilities assumed and goodwill recorded for acquisitions made during 2011 based on their fair values as of their respective acquisition dates:

	Auto Knight	eReinsure
ASSETS:
Cash	$—	$3,662
Investments	1,216	1,212
Other receivables	613	2,266
Deferred policy acquisition costs	341	—
Property and equipment	—	142
Other intangibles	—	2,115
Other assets	—	54
Net deferred tax asset	576	1,686

LIABILITIES:
Accrued expenses and accounts payable	(325)	(2,634)
Commissions payable	(122)	—
Deferred revenue	(1,729)	(750)
Net assets acquired	570	7,753
Purchase consideration	4,750	39,281
Goodwill	$4,180	$31,528

None of the goodwill attributable to the 2011 acquisitions is expected to be tax deductible.

The financial results of eReinsure have been included in the Company's results beginning March 3, 2011. Revenue and net income since eReinsure's acquisition date included in the Company's consolidated statement of income for the three and nine months ended September 30, 2011 are as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2011
Revenue	$2,473	$5,768

Net income*	$285	$706

*-Transaction costs included for the respective acquisition.	$—	$101

The following unaudited pro forma summary presents the Company's consolidated financial information as if eReinsure had been acquired on January 1, 2010. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquired company to reflect the additional interest expense associated with the funding necessary to complete the acquisition and any amortization of intangibles that would have been charged to operations assuming the intangible assets would have existed on January 1, 2011 and 2010, excluding the transaction costs and the consequential tax effect.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$2,473	$3,081	$7,223	$7,743

Net income	$285	$612	$822	$872

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

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. During 2011, the Company determined the final valuations for Continental Car Club and United Motor Club. The values below include measurement period adjustments recorded through the quarter ended September 30, 2011. The Company reduced the amount of goodwill associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $3.9 million, respectively, and increased other intangibles by $6.4 million and $4.3 million, respectively, and increased deferred tax liabilities associated with United Motor Club by $0.4 million, in order to reflect the final valuation of goodwill acquired in those transactions.

The measurement period adjustment was recorded based on information obtained subsequent to the acquisitions related to tradenames, agent relationships and non-compete agreements at the acquisition date. The December 31, 2010 balances for goodwill and other intangibles assets on the Consolidated Balance Sheets have been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, "Business Combinations". The following table summarizes the assets acquired and liabilities assumed as of the respective acquisition date, including the effect of the measurement period adjustments recorded during 2011, as discussed above:

	Continental Car Club	United Motor Club
ASSETS:
Cash	$961	$660
Other receivables	1,140	730
Deferred policy acquisition costs	10,749	7,557
Property and equipment	3	52
Other intangibles	7,482	5,750
Other assets	29	10
Net deferred tax asset	915	247

LIABILITIES:
Accrued expenses and accounts payable	(506)	(501)
Commissions payable	(1,052)	(356)
Deferred revenue	(13,204)	(9,226)
Net deferred tax liability	—	—
Net assets acquired	6,517	4,923
Purchase consideration	11,944	9,504
Goodwill	$5,427	$4,581

Dispositions
In July 2011, the Company sold its wholly owned subsidiary, CIRG, for a sales price of $1.2 million, comprised of cash and a $1.1 million secured note receivable. For the three months ended September 30, 2011, the Company recorded a $0.5 million loss on the sale of CIRG.

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of fixed maturity securities and equity securities available-for-sale for the following periods are as follows:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	September 30, 2011
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$21,784	$1,203	$(6)	$22,981
Municipal securities	15,685	307	(5)	15,987
Corporate securities	42,935	1,523	(646)	43,812
Mortgage-backed securities	1,421	31	—	1,452
Asset-backed securities	841	96	—	937
Total fixed maturity securities	$82,666	$3,160	$(657)	$85,169

Common stock - publicly traded	$133	$8	$(2)	$139
Preferred stock - publicly traded	50	2	—	52
Common stock - non-publicly traded	43	5	—	48
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,227	$15	$(2)	$1,240

	December 31, 2010
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$24,220	$887	$(61)	$25,046
Municipal securities	10,416	212	(12)	10,616
Corporate securities	41,906	2,488	(172)	44,222
Mortgage-backed securities	3,619	117	—	3,736
Asset-backed securities	1,963	203	—	2,166
Total fixed maturity securities	$82,124	$3,907	$(245)	$85,786

Common stock - publicly traded	$475	$12	$(173)	$314
Preferred stock - publicly traded	199	3	(6)	196
Common stock - non-publicly traded	280	153	(9)	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,955	$168	$(188)	$1,935

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority. At September 30, 2011 and December 31, 2010, the Company had restricted investments with carrying values of $16.5 million and $17.5 million, respectively, of which $9.6 million and $9.9 million, respectively, are related to special deposits required by various state insurance departments.

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,200	$2,232	$4,357	$4,397
Due after one year through five years	40,089	41,000	30,825	31,944
Due after five years through ten years	24,737	25,407	25,546	27,109
Due after ten years through twenty years	2,732	2,937	4,223	4,296
Due after twenty years	10,646	11,204	11,591	12,137
Mortgage-backed securities	1,421	1,452	3,619	3,737
Asset-backed securities	841	937	1,963	2,166
Total fixed maturity securities	$82,666	$85,169	$82,124	$85,786

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses were segregated into the following time periods during which the investments had been in unrealized loss positions are as follows:

	September 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$1,248	$(6)	$—	$—	$1,248	$(6)
Municipal securities	1,628	(5)	—	—	1,628	(5)
Corporate securities	16,323	(646)	—	—	16,323	(646)
Mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total fixed maturity securities	$19,199	$(657)	$—	$—	$19,199	$(657)

Common stock - publicly traded	$1	$(2)	$—	$—	$1	$(2)
Preferred stock - publicly traded	—	—	—	—	—	—
Common stock - non-publicly traded	—	—	—	—	—	—
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$1	$(2)	$—	$—	$1	$(2)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury
and U.S. government agencies	$5,988	$(61)	$—	$—	$5,988	$(61)
Municipal securities	472	(12)	—	—	472	(12)
Corporate securities	8,174	(172)	—	—	8,174	(172)
Mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total fixed maturity securities	$14,634	$(245)	$—	$—	$14,634	$(245)

Common stock - publicly traded	$—	$—	$197	$(173)	$197	$(173)
Preferred stock - publicly traded	142	(6)	—	—	142	(6)
Common stock - non-publicly traded	12	(9)	—	—	12	(9)
Preferred stock - non-publicly traded	—	—	—	—	—	—
Total equity securities	$154	$(15)	$197	$(173)	$351	$(188)

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

As of September 30, 2011, there were 30 fixed maturity and 2 equity securities in unrealized loss positions. The Company does not intend to sell these investments and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. For the three months and nine months ended September 30, 2011 the Company deemed that 8 equity securities were other than temporarily impaired and recorded an impairment charge of $0.2 million. As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. During 2010, based on its quarterly review, management deemed 8 equity securities to be other-than-temporarily

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

impaired and an impairment charge of $0.1 million was recorded. For the three months and nine months ended September 30, 2010, no impairment write-downs were recorded by the Company.

The following table summarizes the proceeds from the sale of available-for-sale investment securities, the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Gross proceeds from sales	$11,143	$724	$33,663	$5,023

Gross realized gains	$1,414	$107	$2,663	$254
Gross realized losses	(68)	—	(90)	(98)
Total net gains from sales	$1,346	$107	$2,573	$156
Impairment write-downs (other-than-temporary impairments)	$(150)	$—	$(150)	$—
Total realized investment gains	$1,196	$107	$2,423	$156

The following schedule details the components of net investment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Fixed income securities	$782	$897	$2,544	$2,782
Cash on hand and on deposit	63	35	180	224
Common and preferred stock dividends	24	16	56	44
Notes receivable	34	44	123	124
Other income	23	—	107	—
Investment expenses	(125)	(127)	(374)	(375)
Net investment income	$801	$865	$2,636	$2,799

6. Reinsurance Receivables
The Company has various reinsurance agreements in place whereby the amount of risk in excess of the Company's retention is reinsured by unrelated domestic and foreign insurance companies. The Company remains liable to policyholders in the event that the assuming companies are unable to meet their obligations. The effects of reinsurance on premiums written and earned and losses and loss adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$94,432	$80,982	$82,111	$77,799	$241,979	$235,420	$220,757	$228,390
Ceded	(61,361)	(52,309)	(52,157)	(49,544)	(154,227)	(150,774)	(137,972)	(144,973)
Net	$33,071	$28,673	$29,954	$28,255	$87,752	$84,646	$82,785	$83,417

Losses and LAE incurred	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Direct and assumed	$21,589	$22,003	$60,752	$59,630
Ceded	(11,875)	(11,010)	(32,414)	(32,544)
Net losses and LAE incurred	$9,714	$10,993	$28,338	$27,086

Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. The following table reflects the components of the reinsurance receivables at:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	September 30, 2011	December 31, 2010
Prepaid reinsurance premiums:
Life	$41,289	$48,342
Accident and health	29,925	29,289
Property	74,893	65,023
Total	146,107	142,654

Ceded claim reserves:
Life	1,672	1,421
Accident and health	9,533	9,376
Property	7,335	9,455
Total ceded claim reserves recoverable	18,540	20,252
Other reinsurance settlements recoverable	5,261	6,476
Reinsurance receivables	$169,908	$169,382

Reinsurance receivables are based upon estimates and are reported on the Consolidated Balance Sheets separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. Included in reinsurance receivables at September 30, 2011 and December 31, 2010 are $121.1 million and $121.2 million recoverable from three unrelated reinsurers. The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Since London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At September 30, 2011, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

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

The Company completed the acquisition of Auto Knight on January 1, 2011 and eReinsure on March 3, 2011, recording goodwill of $4.2 million and $31.5 million, respectively. On May 15, 2010, the Company purchased 100% of the stock of Continental Car Club and initially recorded $11.8 million in goodwill associated with the transaction. On September 1, 2010, the Company purchased 100% of the stock of United Motor Club and initially recorded $8.5 million in goodwill associated with the transaction. The values of certain assets and liabilities were preliminary in nature, and were subject to adjustment within 12 months of the close of the acquisition as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. In July 2011, the Company sold CIRG, a part of its Brokerage segment, which reduced goodwill by $1.3 million at September 30, 2011.

During 2011, the Company determined the final valuations for Continental Car Club and United Motor Club. The Company reduced the amount of goodwill associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $3.9 million, respectively, and increased other intangibles in order to reflect the final valuation of goodwill acquired in those transactions. The December 31, 2010 balances for goodwill, below, have been revised to include the effect of the measurement period adjustments. Changes in goodwill balances by segment are as follows:

	Payment Protection	BPO	Brokerage	Total
Balance at December 31, 2010	$33,413	$10,239	$30,395	$74,047
Segment reclassifications	—	(1,337)	1,337	—
Goodwill disposed of during 2011	—	—	(1,337)	(1,337)
Goodwill acquired during 2011	4,180	—	31,528	35,708
Balance at September 30, 2011	$37,593	$8,902	$61,923	$108,418

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

8. Other Intangible Assets
Other intangible assets and their respective amortization periods are as follows:

		September 30, 2011			December 31, 2010
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7-15	$23,732	$(7,893)	$15,839	$23,732	$(5,982)	$17,750
Tradename	Indefinite	18,475	—	18,475	18,075	—	18,075
Software	10	5,471	(1,763)	3,708	3,971	(1,390)	2,581
Present value of future profits	0.3 to 0.75	763	(616)	147	548	—	548
Non-compete agreements	1.5 - 3	2,755	(2,240)	515	2,755	(1,712)	1,043
Total		$51,196	$(12,512)	$38,684	$49,081	$(9,084)	$39,997

The Company recorded $2.1 million of other intangibles in conjunction with the eReinsure acquisition. Changes in other intangible assets are as follows:

December 31, 2010	$39,997
Intangible assets of acquired businesses	2,115
Amortization	(3,428)
September 30, 2011	$38,684

In connection with the acquisitions of Continental Car Club and United Motor Club, the Company initially recorded $1.1 million and $1.4 million, respectively, in other intangibles assets. During 2011, the Company determined the final valuations for Continental Car Club and United Motor Club. The Company increased the amount of other intangibles associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $4.3 million, respectively, and decreased goodwill in order to reflect the final valuation of goodwill acquired in those transactions. The December 31, 2010 balance for other intangible assets, above, has been revised to include the effect of the measurement period adjustments.

The Company recognized amortization expense on other intangibles of:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total	$998	$788	$3,428	$2,346

The estimated amortization of other intangible assets for each of the next five years ending December 31 is as follows:

2011 (remaining three months)	$1,066
2012	3,221
2013	3,013
2014	3,000
2015	2,992
Thereafter	6,917
Total	$20,209

9. Notes Payable

Notes payable consist of the following at:	September 30, 2011	December 31, 2010
SunTrust Bank, revolving line of credit — $85.0 million at September 30, 2011 and $55.0 million at December 31, 2010, maturing June 2013	$64,000	$36,713
Total notes payable	$64,000	$36,713

Revolving Credit Agreement - The Company is party to an $85.0 million revolving credit agreement with SunTrust Bank, N.A., as administrative agent (the "Agent"), and certain lenders, which matures in June 2013 (the "Facility"). The Facility bears interest at a variable Base Rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) adjusted

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company can select at its discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed EURO Dollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to the Company's leverage ratio.

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

The following is a summary of the Company's more significant financial covenants related to the Facility:

	Covenant	September 30, 2011
Minimum debt service charge ratio	1.25	3.76
Maximum debt to EBITDA ratio	3.50	2.33

At September 30, 2011, the Company is in compliance with the above covenants on its line of credit.

Wells Fargo Capital Finance, LLC Line of Credit - On February 7, 2011, the Company terminated its existing revolving $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which was never drawn upon. Upon termination, South Bay paid the fees and expenses owed under the Loan Agreement of $0.1 million, including interest on the Minimum Funding Amount (as defined in the Loan Agreement), unused line fees and monthly loan administration fees. The Company continues to amortize previously capitalized costs with a remaining balance of $0.3 million at September 30, 2011 associated with the Wells Fargo Capital Finance, LLC Line of Credit in connection with the Wells Fargo Joinder to the Facility.

The interest rates on notes payable at the end of the respective periods are as follows:

	September 30, 2011	December 31, 2010
Line of Credit — SunTrust	4.43%	6.00%
Line of Credit — Wells Fargo	N/A	3.30%

10. Redeemable Preferred Stock

Redeemable preferred stock securities consist of the following as of:	September 30, 2011	December 31, 2010
Series A - matures 2034	$—	$7,140
Series B - matures 2034	—	2,000
Series C - matures 2035	100	1,900
Total redeemable preferred stock	$100	$11,040

In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of its intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In conjunction with the redemption, the Company recorded a total of $0.6 million redemption premium and previously capitalized deferred issuance costs were charged to operations for the nine months ended September 30, 2011. The Series A, B and C redeemable preferred stock ceased accruing dividends on the mandatory redemption date of January 26, 2011.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

11. Derivative Financial Instruments - Interest Rate Swap
On April 21, 2011, the Company entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly for an effective rate of 7.57% after adding the applicable margin on the trust preferred securities of 4.10%. The Swap, which has been designated a cash flow hedge, has a term of five years, commencing when the interest rate on the underlying trust preferred securities begins to float in June 2012 and expiring in June 2017. As of September 30, 2011, the Company recorded a $2.1 million unrealized loss, net of tax, on the fair value of the Swap in accumulated other comprehensive income and recorded $3.3 million in other liabilities and $1.2 million in deferred taxes.

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

Other receivables: The carrying amounts approximate fair value because of the short duration there is no associated interest rate charged.

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

The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value by level within the fair value hierarchy at September 30, 2011 and December 31, 2010:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
September 30, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$85,169	$—	$85,169	$—
Common stock - publicly traded	139	101	—	38
Preferred stock - publicly traded	52	52	—	—
Common stock - non-publicly traded	48	—	—	48
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,070	1,070	—	—
Total assets	$87,479	$1,223	$85,169	$1,087

Liabilities
Interest rate swap contract	3,299	—	3,299	—
Total liabilities	$3,299	$—	$3,299	$—

December 31, 2010
Assets
Fixed maturity securities	$85,786	—	$85,786	$—
Common stock - publicly traded	314	314	—	—
Preferred stock - publicly traded	196	53	143	—
Common stock - non-publicly traded	424	—	—	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,170	1,170	—	—
Total Assets	$88,891	$1,537	$85,929	$1,425

The Company's use of Level 3 unobservable inputs included 7 securities that accounted for 1.2% of total investments at September 30, 2011 and 5 securities that accounted for 1.6% of total investments at December 31, 2010. The following table summarizes the changes in Level 3 assets measured at fair value as of:

September 30, 2011
Beginning balance	$1,425
Total gains or losses (realized/unrealized):
Included in net income	372
Included in comprehensive (loss)	(148)
Sales	(607)
Net transfers into Level 3	45
Ending balance	$1,087

The carrying value and fair value of financial instruments are presented in the following table:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,114	$23,114	$43,389	$43,389
Fixed maturity securities	85,169	85,169	85,786	85,786
Common stock - publicly traded	139	139	314	314
Preferred stock - publicly traded	52	52	196	196
Common stock - non-publicly traded	48	48	424	424
Preferred stock - non-publicly traded	1,001	1,001	1,001	1,001
Notes receivable	2,604	2,604	1,485	1,485
Other receivables	25,284	25,284	25,473	25,473
Short-term investments	1,070	1,070	1,170	1,170
Total financial assets	$138,481	$138,481	$159,238	$159,238

Financial liabilities:
Notes payable	$64,000	$64,000	$36,713	$36,713
Preferred trust securities	35,000	35,000	35,000	35,000
Redeemable preferred stock	100	100	11,040	11,040
Interest rate swap contract	3,299	3,299	—	—
Total financial liabilities	$102,399	$102,399	$82,753	$82,753

13. Income Taxes
Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. At September 30, 2011, the Company estimates that its effective annual income tax rate for 2011 will approximate 36.9%.

14. Statutory Reporting and Dividend Restrictions
The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. For the nine months ended September 30, 2011, $1.4 million in ordinary dividends were paid. In 2010, Life of the South Insurance Company received approval from the insurance department of its state of domicile to pay extraordinary dividends of $1.3 million, to the Company. Also in 2010, Insurance Company of the South received approval from the insurance department of its state of domicile to pay an extraordinary dividend of $1.7 million, with 30% to Life of the South Insurance Company and 70% to the Company. All dividends from subsidiaries were eliminated in the consolidated financial statements.

The combined statutory capital and surplus of the Company's insurance subsidiaries was $49.7 million and $46.2 million as of September 30, 2011 and December 31, 2010, respectively. The combined amount available for ordinary dividends of the Company's insurance subsidiaries was $1.9 million and $1.6 million as of September 30, 2011 and December 31, 2010, respectively.

The Company's insurance subsidiaries are required by the laws of the states in which they are domiciled to maintain certain statutory capital and surplus levels. The required minimum statutory capital and surplus totaled $13.0 million as of September 30, 2011 and December 31, 2010, respectively.

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claims and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance companies' RBC level as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of September 30, 2011 and December 31, 2010.

15. Commitments and Contingencies
The Company is party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

In the Company's Payment Protection business, it is currently a defendant in lawsuits that relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Such litigation includes Lawson v. Life of the South Insurance Co., which was filed on March 13, 2006, in the Superior Court of Muscogee County, Georgia, and later moved to the United States District Court for the Middle District of Georgia, Columbus Division. The action is brought by the plaintiff, individually and on behalf of a class of all persons similarly situated. The allegations involve the Company's alleged duty to refund unearned premiums on credit insurance policies, even when the Company has not been informed of the payoff of the underlying finance contract. The action seeks an injunction requiring remedial action, as well as a variety of damages, including punitive damages, and attorney fees and costs. To date, a class has not been certified in this action.

The Company considers such litigation customary in its line of business. In the Company's opinion, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the Company's financial position, results of operations or cash flows. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business.

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

The following table reconciles segment information to the Company's consolidated results of operations and provides a summary of other key financial information for each of the Company's segments:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Segment Net Revenue
Payment Protection
Service and administrative fees	$5,695	$3,449	$14,704	$8,572
Ceding commission	7,027	9,455	21,428	22,468
Net investment income	801	865	2,636	2,799
Net realized gains	1,196	107	2,423	156
Other income	18	(62)	138	64
Net earned premium	28,673	28,255	84,646	83,417
Net losses and loss adjustment expenses	(9,714)	(10,993)	(28,338)	(27,086)
Commissions	(17,926)	(16,432)	(53,766)	(53,631)
Total Payment Protection	15,770	14,644	43,871	36,759
BPO	3,833	4,715	11,088	13,605
Brokerage
Brokerage commissions and fees	8,611	6,031	25,686	19,163
Service and administrative fees	597	1,124	2,249	3,931
Total Brokerage	9,208	7,155	27,935	23,094
Total	28,811	26,514	82,894	73,458

Operating Expenses
Payment Protection	8,349	6,435	25,409	17,720
BPO	2,717	2,588	8,164	7,997
Brokerage (1)	7,491	5,783	21,837	17,687
Corporate	36	1,220	1,763	2,062
Total	18,593	16,026	57,173	45,466

EBITDA
Payment Protection	7,421	8,209	18,462	19,039
BPO	1,116	2,127	2,924	5,608
Brokerage (1)	1,717	1,372	6,098	5,407
Corporate	(36)	(1,220)	(1,763)	(2,062)
Total	10,218	10,488	25,721	27,992

Depreciation and Amortization
Payment Protection	927	327	3,204	1,382
BPO	307	457	824	711
Brokerage	650	435	1,683	1,243
Total	1,884	1,219	5,711	3,336

Interest
Payment Protection	1,053	1,873	3,622	5,238
BPO	96	126	258	324
Brokerage	757	247	1,982	560
Total	1,906	2,246	5,862	6,122

Income before income taxes and non-controlling interest
Payment Protection	5,441	6,009	11,636	12,419
BPO	713	1,544	1,842	4,573
Brokerage (1)	310	690	2,433	3,604
Corporate	(36)	(1,220)	(1,763)	(2,062)
Total income before income taxes and non-controlling interest	6,428	7,023	14,148	18,534
Income Taxes	2,292	2,576	5,003	6,872
Less: net income (loss) attributable to non-controlling interest	1	—	(171)	(31)
Net income	$4,135	$4,447	$9,316	$11,693

(1) - Includes loss on sale of subsidiary of $477 for the three and nine months ended September 30, 2011, respectively.

As of January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the three months and nine months ended September 30, 2010 have been reclassified from their prior period segment presentation. The impact of these 2010 reclassifications were $0.9 million in revenues and $0.8 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

the three months ended September 30, 2011 and $3.3 million in revenues and $2.9 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the nine months ended September 30, 2011.

Reconciliation of Segment Net Revenue and EBITDA to Total Revenue and Net Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
Payment Protection	$15,770	$14,644	$43,871	$36,759
BPO	3,833	4,715	11,088	13,605
Brokerage	9,208	7,155	27,935	23,094
Segment revenue	28,811	26,514	82,894	73,458
Net losses and loss adjustment expenses	9,714	10,993	28,338	27,086
Commissions	17,926	16,432	53,766	53,631
Total revenue	56,451	53,939	164,998	154,175

Operating Expenses
Payment Protection	8,349	6,435	25,409	17,720
BPO	2,717	2,588	8,164	7,997
Brokerage (1)	7,491	5,783	21,837	17,687
Corporate	36	1,220	1,763	2,062
Total Operating Expenses	18,593	16,026	57,173	45,466
Net losses and loss adjustment expenses	9,714	10,993	28,338	27,086
Commissions	17,926	16,432	53,766	53,631
Total expenses before depreciation, amortization and interest	46,233	43,451	139,277	126,183

EBITDA
Payment Protection	7,421	8,209	18,462	19,039
BPO	1,116	2,127	2,924	5,608
Brokerage (1)	1,717	1,372	6,098	5,407
Corporate	(36)	(1,220)	(1,763)	(2,062)
Total	10,218	10,488	25,721	27,992

Depreciation and amortization
Payment Protection	927	327	3,204	1,382
BPO	307	457	824	711
Brokerage	650	435	1,683	1,243
Total	1,884	1,219	5,711	3,336

Interest
Payment Protection	1,053	1,873	3,622	5,238
BPO	96	126	258	324
Brokerage	757	247	1,982	560
Total	1,906	2,246	5,862	6,122

Income before income taxes and non-controlling interest
Payment Protection	5,441	6,009	11,636	12,419
BPO	713	1,544	1,842	4,573
Brokerage (1)	310	690	2,433	3,604
Corporate	(36)	(1,220)	(1,763)	(2,062)
Total Income before income taxes and non-controlling interest	6,428	7,023	14,148	18,534
Income taxes	2,292	2,576	5,003	6,872
Less: net income (loss) attributable to non-controlling interest	1	—	(171)	(31)
Net income	$4,135	$4,447	$9,316	$11,693

(1) - Includes loss on sale of subsidiary of $477 for the three and nine months ended September 30, 2011, respectively.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

17. Related Party Transactions
In connection with the Summit Partners acquisition of the Company on June 20, 2007, $20.0 million of subordinated debentures were issued to affiliates of Summit Partners, a related party, and reported in the notes payable line of the Consolidated Balance Sheets. The subordinated debentures had an original maturity of June 20, 2012, which was subsequently amended to mature in June 2013, and bore interest at 14% per annum on the principal amount of such subordinated debentures, payable quarterly. In December 2010, the Company utilized a portion of the proceeds received from its IPO to pay off the entire $20.0 million of outstanding subordinated debentures for $20.6 million, which included accrued but unpaid interest to the redemption date.

The following details interest expense paid to related parties for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Related party interest expense	$—	$715	$—	$2,123

18. Subsequent Events
On October 3, 2011, the Company acquired Pacific Benefits Group Northwest, LLC ("PBG"), a leading U.S. independent insurance agency. PBG markets and sells health, accident, critical illness and life insurance policies. Headquartered in Beaverton, OR, PBG has 48 full and part time employees and is licensed as an agent in 42 states.

In November 2011, The Board of Directors authorized a share repurchase program for purchasing up to $10.0 million of the Company's common stock from time to time through open market or private transactions.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part I, Item 1 of this Form 10-Q.

Overview
We are an insurance services company that provides distribution and administration services and insurance-related products to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. We sell our services and products directly to businesses rather than directly to consumers.

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

•
Our Brokerage segment is marketed under our Bliss & Glennon, eReinsure and South Bay Acceptance brands. We acquired eReinsure in March 2011. The acquisition of eReinsure allows us to broaden our relationships with major insurers, reinsurers and brokers worldwide who use the eReinsure system to assist in the management of facultative reinsurance transactions. Bliss & Glennon, acquired in April 2009, is one of the largest surplus lines brokers in California according to the Surplus Line Association of California, and ranked in the top 10 wholesale brokers in the United States in 2010 by premium volume according to Business Insurance, an industry publication. The Brokerage segment uses a wholesale model to sell specialty property and casualty ("P&C") and surplus lines insurance through retail insurance brokers and agents and insurance companies, as well the placement of reinsurance risks on reinsurers. We believe that our emphasis on customer service, rapid responsiveness to submissions and underwriting integrity in this segment has resulted in high customer satisfaction among retail insurance brokers and agents and insurance companies.

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

In March 2008, we acquired Gulfco Life Insurance Company to expand the presence of our Payment Protection segment in the Louisiana market. In December 2008, we acquired Darby & Associates, a wholesale provider of payment protection products in North Carolina. This acquisition expanded our Payment Protection segment in North Carolina, which is that segment's third largest state in terms of 2010 revenues and an important foothold with our consumer finance company clients (our largest distribution channel within the Payment Protection segment). In April 2009, we acquired Bliss & Glennon, an excess and surplus lines wholesale insurance broker, and entered into the brokerage business, which continued our strategic expansion of specialized and administration services for insurance carriers and other financial services businesses.

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

We historically have used a combination of borrowings under our credit facilities and cash on hand to pay the purchase price of our acquisitions. The following table summarizes our acquisition activity through September 30, 2011:

(in thousands, except number of acquisitions closed)	September 30, 2011
Number of acquisitions closed	2

Total cash consideration	$44,031

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

In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our capital stock for $6.0 million. In connection with the IPO, Summit Partners sold 1,548,675 shares of common stock. At September 30, 2011, affiliates of Summit Partners beneficially owned 60.5% of our common stock.

Critical Accounting Policies
Fortegra's critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2011 are unchanged from the disclosures presented in Fortegra's Annual Report for the year ended December 31, 2010 in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Brokerage Commissions and Fees.  Brokerage commissions and fees consist of commissions paid to us by insurance companies, net of the portion of the commissions we share with retail insurance brokers and agents. The commissions we receive from insurance carriers are typically calculated as a percentage of the premiums paid for the specialized and complex insurance products (commonly known as "surplus lines") we distribute. We typically earn our commissions on the later of the effective date of the policy or the date coverage is bound. We pay our retail insurance agent and broker clients a portion of the gross commissions we receive from insurance carriers for placing insurance. In certain cases, our Brokerage segment also charges fees for policy issuance, inspections and other types of transactions. Our Brokerage fees also consist of revenues generated by eReinsure for licensed users and for the transactions completed through its platform.

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

 Gross commission rates for the products that we distribute in our Brokerage segment, whether acting as a wholesale broker or as a Managing General Agent ("MGA"), generally range from 15% to 25% of the annual premium for the policy. Brokerage commissions and fees net of commissions paid to our retail insurance agent and broker clients typically approximate 10%.

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

EXECUTIVE SUMMARY
Net income for the three months ended September 30, 2011 decreased $0.3 million or 7.0% to $4.1 million compared to $4.4 million for the same period in 2010. Earnings per share on a fully diluted basis was $0.19 for the three months ended September 30, 2011 compared to $0.26 for the same prior period. The decrease in net income was attributable principally to the loss associated with the sale of CIRG, higher commission expense and personnel costs which were partially offset by lower net losses and loss adjustment expense and realized investment sale gains. Overall our revenues for the three months ended September 30, 2011 increased $2.5 million or 4.7% to $56.5 million from $53.9 million for the same prior period, resulting from higher brokerage fees of $2.6 million and net realized gains of $1.1 million, partially offset by lower ceding commissions of $2.4 million. Total expenses increased $3.1 million or 6.6% to $50.0 million for the three months ended September 30, 2011 from $46.9 million for the same prior period. The increase was attributable to a $1.5 million increase in commission expense, a $1.4 million increase in personnel costs and a $0.5 million loss on the sale of our subsidiary CIRG, while net losses and loss adjustment expenses decreased $1.3 million.

Net income for the nine months ended September 30, 2011 decreased $2.4 million or 20.3% to $9.3 million from $11.7 million for the same prior period. Earnings per share on a fully diluted basis was $0.44 for the nine months ended September 30, 2011 compared to $0.69 for the same period in 2010. Overall our revenues for the nine months ended September 30, 2011 increased $10.8 million or 7.0% to $165.0 million from $154.2 million for the same period in 2010 with brokerage commissions, net earned premiums and net realized gains contributing to the majority of the increase. Total expenses increased $15.2 million or 11.2% to $150.9 million for the nine months ended September 30, 2011 from $135.6 million for the same period in 2010. The majority of the increase was associated with our own internal expansion and acquired businesses and included $5.4 million in additional personnel costs, $5.8 million in higher other operating expenses and a $2.4 million increase in depreciation and amortization of intangibles.

Results of Operations
The following tables set forth our Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010:

(in thousands, except shares and per share amounts)	For the Three Months Ended
	September 30, 2011	Change from 2010	% Change from 2010	September 30, 2010
Revenues:
Service and administrative fees	$10,125	$896	9.7%	$9,229
Brokerage commissions and fees	8,611	2,577	42.7	6,034
Ceding commission	7,027	(2,428)	(25.7)	9,455
Net investment income	801	(64)	(7.4)	865
Net realized gains	1,196	1,089	1,017.8	107
Net earned premium	28,673	418	1.5	28,255
Other income	18	24	(400.0)	(6)
Total Revenues	56,451	2,512	4.7	53,939

Expenses:
Net losses and loss adjustment expenses	9,714	(1,279)	(11.6)	10,993
Commissions	17,926	1,494	9.1	16,432
Personnel costs	10,945	1,419	14.9	9,526
Other operating expenses	7,171	671	10.3	6,500
Depreciation	886	455	105.6	431
Amortization of intangibles	998	210	26.6	788
Interest expense	1,906	(340)	(15.1)	2,246
Loss on sale of subsidiary	477	477	100.0	—
Total Expenses	50,023	3,107	6.6	46,916

Income before income taxes and non-controlling interest	6,428	(595)	(8.5)	7,023
Income Taxes	2,292	(284)	(11.0)	2,576
Income before non-controlling interest	4,136	(311)	(7.0)	4,447
Less: net income (loss) attributable to non-controlling interest	1	1	100.0	—
Net income	$4,135	$(312)	(7.0)%	$4,447

Earnings per share:
Basic	$0.20			$0.28
Diluted	$0.19			$0.26
Weighted average common shares outstanding:
Basic	20,404,441			15,742,336
Diluted	21,214,365			17,057,157

(in thousands, except shares and per share amounts)	For the Nine Months Ended
	September 30, 2011	Change from 2010	% Change from 2010	September 30, 2010
Revenues:
Service and administrative fees	$28,041	$1,994	7.7%	$26,047
Brokerage commissions and fees	25,686	6,518	34.0	19,168
Ceding commission	21,428	(1,040)	(4.6)	22,468
Net investment income	2,636	(163)	(5.8)	2,799
Net realized gains	2,423	2,267	1,453.2	156
Net earned premium	84,646	1,229	1.5	83,417
Other income	138	18	15.0	120
Total Revenues	164,998	10,823	7.0	154,175

Expenses:
Net losses and loss adjustment expenses	28,338	1,252	4.6	27,086
Commissions	53,766	135	0.3	53,631
Personnel costs	33,365	5,426	19.4	27,939
Other operating expenses	23,331	5,804	33.1	17,527
Depreciation	2,283	1,293	130.6	990
Amortization of intangibles	3,428	1,082	46.1	2,346
Interest expense	5,862	(260)	(4.2)	6,122
Loss on sale of subsidiary	477	477	100.0	—
Total Expenses	150,850	15,209	11.2	135,641

Income before income taxes and non-controlling interest	14,148	(4,386)	(23.7)	18,534
Income Taxes	5,003	(1,869)	(27.2)	6,872
Income before non-controlling interest	9,145	(2,517)	(21.6)	11,662
Less: net income (loss) attributable to non-controlling interest	(171)	(140)	451.6	(31)
Net income	$9,316	$(2,377)	(20.3)%	$11,693

Earnings per share:
Basic	$0.46			$0.74
Diluted	$0.44			$0.69
Weighted average common shares outstanding:
Basic	20,355,057			15,742,336
Diluted	21,375,184			17,057,157

Revenues

Service and Administrative Fees
Service and administrative fees for the three months ended September 30, 2011 increased 9.7% to $10.1 million compared to the three months ended September 30, 2010. This increase resulted from a $2.2 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $1.8 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010, and growth in our core business of $0.4 million. These increases were offset by a $0.9 million reduction in our BPO segment revenues and $0.5 million of lower debt collection and collection recovery fees.

Service and administrative fees for the nine months ended September 30, 2011increased 7.7%, or $2.0 million to $28.0 million from $26.0 million for the nine months ended September 30, 2010. The increase resulted from a $6.1 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $5.6 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010, and growth in our core business of $0.5 million. These increases were partially offset by a $2.5 million reduction in our BPO segment revenues and $1.6 million of lower debt collection and collection recovery fees.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended September 30, 2011increased $2.6 million or 42.7%, to $8.6 million from $6.0 million for the three months ended September 30, 2010. The acquisition of eReinsure in March 2011 contributed $2.5 million in fees and Bliss & Glennon contributed an increase of $0.1 million in both contingent commissions and net commissions and fees.

Brokerage commissions and fees for the nine months ended September 30, 2011 increased $6.5 million or 34.0%, to $25.7 million from $19.2 million for the nine months ended September 30, 2010. The acquisition of eReinsure in March 2011 contributed $5.8 million in fees and Bliss & Glennon contributed an increase of $0.7 million in both contingent commissions and net commissions and fees.

Ceding Commissions
Ceding commissions for the three months ended September 30, 2011 decreased $2.4 million, or 25.7%, to $7.0 million from $9.5 million for the three months ended September 30, 2010. This decrease was largely due to a third quarter 2010 realized gain of $2.0 million on the sale of assets held in trust for our benefit that was not repeated in the third quarter of 2011. For the three months ended September 30, 2011, ceding commissions included $5.1 million in service and administrative fees, $1.7 million in underwriting profits from positive underwriting performance and $0.2 million in net investment income.

Ceding commissions for the nine months ended September 30, 2011 decreased $1.0 million, or 4.6%, to $21.4 million from $22.5 million for the nine months ended September 30, 2010. This decrease was due to lower net gains of $2.0 million on the sale of assets held in trust for our benefit that was not repeated in 2011 offset by additional service and administrative fees of $0.5 million from increased insurance production in the first nine months of 2011. In addition, underwriting profits increased $0.9 million due to positive underwriting performance. Net investment income from assets held in trust by our reinsurers decreased $0.4 million during the period. For the nine months ended September 30, 2011, ceding commissions included $15.5 million in service and administrative fees, $5.4 million in underwriting profits from positive underwriting performance and $0.5 million in net investment income.

Net Investment Income
Net investment income for the three months ended September 30, 2011 was $0.8 million compared to $0.9 million for the three months ended September 30, 2010. The decrease was principally due to lower income on fixed income securities which was partially offset by higher income earned on cash.

Net investment income for the nine months ended September 30, 2011 was $2.6 million and $2.8 million for the nine months ended September 30, 2010. The decrease was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash.

Net Realized Gains
Net realized gains for the three months ended September 30, 2011 increased $1.1 million for the three months ended September 30, 2011 from the sale of approximately $11.1 million in securities during the quarter compared to $0.7 million sold for the same period in 2010.

Net realized gains for the nine months ended September 30, 2011 increased $2.3 million from the sale of approximately $33.7 million in securities during the year compared to $5.0 million sold for the same period in 2010.

Net Earned Premium
Net earned premium for the three months ended September 30, 2011 increased $0.4 million, or 1.5%, to $28.7 million from $28.3 million for the three months ended September 30, 2010. Direct and assumed earned premium increased $3.2 million resulting from growth in net written premium due to new customers distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $2.8 million or 5.6%. On average, we maintained a 65% overall cession rate of direct and assumed earned premium for the three months ended September 30, 2011, up from the 64% for the same period in 2010.

Net earned premium for the nine months ended September 30, 2011 increased $1.2 million, or 1.5%, to $84.6 million from $83.4 million for the nine months ended September 30, 2010. Direct and assumed earned premium increased $7.0 million resulting from growth in net written premium due to new customers distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $5.8 million or 4.0%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for the nine months ended September 30, 2011, up from 63% for the same period in 2010.

Expenses

Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended September 30, 2011 decreased $1.3 million, or 11.6% to $9.7 million, from $11.0 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, our direct and assumed losses decreased by $0.4 million, or 1.9%, as compared with the same period in 2010 due to favorable loss experience in the third quarter of 2011.  For the three months ended September 30, 2011 our losses ceded to reinsurers, which decrease our net losses and loss adjustment expenses, were higher by $0.9 million, or 7.9%, compared with the three months ended September 30, 2010, thereby decreasing our net losses and loss adjustment expenses by the corresponding amount. Our overall cession rate, which measures the amount of losses with reinsurance coverage, on average was 55% of direct and assumed losses and loss adjustment expenses for the three months ended September 30, 2011, compared to 50% for the three months ended September 30, 2010.

Net losses and loss adjustment expenses for the nine months ended September 30, 2011 increased $1.3 million, or 4.6% to $28.3 million, from $27.1 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, our direct and assumed losses increased by $1.1 million, or 1.9%, as compared with the same period in 2010 due to unfavorable loss experience for the nine months of 2011.  However, for the nine months ended September 30, 2011, our ceded losses were lower by $0.1 million, or 0.4%, compared with the nine months ended September 30, 2010, thereby increasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 53% overall cession rate of direct and assumed losses and loss adjustment expenses for the nine months ended September 30, 2011, compared to 55% for the nine months ended September 30, 2010.

Commissions
Commissions for the three months ended September 30, 2011 increased $1.5 million, or 9.1%, to $17.9 million for the three months ended September 30, 2011, from $16.4 million for the three months ended September 30, 2010. The increase in commission expense resulted from a $2.2 million increase in net commissions due to growth in net written premiums. Retrospective commission expense increased $0.6 million due to favorable underwriting results and deferred policy acquisition cost amortization increased by $1.4 million.

Commissions for the nine months ended September 30, 2011increased $0.1 million, or 0.3%, to $53.8 million, from $53.6 million for the nine months ended September 30, 2010. The increase in commission expense resulted from a $2.0 million increase in net commissions due to growth in net written premiums. Retrospective commission expense decreased $1.0 million due to unfavorable underwriting results and deferred policy acquisition cost amortization increased by $0.8 million.

Personnel Costs
Personnel costs for the three months ended September 30, 2011 increased $1.4 million, or 14.9%, to $10.9 million, from $9.5 million for the three months ended September 30, 2010. The increase resulted predominantly from our 2011 and 2010 acquisitions, which increased personnel costs by $1.4 million.

Personnel costs for the nine months ended September 30, 2011 increased $5.4 million, or 19.4%, to $33.4 million from $27.9 million for the nine months ended September 30, 2010. The majority of the increase resulted from our 2011 and 2010 acquisitions, which increased personnel costs by $4.7 million.

Other Operating Expenses
Other operating expenses for the three months ended September 30, 2011 increased $0.7 million, or 10.3%, to $7.2 million from $6.5 million for the three months ended September 30, 2010. The increase in other operating expenses is principally attributable to our 2011 and 2010 acquisitions, while cost control measures kept expense levels in other areas of our business relatively consistent with the prior year period.

Other operating expenses for the nine months ended September 30, 2011 increased $5.8 million, or 33.1%, to $23.3 million from $17.5 million for the nine months ended September 30, 2010. The additional increase in other operating expenses is primarily due to $1.3 million in non-recurring charges, which included $0.8 million in costs related to contemplated acquisitions, $0.2 million in costs for corporate governance matters, $0.2 million for office relocation expenses, and $0.1 million in non-recurring statutory audits related to expanded licensing activities. In addition, $1.5 million of the increase is attributable to public company costs, including increased auditing and professional fees, corporate insurance and director fees. Also, our 2011 and 2010 acquisitions increased other operating expenses by $1.9 million.

Depreciation
Depreciation expense for the three months ended September 30, 2011 increased $0.5 million, or 105.6%, to $0.9 million for the three months ended September 30, 2011 from $0.4 million for the three months ended September 30, 2010. Depreciation expense for the nine months ended September 30, 2011 increased $1.3 million, or 130.6%, to $2.3 million from $1.0 million for the nine months ended September 30, 2010. The increase for both periods was primarily due to higher levels of depreciable assets in service at September 30, 2011 compared to September 30, 2010.

Amortization of Intangibles
Amortization expense for the three months ended September 30, 2011 increased $0.2 million, or 26.6%, to $1.0 million from $0.8 million for the three months ended September 30, 2010. Amortization expense increased $1.1 million, or 46.1%, to $3.4 million for the nine months ended September 30, 2011 from $2.3 million for the nine months ended September 30, 2010. The increase for both periods presented was primarily due to the 2010 and 2011 acquisitions which increased the level of amortizable intangibles.

Interest Expense
Interest expense for the three months ended September 30, 2011 decreased $0.3 million, or 15.1%, to $1.9 million from $2.2 million for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 continues to benefit from our efforts to eliminate higher rate debt late in 2010. In mid-September 2011, we changed the base rate for our line of credit to a EURO Dollar Funding thereby reducing our interest rate from 6.00% to 4.10% on $53.0 million in outstanding borrowings for a period of three months. After three months the Company will determine its cash funding needs and select the borrowing term and rate that best fits its interest rate risk profile.

Interest expense for the nine months ended September 30, 2011 decreased $0.3 million, or 4.2%, to $5.9 million from $6.1 million for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 included the write off of $0.3 million during the first quarter of 2011 for capitalized issuance costs associated with the redemption of preferred stock. Interest expense for the nine months ended September 30, 2011 was positively impacted by the use of our IPO funds to eliminate higher rate debt late in 2010 as well as the previously mentioned lower rate associated with the base rate changing to a EURO Dollar Funding, as described above. Additionally, interest expense benefited from the redemption of our redeemable preferred stock on January 26, 2011. The reduction in higher rate borrowings was partially offset by the addition of approximately $41.8 million on our credit facility to fund the Auto Knight and eReinsure acquisitions in the first quarter of 2011.

Loss on sale of subsidiary
On July 1, 2011, we sold our wholly owned subsidiary, Creative Investigations Recovery Group, LLC, ("CIRG"), for a sales price of $1.2 million, for cash and a $1.1 million secured note receivable. For the three months ended September 30, 2011 we recorded a $0.5 million loss on the sale of this subsidiary.

Income Taxes
Income taxes for the three months ended September 30, 2011 decreased $0.3 million, or 11.0%, to $2.3 million compared with $2.6 million for 2010 due primarily to lower income before income taxes. Our effective tax rate was 35.7% for the three months ended September 30, 2011 compared to 36.7% for the same period in 2010.

Income taxes for the nine months ended September 30, 2011 decreased $1.9 million, or 27.2%, to $5.0 million compared with $6.9 million for 2010 due primarily to lower income before income taxes. Our effective tax rate was 35.4% for the nine months ended September 30, 2011 compared to 37.1% for the same period in 2010.

Our effective income tax rate differs from the Federal statutory income tax rate due primarily to the effects of state income taxes, other adjustments, such as tax exempt interest, the small life insurance company deduction and other permanent differences between our financial statements and our Federal income tax return. The lower effective income tax rates for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, resulted primarily from variations in state income taxes and other adjustments in relation to income before income taxes.

Results of Operations - Segments

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We do allocate certain revenues and costs to our segments. These items primarily consist of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. We measure the profitability of our business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. We refer to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

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

The following tables reconcile segment information to our consolidated statements of income and provides a summary of other key financial information for each of our segments for the three and nine months ended September 30, 2011 and 2010:

(in thousands)	For the Three Months Ended
	September 30, 2011	Change from 2010	% Change from 2010	September 30, 2010
Payment Protection:
Service and administrative fees	$5,695	$2,246	65.1%	$3,449
Ceding commission	7,027	(2,428)	(25.7)	9,455
Net investment income	801	(64)	(7.4)	865
Net realized gains (losses)	1,196	1,089	1,017.8	107
Other income	18	80	(129.0)	(62)
Net earned premium	28,673	418	1.5	28,255
Net losses and loss adjustment expenses	(9,714)	1,279	(11.6)	(10,993)
Commissions	(17,926)	(1,494)	9.1	(16,432)
Payment Protection revenue	15,770	1,126	7.7	14,644
Operating expenses - Payment Protection	8,349	1,914	29.7	6,435
EBITDA	7,421	(788)	(9.6)	8,209
EBITDA margin	47.1%			56.1%
Depreciation and amortization	927	600	183.5	327
Interest	1,053	(820)	(43.8)	1,873
Income before income taxes and non-controlling interest	5,441	(568)	(9.5)	6,009

BPO:
BPO revenue	3,833	(882)	(18.7)	4,715
Operating expenses	2,717	129	5.0	2,588
EBITDA	1,116	(1,011)	(47.5)	2,127
EBITDA margin	29.1%			45.1%
Depreciation and amortization	307	(150)	(32.8)	457
Interest	96	(30)	(23.8)	126
Income before income taxes and non-controlling interest	713	(831)	(53.8)	1,544

Brokerage:
Brokerage revenue	9,208	2,053	28.7	7,155
Operating expenses (1)	7,491	1,708	29.5	5,783
EBITDA (1)	1,717	345	25.1	1,372
EBITDA margin	18.6%			19.2%
Depreciation and amortization	650	215	49.4	435
Interest	757	510	206.5	247
Income before income taxes and non-controlling interest (1)	310	(380)	(55.1)	690

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	36	(1,184)	(97.0)	1,220
EBITDA	(36)	1,184	(97.0)	(1,220)
EBITDA margin	—%			—%
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—
Income before income taxes and non-controlling interest	(36)	1,184	(97.0)	(1,220)

Segment revenue	28,811	2,297	8.7	26,514
Net losses and loss adjustment expenses	9,714	(1,279)	(11.6)	10,993
Commissions	17,926	1,494	9.1	16,432
Total revenue	56,451	2,512	4.7	53,939
Segment operating expenses	18,593	2,567	16.0	16,026
Net losses and loss adjustment expenses	9,714	(1,279)	(11.6)	10,993
Commissions	17,926	1,494	9.1	16,432
Total expenses before depreciation, amortization and interest	46,233	2,782	6.4	43,451

Total EBITDA	10,218	(270)	(2.6)	10,488
Depreciation and amortization	1,884	665	54.6	1,219
Interest	1,906	(340)	(15.1)	2,246
Total income before taxes and non-controlling interest	6,428	(595)	(8.5)	7,023
Income taxes	2,292	(284)	(11.0)	2,576
Less: non-controlling interest	1	1	100.0	—
Net income	$4,135	$(312)	(7.0)%	$4,447

(1) - Includes loss on sale of subsidiary of $477 for the three months ended September 30, 2011.

(in thousands)	For the Nine Months Ended
	September 30, 2011	Change from 2010	% Change from 2010	September 30, 2010
Payment Protection:
Service and administrative fees	14,704	$6,132	71.5%	$8,572
Ceding commission	21,428	(1,040)	(4.6)	22,468
Net investment income	2,636	(163)	(5.8)	2,799
Net realized gains (losses)	2,423	2,267	1,453.2	156
Other income	138	74	115.6	64
Net earned premium	84,646	1,229	1.5	83,417
Net losses and loss adjustment expenses	(28,338)	(1,252)	4.6	(27,086)
Commissions	(53,766)	(135)	0.3	(53,631)
Payment Protection revenue	43,871	7,112	19.3	36,759
Operating expenses - Payment Protection	25,409	7,689	43.4	17,720
EBITDA	18,462	(577)	(3.0)	19,039
EBITDA margin	42.1%			51.8%
Depreciation and amortization	3,204	1,822	131.8	1,382
Interest	3,622	(1,616)	(30.9)	5,238
Income before income taxes and non-controlling interest	11,636	(783)	(6.3)	12,419

BPO:
BPO revenue	11,088	(2,517)	(18.5)	13,605
Operating expenses	8,164	167	2.1	7,997
EBITDA	2,924	(2,684)	(47.9)	5,608
EBITDA margin	26.4%			41.2%
Depreciation and amortization	824	113	15.9	711
Interest	258	(66)	(20.4)	324
Income before income taxes and non-controlling interest	1,842	(2,731)	(59.7)	4,573

Brokerage:
Brokerage revenue	27,935	4,841	21.0	23,094
Operating expenses (1)	21,837	4,150	23.5	17,687
EBITDA (1)	6,098	691	12.8	5,407
EBITDA margin	21.8%			23.4%
Depreciation and amortization	1,683	440	35.4	1,243
Interest	1,982	1,422	253.9	560
Income before income taxes and non-controlling interest (1)	2,433	(1,171)	(32.5)	3,604

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	1,763	(299)	(14.5)	2,062
EBITDA	(1,763)	299	(14.5)	(2,062)
EBITDA margin	—%			—%
Depreciation and amortization	—	—	—	—
Interest	—	—	—	—
Income before income taxes and non-controlling interest	(1,763)	299	(14.5)	(2,062)

Segment revenue	82,894	9,436	12.8	73,458
Net losses and loss adjustment expenses	28,338	1,252	4.6	27,086
Commissions	53,766	135	0.3	53,631
Total revenue	164,998	10,823	7.0	154,175
Segment operating expenses	57,173	11,707	25.7	45,466
Net losses and loss adjustment expenses	28,338	1,252	4.6	27,086
Commissions	53,766	135	0.3	53,631
Total expenses before depreciation, amortization and interest	139,277	13,094	10.4	126,183

Total EBITDA	25,721	(2,271)	(8.1)	27,992
Depreciation and amortization	5,711	2,375	71.2	3,336
Interest	5,862	(260)	(4.2)	6,122
Total income before taxes and non-controlling interest	14,148	(4,386)	(23.7)	18,534
Income taxes	5,003	(1,869)	(27.2)	6,872
Less: non-controlling interest	(171)	(140)	451.6	(31)
Net income	$9,316	$(2,377)	(20.3)%	$11,693

(1) - Includes loss on sale of subsidiary of $477 for the nine months ended September 30, 2011.

As of January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the three months and nine months ended September 30, 2010 have been reclassified from their prior period segment presentation. The impact of these 2010 reclassifications were $0.9 million in revenues and $0.8 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the three months ended September 30, 2011 and $3.3 million in revenues and $2.9 million in expenses being moved from the BPO segment into the Brokerage segment in order to conform to the presentation for the nine months ended September 30, 2011.

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
The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$4,135	$4,447	$9,316	$11,693
Depreciation	886	431	2,283	990
Amortization of intangibles	998	788	3,428	2,346
Interest expense	1,906	2,246	5,862	6,122
Income taxes	2,292	2,576	5,003	6,872
Net income (loss) attributable to non-controlling interest	1	—	(171)	(31)
EBITDA	10,218	10,488	25,721	27,992
Transaction costs (a)	36	14	829	388
Corporate governance study	—	—	248	—
Relocation expenses	—	—	207	—
Statutory audits	—	—	98	—
Loss on sale of subsidiary	477	—	477	—
Re-audit expenses	—	1,078	—	1,528
Adjusted EBITDA	$10,731	$11,580	$27,580	$29,908
(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Revenues for the three months ended September 30, 2011increased $1.1 million, or 7.7%, to $15.8 million from $14.6 million for the three months ended September 30, 2010. The 2011 and 2010 acquisitions contributed $1.8 million of revenue and our core business added services fees of $0.4 million. Net realized gains on the sale of investments increased by $1.1 million. Net underwriting revenue (net earned premium less net losses and loss adjustment expenses less commissions) increased $0.2 million due to favorable underwriting results. These increases were partially offset by a decrease in ceding commission revenue of $2.4 million due to the third quarter 2010 realized gain of $2.0 million on the sale of assets held in trust for our benefit that was not repeated in the third quarter of 2011.

Revenues for the nine months ended September 30, 2011 increased $7.1 million, or 19.3%, to $43.9 million from $36.8 million for the nine months ended September 30, 2010. The 2011 results include a full nine months of revenues from the acquisitions of Auto Knight, Continental Car Club and United Motor Club, which added $5.6 million of revenue. Net realized gains on the sale of investments increased by $2.3 million.

Operating expenses for the three months ended September 30, 2011 increased $1.9 million, or 29.7%, to $8.3 million from $6.4 million for the three months ended September 30, 2010. This increase resulted primarily from additional costs associated with being a public company and operating expenses associated with the 2011 and 2010 acquisitions which contributed $0.4 million of personnel costs and $0.1 million of other operating expense.

Operating expenses for the nine months ended September 30, 2011 increased $7.7 million, or 43.4%, to $25.4 million from $17.7 million for the nine months ended September 30, 2010. This increase resulted primarily from $4.9 million in expenses associated with being a public company and additional stock-based compensation expense. Also contributing to this increase was $2.6 million of expense from the acquisitions of Auto Knight, Continental Car Club and United Motor Club.

EBITDA for the three months ended September 30, 2011 decreased $0.8 million, or 9.6%, to $7.4 million from $8.2 million for the three months ended September 30, 2010. As a result, EBITDA margin for the three months ended September 30, 2011 was 47.1% compared with 56.1% for the three months ended September 30, 2010. The margin decrease resulted from incremental growth in operating expenses in relation to the growth in revenues.

EBITDA for the nine months ended September 30, 2011 decreased $0.6 million, or 3.0%, to $18.5 million from $19.0 million for the nine months ended September 30, 2010. As a result, EBITDA margin for the nine months ended September 30, 2011 was 42.1% compared with 51.8% for the nine months ended September 30, 2010. The margin decrease resulted from incremental growth in operating expenses in relation to the growth in revenues.

BPO Segment
Revenues for the three months ended September 30, 2011 decreased $0.9 million or 18.7%, to $3.8 million from $4.7 million for the three months ended September 30, 2010. The decrease was driven by lower service and administrative fees of $1.0 million on our insurance company clients due to regulatory changes that slowed the production for one of our main customers in 2011.

Revenues for the nine months ended September 30, 2011 decreased $2.5 million or 18.5%, to $11.1 million from $13.6 million for the nine months ended September 30, 2010. The decrease was driven by lower service and administrative fees of $0.3 million on debt cancellation programs of credit card companies. In addition, service and administration for our insurance company clients decreased $2.2 million due to regulatory changes that slowed the production for one of our main customers in 2011.

Operating expenses for the three months ended September 30, 2011 increased $0.1 million or 5.0%, to $2.7 million from $2.6 million for the three months ended September 30, 2010. This increase primarily resulted from the higher expense related to being a public company which was offset by lower personnel costs of $0.2 million.

Operating expenses for the nine months ended September 30, 2011 increased $0.2 million or 2.1%, to $8.2 million from $8.0 million for the nine months ended September 30, 2010. This primarily resulted from higher expenses related to being a public company which was offset by lower personnel costs and variable costs for processing and fulfillment associated with the decline in revenue.

EBITDA for the three months ended September 30, 2011decreased $1.0 million, or 47.5%, to $1.1 million from $2.1 million for the three months ended September 30, 2010. As a result, EBITDA margin for the three months ended September 30, 2011 was 29.1% compared to 45.1% for the three months ended September 30, 2010.

EBITDA for the nine months ended September 30, 2011 decreased $2.7 million, or 47.9%, to $2.9 million from $5.6 million for the nine months ended September 30, 2010. As a result, EBITDA margin for the nine months ended September 30, 2011 was

26.4% compared to 41.2% for the nine months ended September 30, 2010.

Brokerage Segment
The Brokerage segment includes the results of the eReinsure acquisition from March 3, 2011 and six months of results from CIRG, which was sold in July 2011.

Revenues for the three months ended September 30, 2011 of $9.2 million were comprised primarily of $5.8 million in standard commissions and fees, $0.3 million in profit commissions, $2.5 million in fees from eReinsure, $0.3 million in premium financing and $0.3 million in collateral recovery fees. Revenues for the three months ended September 30, 2010 were $7.2 million and were comprised primarily of $5.9 million of standard commissions and fees, $0.1 million of profit commission revenue and $1.2 million of debt collection, premium financing and collateral recovery fees.

Revenues for the nine months ended September 30, 2011 of $27.9 million were comprised primarily of $18.0 million in standard commissions and fees, $1.9 million in profit commissions, $5.8 million in fees from eReinsure, $0.8 million in premium financing and $1.4 million in collateral recovery fees. Revenues for the nine months ended September 30, 2010 were $23.1 million and were comprised primarily of $17.9 million of standard commissions and fees, $1.3 million of profit commission revenue and $4.1 million of debt collection, premium financing and collateral recovery fees

Operating expenses for the three months ended September 30, 2011 were $7.5 million compared to $5.8 million for the same period in 2010. For the three months ended September 30, 2011, the majority of our expenses were personnel costs, which totaled $4.8 million, or 67.8%, of total operating expenses excluding the loss on sale of CIRG. eReinsure accounted for $1.0 million and $0.4 million of the personnel costs and operating expenses, respectively. For the three months ended September 30, 2010, the majority of our operating expenses were personnel costs, which totaled $4.1 million or 64.1% of total operating expenses.

Operating expenses for the nine months ended September 30, 2011 were $21.8 million compared to $17.7 million for the same period in 2010. For the nine months ended September 30, 2011, the majority of our expenses were personnel costs, which totaled $14.9 million, or 69.7%, of total operating expenses excluding the loss on sale of CIRG. eReinsure accounted for $2.3 million and $0.9 million of the personnel costs and operating expenses, respectively. For the nine months ended September 30, 2010, the majority of our operating expenses were personnel costs, which totaled $12.4 million or 70.2% of total operating expenses.

EBITDA, excluding the loss on the sale of subsidiary of $0.5 million, for the three months ended September 30, 2011 was $2.2 million compared to $1.4 million for the three months ended September 30, 2010. As a result, EBITDA margin for Brokerage segment was 23.8% and 19.2% for the three months ended September 30, 2011 and 2010, respectively.

EBITDA , excluding the loss on the sale of subsidiary of $0.5 million, for the nine months ended September 30, 2011 was $6.6 million compared to $5.4 million for the nine months ended September 30, 2010. As a result, EBITDA margin for Brokerage segment was 23.5% and 23.4% for the three months ended September 30, 2011 and 2010, respectively.

Corporate Segment
We did not attribute any revenues to the Corporate segment during all periods presented.

Operating expenses for the three months ended September 30, 2011 were $36.0 thousand compared to $1.2 million for the same period in 2010. The decrease was attributable to relatively high acquisition costs, re-audit professional fees and travel costs incurred in the three months ended September 30, 2010.

Operating expenses for the nine months ended September 30, 2011 were $1.8 million compared to $2.1 million for the same period in 2010. The expenses for the nine months ended September 30, 2011 included professional fees, transaction costs and costs associated with the moving of our corporate headquarters. Segment operating expenses for the nine months ended September 30, 2010 were attributable to acquisition costs and re-audit professional fees and travel costs.

Goodwill by Business Segment
The following table illustrates the amount of goodwill assigned to each business segment as of September 30, 2011:

(in thousands)	Goodwill Assigned by Segment
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental Car Club	5,427
United Motor Club	4,581
Auto Knight	4,180
Total Payment Protection	37,593

BPO:
Summit Partners Transactions	8,902
Total BPO	8,902

Brokerage:
Bliss & Glennon	29,917
South Bay Acceptance Corporation	478
eReinsure	31,528
Total Brokerage	61,923

Total Goodwill	$108,418

On July 1, 2011 we sold CIRG, which reduced goodwill by approximately $1.3 million at September 30, 2011.

During 2011, we determined the final valuations for Continental Car Club and United Motor Club. Accordingly, we reduced the amount of goodwill associated with the Continental Car Club and United Motor Club acquisitions by $6.4 million and $3.9 million, respectively, in order to reflect the final valuation of goodwill acquired in those transactions.

Liquidity and Capital Resources

Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flow from operations, ordinary and extraordinary dividend capacity from Fortegra's insurance companies, credit facility and additional equity investments. When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from insured parties that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our Consolidated Balance Sheets with a corresponding liability, net of our commissions, to insurance carriers.

Our primary cash requirements include the payment of our operating expenses, interest and principal payments on our debt, capital expenditures, acquisitions and dividend payments to our non-controlling interest stockholder. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our facilities and equipment, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity. Dividends and other distributions from our subsidiaries are our principal sources of cash to meet these obligations.

Our primary sources of liquidity are our total investments, cash and cash equivalent balances and availability under our revolving credit facility. At September 30, 2011, we had total investments of $87.5 million, cash and cash equivalents of $23.1 million and $21.0 million of available capacity on our revolving credit facility. At December 31, 2010, we had total investments of $88.9 million, cash and cash equivalents of $43.4 million and $18.3 million of available capacity on our revolving credit facilities. Our total indebtedness, which includes notes payable, redeemable preferred stock and preferred trust securities, was $99.1 million at September 30, 2011 compared to $82.8 million at December 31, 2010. As of September 30, 2011, we paid approximately $10.9 million of the total $11.0 million principal amount and premium of redeemable preferred stock redeemed in the first quarter, and anticipate paying the remaining $0.1 million in 2011. We believe that our cash flow from operations and our availability under our credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We intend to use a portion of our available cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing facility which matures in June of 2013.

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

(in thousands)	September 30, 2011	December 31, 2010
Ordinary dividends	$1,381	$8,380
Extraordinary dividends	—	2,974
Total dividends	$1,381	$11,354

Revolving Credit Facilities
Revolving Credit Agreement - In June 2010, we entered into an $85.0 million revolving credit agreement with SunTrust Bank, as administrative agent (the "Agent"), and certain lenders, which matures in June 2013 (the "Facility").The Facility bears interest at a variable Base Rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) adjusted LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company can select at its discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed EURO Dollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to the Company's leverage ratio.

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

Redeemable Preferred Stock
At September 30, 2011 and December 31, 2010, we had $0.1 million and $11.0 million outstanding of each of our Series A, B and C redeemable preferred stock, respectively. In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In conjunction with the redemption, the Company recorded a $0.2 million redemption premium during the three months ended March 31, 2011. In addition, the Series A, B and C redeemable preferred stock ceased accruing dividends on January 26, 2011.

Invested Assets
Our invested assets consist mainly of high quality investments (with a minimum overall rating of "A+") in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions.

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

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Nine Months Ended
Cash provided by (used in):	September 30, 2011	September 30, 2010
Operating activities	$340	$2,844
Investing activities	(36,786)	(29,780)
Financing activities	16,171	14,839
Net change in cash and cash equivalents	$(20,275)	$(12,097)

Operating Activities
Net cash used by operating activities was $0.3 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $2.8 million, for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, our net cash used by operating activities was attributable to the decrease in unpaid claims, deferred revenues and payments made for accrued expenses, accounts payable and other liabilities partially offset by our net income and decreases in unearned premiums. For the nine months ended September 30, 2010, our net cash provided from operating activities was principally from our net income and collections of reinsurance receivables which was partially offset by decreases in unearned premiums, accrued expenses, unpaid claims and other receivables.

Investing Activities
Net cash used in investing activities was $36.8 million for the nine months ended September 30, 2011 and $29.8 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, net cash used in investing activities primarily reflected cash used for the acquisitions of Auto Knight and eReinsure and the purchases of fixed maturity securities, partially offset by the sale and maturity of fixed maturity investments. For the nine months ended September 30, 2010, net cash used in investing activities was primarily for the acquisition of South Bay Acceptance Corporation, Continental Car Club and United Motor Club, purchases of investment securities and purchases of property and equipment, which was partially offset by proceeds received from the maturities and sales of investment securities.

Financing Activities
Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2011 and $14.8 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, net cash provided by financing activities reflected additional borrowings under our lines of credit of $91.6 million, of which approximately $41.8 million was used to to complete the acquisitions of Auto Knight and eReinsure, which was partially offset by $64.3 million used to pay-down our credit facilities and $10.9 million used for the redemption of our redeemable preferred stock. For the nine months ended September 30, 2010, cash provided by financing activities was attributable to $35.0 million of borrowings on our credit facilities primarily for the acquisition of Continental Car Club and United Motor Club partially offset by pay-downs of $18.5 million.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of September 30, 2011, are detailed in the table below by maturity date as of the dates indicated (in thousands):

(in thousands)	Payments due by period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes payable	$64,000	$—	$64,000	$—	$—
Preferred trust securities	35,000	—	—	—	35,000
Redeemable preferred stock (1)	100	100	—	—	—
Unpaid claims (2)	30,397	27,564	2,742	83	8
Total	$129,497	$27,664	$66,742	$83	$35,008

(1) We redeemed our Redeemable Preferred Stock in January 2011, thus it is estimated that all remaining amounts will be paid out in less than one year.
(2) Estimated. See "-Unpaid Claims." Net unpaid claims are: total $9,367; less than 1 year $8,494; 1-3 years $845; 3-5 years $26; and more than 5 years $2.

As previously disclosed in our Annual Report for the year ended December 31, 2010, we have certain obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our Consolidated Balance Sheets. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2010.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness and redeemable preferred stock. As of September 30, 2011, we had $64.0 million outstanding under our revolving facility with SunTrust at an interest rate of 4.43%, which is based on an adjusted LIBOR rate. On March 1, 2011, Wells Fargo, N.A. became a new lender under the revolving credit facility with Sun Trust which increased the existing credit facility by an additional $30.0 million, to a maximum borrowing capacity of $85.0 million.
In mid-September 2011, we changed the base rate for our line of credit to a EURO Dollar Funding thereby reducing our interest rate from 6.00% to 4.10% on $53.0 million in outstanding borrowings for a period of three months. After three months the Company will determine its cash funding needs and select the borrowing term and rate that best fits its interest rate risk profile.

We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. In April 2011, we entered into a forward starting interest rate swap transaction to convert the floating rate portion of our preferred trust securities to a fixed rate, commencing in June 2012 and expiring in June 2017.

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

At September 30, 2011, approximately 79.8% of our $169.9 million of reinsurance receivables were protected from credit risk by using various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement, compared to $169.4 million or 73.0% at December 31, 2010. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, 80.6% at September 30, 2011 compared to 66.8% at December 31, 2010, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

In 2010, we implemented several significant measures to improve our internal control over financial reporting, including (i) the hiring of a chief financial officer and a vice president of internal audit and SOX compliance effective October 2010; (ii) increasing the headcount of qualified financial reporting and audit personnel, including hiring an SEC reporting manager, effective December 2010, and hiring two additional audit staff members in November 2010; (iii) improving the capabilities of existing financial reporting personnel through training and education in the reporting requirements and deadlines set under U.S. GAAP, SEC rules and regulations and SOX; and (iv) transitioning to an Oracle platform for our general ledger, purchasing and accounts payable systems. In connection with our IPO on December 17, 2010, the Corporation established an Audit Committee comprised entirely of independent directors. The Corporation's Board of Directors determined that the chairman of the Audit Committee is a "financial expert" as such term has been defined by the Securities and Exchange Commission in Item 407(d)(5) of Regulation S-K.

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

During the remainder of 2011, we will continue to improve our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

In our Payment Protection business, we are currently a defendant in lawsuits that relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim. Such litigation includes Lawson v. Life of the South Insurance Co., which was filed on March 13, 2006, in the Superior Court of Muscogee County, Georgia, and later moved to the United States District Court for the Middle District of Georgia, Columbus Division. The action is brought by the plaintiff, individually and on behalf of a class of all persons similarly situated. The allegations involve our alleged duty to refund unearned premiums on credit insurance policies, even when we have not been informed of the payoff of the underlying finance contract. The action seeks an injunction requiring remedial action, as well as a variety of damages, including punitive damages, and attorney fees and costs. To date, a class has not been certified in this action.

We consider such litigation customary in our line of business. In our opinion, the ultimate resolution of such litigation, which we are vigorously defending, should not be materially adverse to our financial position, results of operations or cash flows. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business.

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
Historically, acquisitions have played a significant role in our expansion into new businesses and in the growth of some of our businesses. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition transactions for our business. However, we may not be able to identify suitable acquisitions, and such transactions may not be financed and completed on acceptable terms. We may incur significant expenses in evaluating such acquisitions. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

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

If we continue to grow, we may be required to increase our investment in facilities, personnel and financial and management systems and controls. Continued growth, especially in connection with expansion into new business lines, may also require expansion of our procedures for monitoring and assuring our compliance with applicable regulations and that we recruit, integrate, train and manage a growing employee base. The expansion of our existing businesses, our expansion into new businesses and the resulting growth of our employee base increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. We may not be successful in implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be materially and adversely affected.

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
Our business depends on the efforts, abilities and expertise of our senior executives, particularly our Chairman, President and Chief Executive Officer, Richard S. Kahlbaugh. Mr. Kahlbaugh and our other senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, and identifying business opportunities. The loss of one or more of these key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-compete agreements with such individuals may not be enforced by the courts. We do not maintain key man life insurance policies on any of our executive officers except for Mr. Kahlbaugh. If we are unable to attract and retain talented employees, it could have a material adverse effect on our business, operating results and financial condition.

We may need to raise additional capital in the future, but there is no assurance that such capital will be available on a timely basis, on acceptable terms or at all.
We may need to raise additional funds in order to grow our businesses or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. A significant portion of our funding is under our revolving credit facility, which matures in June 2013. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis or on acceptable terms, our ability to expand, develop or enhance our services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

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

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected on our Consolidated Balance Sheets. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

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
We have derived and are likely to continue to derive a significant portion of our BPO revenues from a limited number of clients, specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). See - Part I, Item 3,"QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK- Concentration Risk, regarding our concentration risk. The loss of business or a reduction in the fees or other change in relationship with any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations and financial condition.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness, which includes notes payable, redeemable preferred stock and preferred trust securities, was $99.1 million at September 30, 2011 compared to $82.8 million at December 31, 2010. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures over financial reporting. Our internal control over financial reporting may not currently meet the standards required by Section 404, standards that we will be required to meet in the course of preparing our 2011 financial statements. We are currently documenting our internal controls, and evaluating the design effectiveness of our processes and have begun evaluating the operating effectiveness of our controls in accordance with Section 404.

We are still in the process of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We implemented several measures to improve our internal control over financial reporting that are discussed in Part I, Item 4. Controls and Procedures.

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
Affiliates of Summit Partners collectively and beneficially own approximately 60.5% of our outstanding common stock at September 30, 2011. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

We expect that our stock price will fluctuate significantly, which could cause a decline in the stock price, and holders of our common stock may not be able to resell shares at or above the cost of such shares.
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
At September 30, 2011 we had 20,574,730 shares of common stock outstanding, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
For the three and nine months ended September 30, 2011, the Company did not have any purchases of its stock.

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
**
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	**

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
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
**
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	**
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	(3)
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	**
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	**
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	**
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	**
10.11	Line of Credit Note of Fortegra Financial Corporation, dated April 6, 2009, issued to Columbus Bank and Trust Company.	**
10.12	Stock Pledge and Security Agreement, dated as of April 6, 2009, by and between Fortegra Financial Corporation and Columbus Bank and Trust Company.	**
10.13	Loan and Security Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, as borrower and Wells Fargo Capital Finance, LLC, as lender.	**
10.14	General Continuing Guaranty, dated as of June 10, 2010, by Fortegra Financial Corporation, as guarantor, in favor of Wells Fargo Capital Finance, LLC	**
10.15	Servicing and Management Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, and Wells Fargo Capital Finance, LLC.	**
10.16	Line of Credit Agreement, dated as of April 6, 2009, by and among Columbus Bank and Trust Company, Fortegra Financial Corporation and LOTS Intermediate Co.	**
10.17	Modification Agreement, dated as of April 27, 2010, by and among Fortegra Financial Corporation, LOTS Intermediate Co. and Columbus Bank and Trust Company.	**
10.18	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	**
10.19	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	**
10.20	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	**
10.21	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	**
10.22	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.22.1	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	** (1)
10.23	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Michael Vrban.	** (1)
10.24	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and W. Dale Bullard.	** (1)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
10.25	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Robert S. Fullington.	** (1)
10.26	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	** (1)
10.27	2005 Equity Incentive Plan.	** (1)
10.28	Key Employee Stock Option Plan (1995) Agreement.	** (1)
10.29	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	**
10.30	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	**
10.31	2010 Omnibus Incentive Plan.	** (1)
10.32	Employee Stock Purchase Plan.	** (1)
10.33	Deferred Compensation Agreement, dated as of May 1, 2005 between Life of the South Corporation and W. Dale Bullard.	** (1)
10.34	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.35	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Robert S. Fullington.	** (1)
10.36
Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.
** (2)
10.37	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.38	Incentive Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.39	Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.40	Stock Option Agreement by and between Life of the South Corporation and Dale Bullard, dated as of October 25, 2007.	** (1)
10.41	Incentive Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.42	Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.43	Stock Option Agreement by and between Life of the South Corporation and Robert Fullington, dated as of October 25, 2007.	** (1)
10.44	Stock Option Agreement by and between Life of the South Corporation and Michael Vrban, dated as of October 25, 2007.	** (1)
10.45	Form of Restricted Stock Award Agreement for Directors.	** (1)
10.46	Form of Restricted Stock Award Agreement for Employees.	** (1)
10.47	Form of Restricted Stock Award Agreement (Bonus Pool).	** (1)
10.48	Form of Nonqualified Stock Option Award Agreement.	** (1)
10.49	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	** (1)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPITON	EXHIBIT LOCATION
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2011 and twelve months ended December 31, 2010, (iv) the Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.
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
(4)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date: November 14, 2011	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer