Form 10-K
period 2011-12-31
Fortegra Financial Corp
filed 2012-03-05
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-35009
Fortegra Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1461399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(866)-961-9529

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $58,216,641 at June 30, 2011 (last day of the registrant's most recently completed second quarter) based on the closing sale price of $7.84 per share for the common stock on such date as traded on the New York Stock Exchange.
The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of February 29, 2012 was 19,961,813.

Documents Incorporated by Reference

Certain specifically designated portions of Fortegra Financial Corporation's definitive proxy statement for its 2012 Annual meeting of Stockholders (the "Proxy Statement"), which will be filed on or prior to 120 days following the end of Fortegra Financial Corporation's fiscal year ended December 31, 2011, are incorporated by reference into Part III and IV of this 10-K.

FORTEGRA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2011

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

The forward-looking statements contained in this Annual Report are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

ITEM 1. BUSINESS

Corporate Overview
Fortegra Financial Corporation is an insurance services company that provides distribution and administration services to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. We were incorporated in 1981 in the State of Georgia and in 2010 we re-incorporated in the State of Delaware. We sell our services and products directly to businesses rather than directly to consumers. We initially provided credit life and disability insurance for financial institutions, primarily small community banks in Georgia, and their customers under our Life of the South brand. In 2008, we changed our name from Life of the South Corporation to Fortegra Financial Corporation.

In June 2007, entities affiliated with Summit Partners, a growth equity investment firm, acquired 91.2% of our capital stock. The acquisition was financed through (i) $20.0 million of subordinated debentures maturing in 2013 issued to affiliates of Summit Partners, (ii) $35.0 million of preferred trust securities maturing in 2037 and (iii) an equity investment of $43.1 million by affiliates of Summit Partners. In connection with the acquisition, all of our $11.5 million of redeemable preferred stock outstanding prior to the acquisition remained outstanding and certain stockholders prior to the acquisition continued to hold such shares after the acquisition. In addition to acquiring our capital stock in the acquisition, the proceeds from the equity and debt financings were used to repay pre-transaction indebtedness of $10.1 million and pay transaction costs of $5.8 million. We refer to the foregoing transactions collectively as the "Summit Partners Transactions." In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our common stock for $6.0 million.

On December 17, 2010, we completed our initial public offering (the "IPO") and began trading on the New York Stock Exchange ("NYSE") under the symbol "FRF". In conjunction with our IPO we issued 6,000,000 shares of common stock at an IPO price of $11.00 per share, of which 4,265,637 shares were sold by us and 1,734,363 shares were sold by selling stockholders. In connection with the IPO, Summit Partners sold 1,548,675 common shares of stock. At December 31, 2011, affiliates of Summit Partners beneficially owned approximately 62.1% of our common stock. At December 31, 2011, we had 20,561,328 shares of common stock outstanding.

Business Overview
We began over 30 years ago as a provider of credit insurance products and, through our transformational efforts, have evolved into a diversified insurance services company. From 1994 to 2003, through a series of strategic acquisitions and organic growth, we expanded our payment protection client (or producer) base to include consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks throughout the United States. During this period, we expanded our product and service offerings to include credit property, debt cancellation and warranty products.

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

Our fee-driven revenue model is focused on delivering a high volume of recurring transactions through our clients and producing attractive profit margins and operating cash flows. Historically, our business has grown both organically and through acquisitions of complementary businesses. For the year ended December 31, 2011, our total revenues increased 10.3% or $21.0 million to $225.3 million from $204.3 million for the year ended December 31, 2010. Our net income was $14.5 million for the year ended December 31, 2011 compared to $16.2 million for the year ended December 31, 2010. Our adjusted earnings before interest expense, taxes, non-controlling interest, depreciation and amortization ("Adjusted EBITDA") totaled $40.1 million and $40.1 million for the years ended December 31, 2011 and 2010, respectively. See the section titled "Results of Operations - Segments" included in Item 7 of this Annual Report for more information and a Reconciliation of Adjusted EBITDA.

Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 25: Segment Results in the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

Our Business Segments
We operate and report the financial results of our operations in the following three business segments: (i) Payment Protection, (ii) Business Process Outsourcing ("BPO") and (iii) Brokerage. In each segment, we deliver services and products that generate incremental revenues and utilize technology to reduce operating costs. Our businesses benefit from efficiencies by sharing accounting, compliance, legal, technology, human resources and administrative services. Please see the footnote, "Segment Results", in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information.

Payment Protection
Our Payment Protection segment, marketed under our Life of the South, Continental Car Club ("Continental"), United Motor Club ("United") and Auto Knight Motor Club ("Auto Knight") brands, delivers credit insurance, debt protection, warranty and service contracts and motor club solutions to consumer finance companies, regional banks, community banks, retailers, small loan companies, warranty administrators, automobile dealers, vacation ownership developers and credit unions. Our clients then offer these products to their customers in conjunction with consumer financial transactions. Our Payment Protection segment specializes principally in providing products that protect consumer lenders and their borrowers from death, disability or other events that could otherwise impair their borrowers' ability to repay a debt. We typically maintain long-term business relationships with our clients.

We own and operate insurance company subsidiaries to facilitate, on behalf of our Payment Protection clients, the distribution of credit insurance and payment protection services and products. This allows our clients to sell these services and products to their customers without having to establish their own insurance companies, which saves our clients the cost and time of undertaking and complying with substantial regulatory and licensing requirements. Our clients typically retain underwriting risk related to such products either through retrospective commission arrangements or fully-collateralized reinsurance companies owned by them, which we administer on their behalf. While the majority of our Payment Protection revenue is fee-based, we assume insurance underwriting risk in select instances to meet clients' needs and to enhance our profitability.

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

BPO
Our BPO segment, marketed under the Consecta and Pacific Benefits Group Northwest, LLC ("PBG") brands, provides a broad range of administrative services tailored to insurance and other financial services companies. Our BPO business is one of our most technology-driven segments. Through our operating platform, which utilizes our proprietary technology, we provide sales and marketing, electronic underwriting, premium billing and collections, policy administration, claims adjudication and call center management services on behalf of our clients. In addition our BPO segment markets and sells health, accident, critical illness and life insurance policies to customers in the U.S.

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

Brokerage
Our Brokerage segment is marketed under our Bliss & Glennon, eReinsure.com, Inc. ("eReinsure") and South Bay Acceptance Corporation ("South Bay") brands. We acquired eReinsure in March 2011, which allows us to broaden our relationships with major insurers, reinsurers and brokers worldwide who use the eReinsure system to assist in the management of facultative reinsurance transactions. Bliss & Glennon, acquired in April 2009, is one of the largest surplus lines brokers in California according to the Surplus Line Association of California, and ranked in the top 10 wholesale brokers in the United States in 2010 by premium volume according to Business Insurance, an industry publication.

The Brokerage segment uses a wholesale model to sell specialty property and casualty ("P&C") and surplus lines insurance through retail insurance brokers and agents and insurance companies, as well as the placement of reinsurance risks on reinsurers. We believe that our emphasis on customer service, rapid responsiveness to submissions and underwriting integrity in this segment has resulted in high customer satisfaction among retail insurance brokers and agents and insurance companies.

Our Brokerage business provides retail insurance brokers and agents and insurance companies the ability to obtain various types of commercial insurance coverages outside of their core areas of focus, broader access to insurance markets and the expertise to place complex risks. We also provide underwriting services for ancillary or niche insurance products as a managing general agent ("MGA") for specialized insurance carriers. We believe that insurance carriers value their relationship with us because we provide them with access to new markets without the need for costly distribution infrastructure. Our Brokerage business also utilizes our technology platform to provide its clients with administrative services, including policy underwriting, premium and claim administration and actuarial analysis.

Our Brokerage business earns wholesale brokerage commissions and fees for the placement of specialty insurance products. We also earn profit commissions which we receive from carriers based upon the ultimate profitability of the insurance policies that we place with those carriers. We do not take any insurance underwriting risk in our Brokerage business. Our Brokerage segment also derives fees from master license agreements to use the eReinsure system together with fees for the transactions completed through its platform.

Recent Business Acquisitions and Dispositions
One of the main drivers of our success has been growth from business acquisitions. During 2011, we completed the following acquisitions and dispositions:

In January 2011, we acquired Auto Knight. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile, and truck dealerships and retailers in the United States and Canada. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit.

In March 2011, we acquired eReinsure. eReinsure has developed and markets the eReinsure negotiation platform which is the leading on-line system enabling collaboration between domestic and international companies buying and selling facultative reinsurance. eReinsure has offices in Salt Lake City, Utah and London, England.

In July 2011, we sold our wholly owned subsidiary, Creative Investigations Recovery Group, LLC ("CIRG"), for a sales price of $1.2 million. CIRG was included in our Brokerage Segment.

In October 2011, we acquired PBG, a leading U.S. independent insurance agency. PBG markets and sells health, accident, critical illness and life insurance policies. PBG is headquartered in Beaverton, OR and is licensed as an agent in 42 states. In addition, PBG markets and sells our complementary products in connection with our "plus one" selling efforts and post point of sale on behalf of our business clients.

Effective December 1, 2011, our Payment Protection subsidiary, Life of the South Insurance Co.("LOTS"), entered into an assumption reinsurance transaction with Magna Insurance Company ("Magna") in which LOTS assumed all the outstanding liabilities for insurance policies underwritten by Magna, including its credit, annuity and mortgage life policies. The value of the insurance liabilities assumed, net of reinsurance was approximately $11.3 million. These policies are running off and no new policies are being underwritten.

Effective December 29, 2011, we acquired Magna from Hancock Holding Company. Magna does not have any ongoing insurance business, but does have twelve State Certificates of Authority, which are redundant with certificates held by other Fortegra subsidiaries.

We historically have used a combination of borrowings under our credit facilities and cash on hand to pay the purchase price of our acquisitions. The following table summarizes our acquisition activity for the year ended:

(in thousands, except number of acquisitions closed)	December 31, 2011
Number of acquisitions closed	4

Total cash consideration	$54,062

Market Opportunity
 We operate in the insurance, consumer finance and commercial finance industries principally in the United States, offering our services and products through the brands and distribution bases of our clients. We believe that we are well positioned to capitalize on following key industry trends:

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

Financial Performance of Financial Services Companies and Retailers.  Financial services companies and retailers offer complementary services and products, including payment protection and insurance-related services and products, which we believe increase their revenues, enhance customer value and loyalty and improve their profitability. According to the Consumer Credit Industry Association, net written premium for credit-related insurance was $6.2 billion in the United States in 2010.

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

 Experienced Management Team.  We have an experienced management team with extensive operating and industry experience in the markets that we serve. Our management team has successfully developed profitable new services and products and completed the acquisition of ten complementary businesses since January 1, 2008.

While we believe these strengths will enable us to compete effectively, there are various risk factors that could materially and adversely affect our competitive position. See ITEM 1A. RISK FACTORS, for a discussion on these factors.

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

Wholesale Distribution.  We provide most of our services and products to businesses on a wholesale basis enabling our clients to enhance their customer relationships and allowing us to take advantage of economies of scale.

Business Diversification.  Our businesses and results of operations are highly diversified within the financial services industry, which positions us to take better advantage of emerging industry trends and to better manage business and insurance cycles than companies that operate in only one sector of the financial services industry.

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

Pursue Strategic Acquisitions.  We plan to continue pursuing acquisitions of complementary businesses to expand our service offerings, access new markets and expand our client base.

Competition
 Our businesses focus on niche segments within broader insurance markets. While we face competition in each of our businesses, we believe that no single competitor competes against us in all of our segments and the markets in which we operate are generally characterized by a limited number of competitors. Competition in our operating segments is based on many factors, including price, industry knowledge, quality of client service, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance subsidiaries, office locations, breadth of products and services and brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have a better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future. The relative importance of these factors varies by product and market. The competitive landscape for each of our business segments is described below.

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

Our BPO business competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captive insurance companies of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administrative Services, Inc., Marsh & McLennan Companies, Inc., Dell Services and Unisys Corporation. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of strategic consolidation of smaller competitors or of companies that each provide different services or serve different industries. In addition, a client or potential client may choose not to outsource its business, including by setting up captive outsourcing operations or by performing formerly outsourced services themselves.

 Our Brokerage business competes with numerous firms for retail insurance clients, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers, without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. In addition, the Internet continues to evolve as a source for direct placement of personal lines insurance business. We are also uniquely positioned in the Facultative Reinsurance marketplace with no comparable companies currently providing similar services. Systems such as Aon's FAConnect, the LexisNexis Insurance Exchange and the Lloyd's Exchange have technology platforms that could provide solutions which could directly compete with us in the future.

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

Regulation
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its rules and regulations, which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").

Our Payment Protection, BPO and Brokerage businesses are subject to extensive regulation and supervision, including at the federal, state, local and foreign level. We cannot predict the impact of future changes to such laws or regulations on our business. Future laws and regulations, or the interpretation thereof, may have a material adverse effect on our results of operations, financial condition and cash flows.

Payment Protection
State Regulation
Our insurance operations and subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. State insurance laws and regulations regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled (i.e., Turks and Caicos).

Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions.

The extent of U.S. state insurance regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The purpose of the laws and regulation affecting our insurance operations is primarily to protect the policyholders and not our stockholders or our agents (i.e., the financial institutions that sell our products to their customers). The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained; the payment of dividends; changes in control of insurance companies; the licensing of insurers and their agents and other producers; the types of insurance that may be written; privacy practices; the ability to enter and exit certain insurance markets; the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; payment of sales compensation to third parties; approval of policy forms; and the regulation of market conduct, including underwriting and claims practices

Insurance Holding Company Statutes. As a holding company, we are not regulated as an insurance company, but because we own capital stock in insurance subsidiaries, we are subject to the state insurance holding company statutes, as well as certain other laws of each of the states of domicile of our insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and in many instances, prior regulatory approval of material transactions between an insurance company and an affiliate. The holding company statutes as well as other laws also require, among other things, prior regulatory approval of an acquisition of control of a domestic insurer, certain transactions between affiliates and payments of extraordinary dividends or distributions. Transactions within the holding company system affecting insurers must be fair and reasonable, and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs.

Dividends Limitations. We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the following periods:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Ordinary dividends	$7,558	$8,380	$2,432
Extraordinary dividends	830	2,974	16,293
Total dividends	$8,388	$11,354	$18,725

Regulation of Investments. Our insurance company subsidiaries must comply with their respective state of domicile's laws regulating insurance company investments. These laws prescribe the kind, quality and concentration of investments and while unique to each state, the laws are modeled on the standards promulgated by the National Association of Insurance Commissioners ("NAIC"). Such investment laws are generally permissive with respect to federal, state and municipal obligations, and more restrictive with respect to corporate obligations, particularly non-investment grade obligations, foreign investment, equity securities and real estate investments. Each insurance company is therefore limited by the investment laws of its state of domicile from making excessive investments in any given security (such as single issuer limitations) or in certain classes or riskier investments (such as aggregate limitation in non-investment grade bonds). The diversification requirements are broadly consistent with our investment strategies. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for the purpose of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our insurance subsidiaries comply with these laws and regulations.

Risk-Based Capital Requirements. The NAIC has adopted a model act with risk-based capital ("RBC") formulas to be applied to insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by state insurance regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. The domiciliary states of our insurance subsidiaries have adopted laws substantially similar to the NAIC's RBC model act. RBC requirements determine minimum capital requirements and are intended to raise the level of protection for policyholder obligations. RBC levels are not intended as a measure to rank insurers generally, and the insurance laws in our domiciliary states generally restrict the public dissemination of insurers' RBC levels. Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

Federal Regulation
Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which implements comprehensive changes to the regulatory landscape of financial services in the U.S. Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over several years, making it difficult to anticipate the overall financial impact on our business, our customers or the insurance and financial services industries.

In addition, Congress created the Consumer Financial Protection Bureau (the "CFPB"). While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority to cover these products and thereby potentially affecting the Company's business or the clients that we serve.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States. The Gramm-Leach-Bliley Act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Gramm-Leach-Bliley Act, community banks retain their existing ability to sell insurance products in some circumstances. Privacy provisions of the Gramm-Leach-Bliley Act became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and, as implemented through state insurance laws and regulations, require us to make full disclosure of our privacy policies to customers.

Health Insurance Portability and Accountability Act of 1996 (HIPAA). Through HIPAA, the Department of Health and Human Services imposes obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA established requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. Recently, parts of HIPAA were amended under the HITECH Act, and pursuant to these amendments, new regulations have been issued requiring notification of government agencies and consumers in the event of certain security breaches involving personal health information.

HIPAA is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

Foreign Jurisdictions. A portion of our business is ceded to our reinsurance subsidiaries domiciled in Turks and Caicos. Those subsidiaries must satisfy local regulatory requirements, such as filing annual financial statements, filing annual certificates of compliance and paying annual fees. If we fail to maintain compliance with applicable laws, rules and regulations, the licenses issued by the regulatory authority in Turks and Caicos could be subject to modification or revocation, and our subsidiaries could be prevented from conducting business.

BPO
We are subject to federal and state laws and regulations, particularly related to our administration of insurance products on behalf of other insurers. In order for us to process and administer insurance products of other companies, we are required to maintain licenses of a third party administrator in the states where those insurance companies operate. With regard to our third party administration operations, we also must comply with the related federal and state privacy laws that similarly apply to our insurance operations.

We are also subject to laws and regulations on direct marketing, such as the Telemarketing Consumer Fraud and Abuse Prevention Act and the Telemarketing Sales Rule, the Telephone Consumer Protection Act, the Do-Not-Call Implementation Act and rules promulgated by the Federal Communications Commission and the Federal Trade Commission and the CAN-SPAM Act. Failure to comply with the provisions of such acts and rules could result in fines and penalties.

As a business process outsourcer for insurers and financial institutions, we are subject to data protection and privacy laws, such as the Gramm-Leach-Bliley Act as well as HIPAA and certain state data privacy laws. In addition, the terms of our contracts typically require us to comply with applicable laws and regulations. If we fail to comply with any applicable laws or regulations, we may be restricted in our ability to provide services and may also be subject to civil or criminal penalties, litigation as well as contract termination.

Brokerage
Our Brokerage and premium finance operations are subject to regulation at the federal, state and local levels. Bliss & Glennon and our designated employees must be licensed to act as agents, brokers, producers and/or agencies by state regulatory authorities in the states where we conduct business. Regulations and licensing laws vary by state and are often complex and subject to interpretation and enforcement by the relevant departments of insurance.

Laws and regulations vary from state to state and are always subject to amendment or interpretation by regulatory authorities. These authorities have substantial discretion as to the decision to grant, renew and revoke licenses and approvals. Our continuing ability to do business in the states in which we currently operate depends on the validity of and continued good standing under the licenses and approvals pursuant to which we operate. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive or adversely affect our business. For further information, see "Item 1A. Risk Factors" of this Annual Report under "Risks Related to Regulatory and Legal Matters - We are subject to extensive governmental laws and regulations, which increase our costs and could restrict the conduct of our business."

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

Revenues in our Brokerage business may fluctuate seasonally based on policy renewal dates, which are typically concentrated in July and December, the months during our third and fourth quarters. In addition, our quarterly revenues may be affected by new placements, cancellations or non-renewals of large policies because commission revenues are earned on the effective date as opposed to ratably over the year. Our quarterly Brokerage revenues may also be affected by the amount of profit commissions received from insurance carriers, since profit commissions are primarily received in the first and second quarters of each year.

Employees
At December 31, 2011, we employed approximately 545 people on a full or part-time basis. None of our employees are represented by unions or trade organizations. We believe that our relations with our employees are satisfactory.

Intellectual Property
We own or license a number of trademarks, trade names, copyrights, service marks, trade secrets and other intellectual property rights that relate to our services and products. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our businesses, we believe that none of our businesses are materially dependent upon any particular trademark, trade name, copyright, service mark, license or other intellectual property right. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark or service mark is used in the regular course of trade. We have entered into confidentiality agreements with our clients. These agreements impose restrictions on such clients' use of our proprietary software and other intellectual property rights.

Web Site Access to Fortegra's Filings with the Securities and Exchange Commission
We maintain an Internet website at www.fortegra.com. The information that appears on our website is not part of, and is not incorporated into, this Annual Report. We will make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. Upon written request of any stockholder of record on December 31, 2011, Fortegra will provide, without charge, a printed copy of its 2011 Annual Report as required to be filed with the SEC. To obtain a copy of the 2011 Annual Report, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL, 32256, or call (866)-961-9529.

Copies of all of Fortegra's filing and other information may also be obtained electronically from the SEC's website at www.sec.gov. or may be read and copied at the: SEC Public Reference Room, 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

•
BPO - Our BPO business competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captive insurance companies of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administrative Services, Inc., Marsh & McLennan Companies, Inc., Dell Services and Unisys Corporation. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of consolidation of smaller competitors or of companies that each provide different services or serve different industries.

•
Brokerage - Our Brokerage business competes for retail insurance clients with numerous firms, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. We are also uniquely positioned in the Facultative Reinsurance marketplace with no comparable companies currently providing similar services.  Systems such as Aon's FAConnect, the LexisNexis Insurance Exchange and the Lloyd's Exchange have technology platforms that could provide solutions which could directly compete with us in the future.

We expect competition to intensify in each of our businesses. Increased competition may result in lower prices and volumes, higher personnel and sales and marketing costs, increased technology expenditures and lower profitability. We may not be able to supply clients with services or products that they deem superior and at competitive prices and we may lose business to our competitors. If we are unable to compete effectively in any of our business segments, it would have a material adverse effect on our business, results of operations and financial condition.

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
The industries in which we compete generally consist of mature businesses and markets and the companies that participate in these industries have well-established business operations, systems and relationships. Accordingly, each of our businesses typically faces a long selling cycle to secure a new client. Even if we are successful in obtaining a new client engagement, it is generally followed by a long implementation period in which the services are planned in detail and we demonstrate to the client that we can successfully integrate our processes and resources with their operations. We also typically negotiate and enter into a contractual relationship with the new client during this period. There is then a long implementation period in order to commence providing the services.

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
Historically, acquisitions have played a significant role in our expansion into new businesses and in the growth of some of our businesses. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition transactions for our business. However, we may not be able to identify suitable acquisitions, and such transactions may not be financed and completed on acceptable terms. We may incur significant expenses in evaluating such acquisitions. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

•	failure to achieve anticipated revenues, earnings or cash flow;

•	increased expenses;

•	diversion of management time and attention;

•	failure to retain the acquired business' customers or personnel;

•	difficulties in realizing projected efficiencies:

•	ability to realize synergies and cost savings;

•	difficulties in integrating systems and personnel; and

•	inaccurate assessment of liabilities.
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
We may not be successful in developing and implementing our strategic plans for our businesses or the operational plans that have been or need to be developed to implement these strategic plans. If the development or implementation of such plans is not successful, we may not produce the revenue, margins, earnings or synergies that we need to be successful. We may also face delays or difficulties in implementing service, product, process and system improvements, which could adversely affect the timing or effectiveness of margin improvement efforts in our businesses and our ability to successfully compete in the markets we serve. The execution of our strategic and operating plans will, to some extent, also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to continue to be assessed and reassessed to meet the challenges and needs of our businesses in order for us to remain competitive. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material and adverse effect on our business or results of operations.

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

A downgrade in the ratings of our insurance company subsidiaries may materially and adversely affect relationships with clients and adversely affect our results of operations.
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

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially and adversely reduce our business, results of operations and financial condition.
We maintain reserves to cover our estimated ultimate exposure for claims with respect to reported claims and incurred but not reported claims as of the end of each accounting period. Reserves, whether calculated under accounting principles generally accepted in the United States or statutory accounting principles, do not represent an exact calculation of exposure. Instead, they represent our best estimates, generally involving actuarial projections, of the ultimate settlement and administration costs for a claim or group of claims, based on our assessment of facts and circumstances known at the time of calculation. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by external factors such as changes in the economic cycle, unemployment, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues, new methods of treatment or accommodation, inflation, judicial trends, legislative changes, as well as changes in claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of income of the period in which such estimates are updated. Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, we can give no assurances that ultimate losses will not exceed existing claims reserves. In general, future loss development could require reserves to be increased, which could have a material adverse effect on our business, results of operations and financial condition.

Our investment portfolio is subject to several risks that may diminish the fair value of our invested assets and cash and may materially and adversely affect our business and profitability.
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

The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the fair value of these securities are reflected on our Consolidated Balance Sheets. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

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

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and municipal bonds. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in the recognition of investment losses. The fair value of our investments may be materially and adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the fair value of our investment portfolio.

Further, the fair value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. Our fixed maturity portfolio may include below investment grade securities (rated "BB" or lower by nationally recognized securities rating organizations). These investments generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our BPO Business
A significant portion of our BPO revenues are attributable to one client, and any loss of business from, or change in our relationship with this client could materially and adversely affect our business, results of operations and financial condition.
We have derived and are likely to continue to derive a significant portion of our BPO revenues from a limited number of clients,

specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). See the section "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Concentration Risk in this report, regarding our concentration risk. The loss of business or a reduction in the fees or other change in relationship with any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations and financial condition.

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
The pricing of our services is usually included in contracts entered into with our clients, many of which are for terms of between one and three years. In certain cases, we have committed to pricing over this period with only limited sharing of risk regarding inflation. If we fail to estimate accurately future wage inflation rates or our costs, or if we fail to accurately estimate the productivity benefits we can achieve under a contract, it could have a material adverse effect on our profitability.

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

Premium pricing within the commercial property and casualty insurance market in which we operate historically has been cyclical based on the underwriting capacity of the insurance carriers operating in this market and has been impacted by general economic conditions. In a period of decreasing insurance capacity, insurance carriers typically raise premium rates. This type of market frequently is referred to as a "hard" market. In a period of increasing insurance capacity, insurance carriers tend to reduce premium rates. This type of market frequently is referred to as a "soft" market, which the commercial P&C market has been experiencing since 2006. Because our commission rates usually are calculated as a percentage of the gross premium charged for the insurance products that we place, our revenues are affected by the pricing cycle of the market and the amount of risk that is insured. General economic conditions may impact the amount of risk that is insured by companies by affecting the value of the insured properties, the size of company workforces and the willingness of companies to self-insure certain risks to reduce insurance expenses. The frequency and severity of natural disasters and other catastrophic events can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles. The cyclical nature of premium pricing in the commercial property and casualty insurance market may make our results of operations volatile and unpredictable. To the extent that an economic downturn and/or "soft" market persists for an extended period of time, our Brokerage commissions and fees, financial condition and results of operations may be materially and adversely affected.

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

Because our Brokerage business is highly concentrated in California, adverse economic conditions or regulatory changes in that state could materially and adversely affect our financial condition, results of operations and cash flows.
A significant portion of our Brokerage business is concentrated in California. We believe the regulatory environment for insurance intermediaries in California currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws, and state insurance regulators may adopt regulations, that adversely affect the profitability of insurance industries in their states. Because our Brokerage business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could have a material adverse effect on our financial condition, results of operations and cash flows.

If insurance carriers begin to transact business without relying on wholesale insurance brokers, our business, results of operations, financial condition and cash flows could suffer.
Our Brokerage business acts as an intermediary between retail agents and insurance carriers that, in some cases, will not transact business directly with retail insurance brokers and agents. If insurance carriers change the way they conduct business and begin to transact business with retail agents without including us or if retail agents are enabled to transact business directly with insurance carriers as a result of changes in the surplus lines and specialty insurance markets, technological advancements or other factors, our role in the distribution of surplus lines and specialty insurance products could be eliminated or substantially reduced, and our business, results of operations, financial condition and cash flows could suffer. In addition, if insurers retain more risk or cede risks that have traditionally been placed facultatively to treaty reinsurance arrangements, then revenue and cash flow attributable to eReinsure could suffer.

Our growth strategy may involve opening or acquiring new offices and expanding internationally and will involve hiring new brokers and underwriters for our Brokerage business, which will require substantial investment by us and may materially and adversely affect our results of operations and cash flows.
Our ability to grow our Brokerage business organically depends in part on our ability to open or acquire new offices, expand internationally and recruit new brokers and underwriters. We may not be successful in any efforts to open new offices, expand internationally or hire new brokers or underwriters. The costs of opening a new office, expanding internationally and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancelable lease agreements. It has been our experience that our new Brokerage offices may not achieve profitability on a stand-alone basis until they have been in operation for at least three years. In addition, we often hire new brokers and underwriters with the expectation that they will not become profitable until 12 months after they are hired. The cost of investing in new offices, brokers and underwriters may have a material adverse effect on our results of operations and cash flows. Moreover, we may not be able to recover our investments or these offices, brokers and underwriters may not achieve profitability.

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
Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation or compliance could reduce our profitability or limit our growth by increasing the costs of compliance, limiting or restricting the products or services we sell, or the methods by which we sell our services and products, or subjecting our businesses to the possibility of regulatory actions or proceedings. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities have broad discretion to grant, renew or revoke licenses and approvals and to implement new regulations. We may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in any jurisdiction in which we operate. We can give no assurances that our businesses can continue to be conducted in each jurisdiction as they have been in the past. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states establish insurance departments with broad powers with respect to matters, such as:

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
Our non-insurance operations and certain aspects of our insurance operations are subject to various other federal and state regulations, including state and federal consumer protection, privacy and other laws.

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

We may be unable to maintain all required licenses and approvals and, despite our best efforts, our business may not fully comply with the wide variety of applicable laws and regulations or the relevant regulators' interpretations of such laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals or to limit or restrain operations in their jurisdiction. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from operating, limit some or all of our activities or financially penalize us. These types of actions could have a material adverse effect on our results of operations and financial condition.

Failure to protect our clients' confidential information and privacy could result in the loss of our reputation and customers, reduction in our profitability and subject us to fines, penalties and litigation and adversely affect our results of operations and financial condition.
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

Changes in regulation may adversely affect our business, results of operations and financial condition and limit our growth.
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

Traditionally, the U.S. federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, privacy, tort reform legislation and taxation. In view of recent events involving certain financial institutions and the financial markets, Congress passed and the President signed into law the Dodd-Frank Act, which provides for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $108.0 million at December 31, 2011 compared to $82.8 million at December 31, 2010. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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

Increases in interest rates could increase interest payable under our variable rate indebtedness.
We are subject to interest rate risk in connection with our variable rate indebtedness. See Part II, "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK- Interest Rate Risk" regarding our interest rate risk and Part II, "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

We may enter into hedging transactions that may become ineffective which adversely impact our financial condition.
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

Despite our indebtedness levels, we and our subsidiaries may still be able to incur more indebtedness, which could further exacerbate the risks related to our indebtedness described above.
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
Prior to our Initial Public Offering, there had been no public market for shares of our common stock. We cannot predict the extent to which investor interest in the Company will continue to maintain a trading market on the New York Stock Exchange ("NYSE") or how liquid that market may continue to be. If an active trading market in our common stock does not continue, you may have difficulty selling any of our common stock that you purchase.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.
Since the completion of our IPO, we are required to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 ("SOX") and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Should we fail to comply with these rules and regulations we may face de-listing from the NYSE and face disciplinary actions from the SEC which may adversely affect our stock price.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that as of December 31, 2011, we were in compliance with Section 404 of SOX and our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 62.1% of our outstanding common stock at December 31, 2011. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our results of operations and reputation.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
At December 31, 2011 we had 20,561,328 shares of common stock outstanding, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
These provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interest of our non-controlling stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Applicable insurance laws may make it difficult to effect a change in control of us.
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in Delaware, Georgia and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of the capital stock of Fortegra generally will be presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

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

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

We do not anticipate paying any cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and for general corporate purposes. We do not intend to pay any dividends for the foreseeable future to holders of our common stock. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2011, Fortegra Financial leased its principal executive offices located at Deerwood Park Boulevard, Building 100, Jacksonville, FL, 32256, consisting of approximately 58,000 square feet, which is used by each of our businesses other than Brokerage. In addition, we lease approximately 85,000 square feet of office space in approximately 22 locations principally in the United States. Most of our leases have lease terms ranging from three to eleven years with provisions for renewals. We believe our properties are adequate for our business as presently conducted. Please see the footnotes, "Property and Equipment" and

"Leases", in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information.

ITEM 3. LEGAL PROCEEDINGS

We are a party to claims and litigation in the normal course of our operations. We believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In our Payment Protection business, we are currently a defendant in lawsuits that relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim.  Such litigation includes Lawson v. Life of the South Insurance Co., which was filed on March 13, 2006, in the Superior Court of Muscogee County, Georgia, and later moved to the United States District Court for the Middle District of Georgia, Columbus Division.  The action is brought by the plaintiff, individually and on behalf of a class of all persons similarly situated.   The allegations involve our alleged duty to refund unearned premiums on credit insurance policies, even when we have not been informed of the payoff of the underlying finance contract. The action seeks an injunction requiring remedial action, as well as a variety of damages, including punitive damages, and attorney fees and costs. To date, a class has not been certified in this action.  A discovery stay was lifted on November 15, 2011.

Also in our Payment Protection business, we are currently a defendant in Mullins v. Southern Financial Life Insurance Co, which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  In this class-action litigation, the class was certified on June 25, 2010.  At issue in the case is the duration or term of coverage under certain credit insurance policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the discovery phase.  No trial date has been set.

We consider such litigation, which we are vigorously defending, customary in our line of business.  We do not expect the ultimate resolution of such litigation to be materially adverse to our financial condition, results of operations or cash flows. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during the past five years for our executive officers were as follows:

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

Walter P. Mascherin has been our Executive Vice President and Chief Financial Officer since October 2010. Prior to joining us, Mr. Mascherin worked at Volvo Financial Services for 14 years where he served as Senior Vice President of Organization Development and Workouts from 2009 to 2010, Senior Vice President and Chief Credit Officer from 2006 to 2009, Vice President of Corporate Development (US) in 2006 and Vice President and Chief Operating Officer from 2004 to 2005. Mr. Mascherin holds an M.B.A. from Heriot Watt University, Edinburgh, Scotland and a Business Administration Diploma from Ryerson University, Ontario, Canada.

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

Robert S. Fullington has been our Executive Vice President and Chief Strategy and Technology Officer since January 2011 and was President of Consecta from 2002 to December 2010. Prior to joining us in 1996 as Vice President and Chief Information Officer, he was a principal in the IBM Management Consulting Group and initially served as an outsourcing manager for IBM. Mr. Fullington holds an M.B.A. and a B.S. from the University of Florida.

Christopher D. Romaine has been our Senior Vice President, General Counsel and Secretary since June 2011 and was our Associate General Counsel from September 2010. Prior to joining Fortegra, Mr. Romaine acted as Managing Counsel at Toyota Financial Services from 2006 to 2009 and as First Vice President and Senior Counsel at MBNA Corporation from 2002 to 2006. Mr. Romaine holds a J.D. from the University of Pennsylvania School of Law and an A.B., magna cum laude, from Brown University.

Joseph R. McCaw has been our Executive Vice President and President of Life of the South since November 2008. Mr. McCaw joined us in 2003 as our First Vice President of Finance/Retail. Prior to joining us, Mr. McCaw served as President of Financial Institution Group for Protective Life Corporation. Mr. McCaw holds an M.B.A. from Lindenwood University and a B.A. from Westminster College.

John G. Short has been our Executive Vice President and President of our Motor Clubs Division since June 2011 and was our Senior Vice President, General Counsel and Corporate Secretary since joining us in September 2007. Prior to joining us, Mr. Short served as Vice President of State External Affairs at Embarq Corporation from May 2006 to February 2007, and Sprint Corporation from June 1995 to May 2006. Mr. Short holds a J.D. from the College of William and Mary and a B.S. in Business Administration from the University of Richmond.

Alex Halikias has been our President of Consecta since January 2011. Prior to joining us, Mr. Halikias served as BPO Global Marketing Director of Hewlett Packard Enterprise Services from August 2008 to June 2010 as BPO/CRM Service Line Leader of EDS BPO from August 2005 to August 2008. Alex earned a B.A. in Economics from the University of California, Santa Cruz and an M.B.A. in Marketing & Finance from Santa Clara University.

Igor Best-Devereux has been our Executive Vice President and President of eReinsure.com, Inc. since March 2011. Mr. Best-Devereux was the founder and Chief Executive Officer of eReinsure since its founding in 1999. Prior to eReinsure, Mr. Best-Devereux served as Managing Director for Carrier Business Development at 3Com Corporation; Director of the Asia Pacific region for US Robotics Corporation; Managing Director at Leslie & Godwin Insurance Brokers and Chief Operating Officer of Alexander Howden Marine & Energy. Mr. Best-Devereux holds a B.A from the University of Hertforshire in the U.K. and an MBA from the University of Utah.

Robert Abramson has been our Executive Vice President and President of Bliss & Glennon since August 2011, and has been a leader of Bliss & Glennon in various capacities since 1977.  He served as Director of Bliss & Glennon from March 2009 to August 2011 and as National Director of Excess and Surplus Lines from 2006 to 2009 for HRH, a former parent of Bliss & Glennon.  He served as President and owner of Bliss & Glennon from 1993 until selling to HRH.  Mr. Abramson graduated with honors with a B.S. in Finance from San Diego State and earned his CPCU designation in 1981.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders
Our common stock is listed and traded on the NYSE under the symbol "FRF" and began trading on December 17, 2010. At February 29, 2012, there were 19,961,813 shares of our common stock outstanding. As of February 29, 2012, there were approximately 548 stockholders of record.

Price Range of Common Stock and Dividends Declared
The table below sets forth the price high and low sales prices and the last price for the periods indicated for our common stock as reported on the NYSE Composite Tape and any cash dividends declared:

2011	High	Low	Last	Cash Dividends Per Share
First Quarter	$12.20	$10.72	$11.36	$—
Second Quarter	11.69	7.48	7.84	—
Third Quarter	8.18	4.81	5.25	—
Fourth Quarter	6.80	4.91	6.68	—
2010
Fourth Quarter (since December 17, 2010)	$11.30	$10.90	$11.05	$—

Dividend Policy
We have not declared or paid cash dividends on our common stock in the past two years and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will take into account: restrictions in our debt instruments; general economic business conditions; our financial condition and results of operations; the ability of our operating subsidiaries to pay dividends and make distributions to us; and such other factors as our board of directors may deem relevant.

Sales of Unregistered Securities
During 2011, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
As of December 31, 2011, Fortegra had an active share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock to be purchased from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity from inception of the plan in November 2011 through the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum approximate dollar value of shares that May Yet Be Purchased Under the Plan
				$10,000,000
November 1, 2011 to November 30, 2011	17,400	$5.77	17,400	9,899,609
December 1, 2011 to December 31, 2011	454,154	5.40	471,554	7,447,574
Total	471,554	$5.41

Our 2012 Proxy Statement includes information relating to the compensation plans under which our equity securities are authorized for issuance, under the heading "Equity Compensation Plan," and we incorporate such information herein by reference. Please see the footnote, "Stock-Based Compensation", in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information relating to our compensation plans under which our equity securities are authorized for issuance.

Comparison of Cumulative Total Return Since the Company's Initial Public Offering
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph and table by reference therein.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and the Financial Select Sector SPDR Fund for the period beginning on December 17, 2010 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2011, assuming an initial investment of $100. Subsequent to our initial public offering in December 17, 2010, we have not declared or paid cash dividends on our common stock, while the data for the Russell 2000 Index and the Financial Select Sector SPDR Fund assumes reinvestment of dividends.

$160
$140
$120
$100
$80
$60
$40
$20
12/17/2010
12/31/2010
1/31/2011
2/28/2011
3/31/2011
4/29/2011
5/31/2011
6/30/2011
7/29/2011
8/31/2011
9/30/2011
10/31/2011
11/30/2011
12/30/2011
FRF
RUT
XLF

	12/17/10	12/31/10	01/31/11	02/28/11	03/31/11	04/29/11	05/31/11	06/30/11	07/29/11	08/31/11	09/30/11	10/31/11	11/30/11	12/30/11
Fortegra Financial	$100.00	$100.45	$106.45	$103.64	$103.27	$99.55	$85.73	$71.27	$70.45	$46.82	$47.73	$48.00	$52.73	$60.73
Russell 2000	100.00	100.53	100.22	105.64	108.22	111.00	108.82	106.15	102.25	93.24	82.64	95.07	94.60	95.05
Financial Select Sector SPDR Fund	100.00	102.70	105.60	108.50	105.54	105.47	102.00	98.84	95.30	86.16	76.05	86.93	82.49	83.71

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. On June 20, 2007, affiliates of Summit Partners acquired a majority of our capital stock. All periods prior to June 20, 2007 are referred to as "Predecessor," and all periods including and after such date are referred to as "Successor." The Consolidated Financial Statements for all Successor periods are not comparable to those of the Predecessor periods. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related footnotes included in Part II, Item 8 of this Annual Report. All acquisitions by Fortegra during the five years ended December 31, 2011 are included in results of operations since their respective dates of acquisition.

(in thousands, except shares and per share amounts)	Successor					Predecessor
Consolidated Statement of Income Data:	Years Ended December 31,				June 20, 2007 to December 31, 2007	January 1, 2007 to June 19, 2007
	2011	2010	2009	2008
Revenues:
Service and administrative fees	$38,200	$34,145	$31,829	$24,279	$10,686	$8,165
Brokerage commissions and fees	34,396	24,620	16,309	—	—	—
Ceding commission	29,495	28,767	24,075	26,215	13,733	10,753
Net investment income	3,368	4,073	4,759	5,560	3,411	2,918
Net realized gains (losses)	4,193	650	54	(1,921)	(348)	516
Net earned premium	115,503	111,805	108,116	112,774	68,219	64,906
Other income	170	230	971	178	28	353
Total revenues	225,325	204,290	186,113	167,085	95,729	87,611

Expenses:
Net losses and loss adjustment expenses	37,949	36,035	32,566	29,854	20,324	21,224
Commissions	74,231	71,003	70,449	81,226	45,275	42,638
Personnel costs	44,547	36,361	31,365	21,742	10,722	9,409
Other operating expenses	30,362	22,873	22,291	12,225	8,508	7,118
Depreciation	3,077	1,396	801	532	243	221
Amortization	4,952	3,232	2,706	2,097	1,049	—
Interest expense	7,641	8,464	7,800	7,255	4,130	1,169
Loss on sale of subsidiary	477	—	—	—	—	—
Total expenses	203,236	179,364	167,978	154,931	90,251	81,779

Income before income taxes and non-controlling interest	22,089	24,926	18,135	12,154	5,478	5,832
Income taxes	7,745	8,703	6,551	4,208	1,761	1,983
Income before non-controlling interest	14,344	16,223	11,584	7,946	3,717	3,849
Less: net (loss) income attributable to non-controlling interest	(170)	20	26	(82)	64	34
Net income	$14,514	$16,203	$11,558	$8,028	$3,653	$3,815

Earnings per share:
Basic	$0.71	$1.02	$0.75	$0.55	$0.25	$0.19
Diluted	$0.68	$0.94	$0.69	$0.52	$0.24	$0.18
Weighted average common shares outstanding
Basic	20,352,027	15,929,181	15,388,706	14,549,703	14,524,466	20,051,141
Diluted	21,265,801	17,220,029	16,645,928	15,520,108	15,515,750	21,148,271

Consolidated statement of cash flows data:
Operating activities	$12,836	$13,102	$13,393	$12,998	$10,265	$2,518
Investing activities	(47,465)	(29,801)	(26,532)	(26,069)	(10,297)	22,424
Financing activities	22,579	30,148	20,997	(1,875)	(571)	(474)

(in thousands)	Successor
Consolidated balance sheet data:	At December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$31,339	$43,389	$29,940	$22,082	$43,495
Total assets	609,912	541,535	478,626	442,369	416,300
Notes payable	73,000	36,713	31,487	20,000	21,079
Preferred trust securities	35,000	35,000	35,000	35,000	35,000
Redeemable preferred securities	—	11,040	11,540	11,540	11,540
Total stockholders’ equity	132,277	123,887	80,793	57,021	51,473

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A represents an overview of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and Notes thereto included in Part II, "Item 8 Financial Statements and Supplementary Data" of this Annual Report. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Annual Report.

Executive Summary
For the year ended December 31, 2011, our overall revenues increased $21.0 million, or 10.3%, to $225.3 million from $204.3 million for the same period in 2010, primarily due to brokerage commissions, service and administrative fees, net realized gains and net earned premiums. Our net income for the year ended December 31, 2011 decreased$1.7 million, or 10.4%, to $14.5 million from $16.2 million for the same period in 2010 and was primarily impacted by higher operating costs. Earnings per diluted share were $0.68 for the year ended December 31, 2011 compared to $0.94 for 2010. Total expenses increased $23.9 million, or 13.3%, to $203.2 million for the year ended December 31, 2011 from $179.4 million for the same period in 2010. The majority of the increase was associated with our own internal expansion and acquired businesses and included increases of $8.2 million in personnel costs, $7.5 million in other operating expenses, $3.2 million in commission expense and a $3.0 million increase in total depreciation and amortization of intangibles.

During 2011, we continued to expand our insurance services product offering and geographic reach with the acquisition of Auto Knight in January 2011, eReinsure in March 2011, and Pacific Benefits Group in October 2011 and Magna in December 2011. Each acquisition added scale and key capabilities to our Payment Protection, BPO and Brokerage segments.

Our Auto Knight acquisition extended our Roadside Assistance product marketing capabilities to affinity marketing and added new products and services such as Key Replacement and Tire and Wheel protection. eReinsure brought to us a unique platform for transacting facultative reinsurance transactions. The eReinsure platform is a singularly unique provider to the leading insurance and reinsurance companies worldwide.

With the acquisition of Pacific Benefits Group, we significantly expanded our distribution capabilities. We now are able to provide our clients a menu of services that includes direct response marketing and sales, administration, and servicing. This unique capability will be the focal point of our future strategy to capitalize on mass marketing of our complementary products to our client's customers allowing our clients to monetize what was once lost sales opportunities.

Finally, the assumption reinsurance treaty with Magna provided a key Payment Protection client a viable exit strategy for a non-core activity, and afforded our BPO segment some of the servicing capabilities relative to term life and annuity products that we can incorporate into new product and servicing opportunities in the future.

During 2011, many of our brands were recognized for their significant achievements. Life of the South is now recognized as the second leading credit life provider as measured by A.M. Best and Bliss & Glennon is a top ten broker for excess and surplus lines.

In 2011, we expanded our revolving credit facility to a maximum of $85.0 million from $55.0 million to help facilitate the expansion of our growth and acquisitions. In the fourth quarter of 2011, we announced a program to buy back up to $10 million of our shares of common stock. At December 31, 2011, the Company had acquired a total of 471,554 shares at an aggregate value of $2.6 million. We view the stock buyback programs as an effective method of creating stockholder value and prudent use of available cash resources.

Critical Accounting Policies
We prepare our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") which requires management to make significant estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. See "Use of Estimates" and "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements, included in Item 8 of this Annual Report for additional information.

We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted. In addition, some accounting policies require significant judgment to apply complex principles of accounting to certain transactions, such as acquisitions, in determining the most appropriate accounting treatment. We believe that the significant accounting estimates and policies described below are material to our financial reporting and are subject to a degree of subjectivity and/or complexity. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Investments
We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and if necessary, written down to their fair value through a charge against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in fair value requires the judgment of management. The analysis takes into account relevant factors, both quantitative and qualitative in nature. Among the factors considered are the following: the length of time and the extent to which fair value has been less than cost; issuer-specific considerations, including an issuer's short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default; the occurrence of a significant economic event that may affect the industry in which an issuer participates; and for loan-backed and structured securities, the undiscounted estimated future cash flows as compared to the current book value. When such impairments occur, the decrease in fair value is reported in net income as a realized investment loss and a new cost basis is established.

With respect to securities where the decline in fair value is determined to be temporary and the security's fair value is not written down, a subsequent decision may be made to sell that security and realize a loss. If we do not expect for a security's decline in fair value to be fully recovered prior to the expected time of sale, we would record an other-than-temporary impairment in the period in which the decision to sell is made.

There are inherent risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in fair value. See the footnote, "Investments" in the Notes to the Consolidated Financial Statements included in ITEM 8 of this Annual Report for additional information and ITEM 1A. RISK FACTORS - "Risks Related to Our Payment Protection Business - Our investment portfolio is subject to several risks that may diminish the fair value of our invested assets and cash and may materially and adversely affect our business and profitability" and "Liquidity and Capital Resources - Liquidity" contained elsewhere in this Annual Report.

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

The following table provides details of the reinsurance receivables balance at: (in thousands)	At December 31,
	2011	2010
Ceded unearned premiums:
Life	$59,545	$48,342
Accident and health	30,759	29,289
Property	80,758	65,023
Total ceded unearned premiums	171,062	142,654

Ceded claim reserves:
Life	1,794	1,421
Accident and health	9,896	9,376
Property	7,743	9,455
Total ceded claim reserves recoverable	19,433	20,252
Other reinsurance settlements recoverable	4,245	6,476
Reinsurance receivables	$194,740	$169,382

We utilize reinsurance for loss protection and capital management. See ITEM 1A. RISK FACTORS - "Risks Related to Our Payment Protection Business - Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers."

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method with the corresponding gain or loss recorded to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture, fixtures, equipment and software. Leasehold improvements and capitalized leases are depreciated over the remaining life of the lease.

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

Amortization of deferred acquisition costs for the years ended December 31, 2011, 2010 and 2009, totaled $56.0 million, $57.3 million and $57.7 million, respectively. We evaluate whether deferred acquisition costs are recoverable at year-end, and consider investment income in the recoverability analysis.  As a result of our evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2011, 2010 and 2009.

Goodwill and Other Intangible Assets
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination. Other intangible assets include trademarks, customer related and contract based assets representing primarily client lists and non−compete arrangements and acquired software. Goodwill and other intangible assets are carried as assets on the Consolidated Balance Sheets. Goodwill represented $108.8 million, $74.0 million, and $63.6 million of our total assets as of December 31, 2011, 2010 and 2009, respectively while other intangible assets represented $47.0 million, $40.0 million, and $30.0 million of our total assets as of December 31, 2011, 2010 and 2009, respectively.

Our goodwill is not amortized but is reviewed annually in the fourth quarter for impairment or more frequently if certain indicators arise. Our reporting units for impairment testing purposes are identical to our operating segments. In 2011 we adopted Accounting Standards Update ("ASU") 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, management determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-part quantitative impairment test under Topic 350. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

Management assessed goodwill as of December 31, 2011, 2010 and 2009 and determined that no impairment existed as of those dates.

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

(in thousands)	As of December 31, 2011			As of December 31, 2010			As of December 31, 2009
Product Type	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve
Property	$213	$3,189	$3,402	$—	$2,784	$2,784	$—	$2,090	$2,090
Surety	—	173	173	—	641	641	—	740	740
General liability(3)	—	2,167	2,167	—	2,084	2,084	—	2,773	2,773
Credit life	539	2,267	2,806	526	1,967	2,493	1,029	2,170	3,199
Credit disability	204	3,540	3,744	118	3,731	3,849	135	4,175	4,310
AD&D	176	614	790	131	436	567	59	430	489
Other	1	68	69	—	23	23	—	32	32
Total	$1,133	$12,018	$13,151	$775	$11,666	$12,441	$1,223	$12,410	$13,633
(1) "In Course of Settlement" represents amounts reserved to pay claims known but are not yet paid.
(2) IBNR reserves represent amounts reserved to pay claims where the insured event has occurred and has not yet been reported. IBNR reserves for credit disability also include the net present value of future claims payment of $1,354, $1,094 and $1,159 as of December 31, 2011, 2010 and 2009, respectively.
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

While our cost of claims has not varied significantly from our reserves in prior periods, if the actual level of loss frequency and severity are higher or lower than expected, our paid claims will be different than management's estimate. We believe that, based on our actuarial analysis, an aggregate change that is greater than ± 10% (or 5% for each of loss frequency and severity) is not probable. The effect of higher and lower levels of loss frequency and severity levels on our ultimate cost for claims occurring in 2011 would be as follows (dollars in thousands):

Sensitivity Change in Both Loss Frequency and Severity For All Payment Protection Products	Claims Cost	Change in Claims Cost
5% higher	$14,499	$1,348
3% higher	13,952	801
1% higher	13,415	264
Base scenario	13,151	—
1% lower	12,887	(264)
3% lower	12,350	(801)
5% lower	11,803	(1,348)

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

Unearned Premiums
Premiums written are earned over the period that coverage is provided. Unearned premiums represent the portion of premiums that will be earned in the future and are generally calculated using the pro-rata method. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred policy acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2011, 2010 and 2009, no such reserve was recorded.

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

Under ASC Topic 740, Income Taxes, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In determining whether our deferred tax asset is realizable, we considered all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carry-back or carry-forward period. We considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years and tax-planning strategies.

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

Service and Administrative Fees
We earn service and administrative fees for a variety of activities. This includes providing administrative services for other insurance companies, debt cancellation programs, motor club memberships, collateral tracking, and asset recovery services.

Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policy or debt cancellation contract being administered. For example, if the credit instrument is 36 months in duration, the credit insurance policy or debt cancellation contract is also 36 months. Because we provide administrative services over the life of the policy or debt cancellation contract, we recognize service and administrative fees over the life of the insurance policy or debt cancellation contract. Accordingly, if there is a pre-term cancellation, no funds would be due to our customer. As a result, we have had no significant changes in earnings patterns, resulting in no prior period adjustments to total revenues or net income.

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

Brokerage Commissions and Fees
We earn brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies. Brokerage commission income is primarily recognized when the underlying insurance policies are issued. A portion of the brokerage commission income is derived from profit agreements with insurance carriers. These commissions are received from carriers based upon the underlying underwriting profitability of the business that we place with those carriers. Profit commission income is generally recognized as revenue on the receipt of cash based on the terms of the respective carrier contracts. In certain instances, profit commission income may be recognized in advance of cash receipt where the profit commission income due to be received has been calculated or has been confirmed by the insurance carrier. See - "Revenues - Brokerage Commissions and Fees" in this MD&A for a discussion of various factors that impact our brokerage commissions and fees.

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

Our experience adjustments, exclusive of investment income are as follows: (in thousands)	Years Ended December 31,
	2011	2010	2009
Experience Adjustments	$7,245	$6,072	$4,775

Net Earned Premium
Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of Payment Protection insurance policies by our distributors or premiums written for Payment Protection insurance policies by another carrier and assumed by us. Whether direct or assumed, the premium is earned over the life of the respective policy. Direct and assumed earned premium are offset by premiums ceded to our reinsurers, including producer owned reinsurance companies ("PORCs"). The amount ceded is proportional to the amount of risk assumed by the reinsurer.

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

Net Investment Income
We earn net investment income from interest payments and dividends received from our investment portfolio, and interest earned on our cash accounts and notes receivable, less portfolio management expenses. Our investment portfolio is primarily invested in fixed maturity securities which tend to produce consistent levels of investment income. The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the fair value of, fixed maturity and short-term investments.

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

Stock-Based Compensation
We currently have stock options outstanding under our 2005 Equity Incentive Plan and stock options and restricted stock awards outstanding under The 2010 Omnibus Incentive Plan. We record stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses the accounting for share-based awards. We measure stock-based compensation expense using the calculated value method. Under this method, we estimate the fair value of each stock option on the grant date using the Black-Scholes valuation model. We use historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of the Company's stock, we have chosen to estimate volatility, by using the average volatility of a selected peer group of publicly traded companies operating in the same industry. Expected dividends are based on the assumption that no dividends are expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The fair value of restricted stock awards is based on the market price of our common stock at the grant date. We typically recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period. Please see the footnote, "Stock-Based Compensation" in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information.

Recently Issued Accounting Standards
For a discussion on recently issued accounting standards please see Note 3 of the Notes to the Consolidated Financial Statements of this Annual Report.

COMPONENTS OF REVENUES AND EXPENSES

Revenues
 Service and Administrative Fees. We earn service and administrative fees from our Payment Protection and BPO business segments. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. We earn service and administrative fees from a variety of activities, including the administration of credit insurance, the administration of debt cancellation programs, the administration of motor club programs, the administration of warranty programs and the administration of collateral tracking and asset recovery programs.

Payment Protection.  Our Payment Protection products are sold as complementary products to consumer retail and credit transactions and are thus subject to the volatility of volume of consumer purchase and credit activities. We receive service and administrative fees for administering Payment Protection products that are sold by our clients, such as credit insurance, debt protection, motor club and warranty solutions. We earn administrative fees for administering debt cancellation plans, facilitating the distribution and administration of warranty or extended service contracts, providing motor club membership benefits and providing related services for our clients. For credit insurance products, our clients typically retain the risk associated with credit insurance products that they sell to their customers through economic arrangements with us. Our Payment Protection revenue includes revenue earned from reinsurance arrangements with producer owned reinsurance companies owned by our clients. Our clients own producer owned reinsurance companies ("PORCs") that assume the credit insurance premiums and associated risk that they originate in exchange for fees paid to us for ceding the premiums. In addition, our Payment Protection revenue includes administrative fees charged by us under retrospective commission arrangements with producers, where the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance retained by us. Under these arrangements, our insurance companies receive the insurance premiums and administer the policies that are distributed by our clients. The producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those polices, which includes our administrative fees, incurred claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer. Revenues in our Payment Protection business may fluctuate seasonally based on consumer spending trends, where consumer spending has historically been higher in September and December, corresponding to back-to-school and the holiday season. Accordingly, our Payment Protection revenues may reflect higher third and fourth quarters than in the first half of the year.

BPO. Our BPO revenues consist primarily of service and administrative fees for providing a broad set of administrative services tailored to insurance and other financial services companies including ongoing sales and marketing support, premium billing and collections, policy administration, claims adjudication, call center management services and the development of web-hosted applications for the reinsurance market. In addition, our BPO segment markets and sells health, accident, critical illness and life insurance policies to customers in the U.S. Our BPO revenues are based on the volume of business that we manage on behalf of our clients. Our BPO segment typically charges fees on a per-unit of service basis as a percentage of our client's insurance premiums.

Brokerage Commissions and Fees.  Brokerage commissions and fees consist of commissions paid to us by insurance companies, net of the portion of the commissions we share with retail insurance brokers and agents. The commissions we receive from insurance carriers are typically calculated as a percentage of the premiums paid for the specialized and complex insurance products (commonly known as "surplus lines") we distribute. We typically earn our commissions on the later of the effective date of the policy or the date coverage is bound. We pay our retail insurance agent and broker clients a portion of the gross commissions we receive from insurance carriers for placing insurance. In certain cases, our Brokerage segment also charges fees for policy issuance, inspections and other types of transactions. Our Brokerage segment also derives fees from master license agreements to use the eReinsure system together with fees for the transactions completed through its platform.

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

Net Realized Gains (Losses). We realize gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and cost basis for equity securities. We recognize realized losses for invested assets sold for an amount less than their carrying cost or when fixed maturity securities or equity securities are written down as a result of an other-than-temporary impairment ("OTTI").

 Net Investment Income. We earn net investment income from interest payments and dividends received from our investment portfolio, and interest earned on our cash accounts and notes receivable, less portfolio management expenses. Our investment portfolio is primarily invested in fixed maturity securities which tend to produce consistent levels of investment income. The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the fair value of, fixed maturity and short-term investments.

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

Commissions. Commissions include the commissions paid to distributors selling credit insurance policies offered by our Payment Protection division. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, our commissions are subject to retrospective adjustment based on the profitability of the related policies. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the producer of the credit insurance policies, which is typically our client, receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer.

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

Results of Operations
The following table sets forth our Consolidated Statements of Income for the years ending December 31, 2011, 2010 and 2009:

(in thousands, except shares, per share amounts and percentages)	Years Ended December 31,
	2011	2010	Change from 2010	% Change from 2010	2009
Revenues:
Service and administrative fees	$38,200	$34,145	$4,055	11.9%	$31,829
Brokerage commissions and fees	34,396	24,620	9,776	39.7	16,309
Ceding commission	29,495	28,767	728	2.5	24,075
Net investment income	3,368	4,073	(705)	(17.3)	4,759
Net realized gains	4,193	650	3,543	545.1	54
Net earned premium	115,503	111,805	3,698	3.3	108,116
Other income	170	230	(60)	(26.1)	971
Total Revenues	225,325	204,290	21,035	10.3	186,113

Expenses:
Net losses and loss adjustment expenses	37,949	36,035	1,914	5.3	32,566
Commissions	74,231	71,003	3,228	4.5	70,449
Personnel costs	44,547	36,361	8,186	22.5	31,365
Other operating expenses	30,362	22,873	7,489	32.7	22,291
Depreciation	3,077	1,396	1,681	120.4	801
Amortization of intangibles	4,952	3,232	1,720	53.2	2,706
Interest expense	7,641	8,464	(823)	(9.7)	7,800
Loss on sale of subsidiary	477	—	477	100.0	—
Total Expenses	203,236	179,364	23,872	13.3	167,978

Income before income taxes and non-controlling interest	22,089	24,926	(2,837)	(11.4)	18,135
Income Taxes	7,745	8,703	(958)	(11.0)	6,551
Income before non-controlling interest	14,344	16,223	(1,879)	(11.6)	11,584
Less: net (loss) income attributable to non-controlling interest	(170)	20	(190)	(950.0)	26
Net income	$14,514	$16,203	$(1,689)	(10.4)%	$11,558

Earnings per share:
Basic	$0.71	$1.02			$0.75
Diluted	$0.68	$0.94			$0.69
Weighted average common shares outstanding:
Basic	20,352,027	15,929,181			15,388,706
Diluted	21,265,801	17,220,029			16,645,928

Revenues
Service and Administrative Fees
Service and administrative fees for the year ended December 31, 2011 increased $4.1 million, or 11.9%, to $38.2 million from $34.1 million for the year ended December 31, 2010. The increase resulted primarily from a $7.5 million increase in administrative fees in our Payment Protection segment, including the benefit of a $6.9 million increase in administrative fees from our 2011 acquisition of Auto Knight, the full benefit of our 2010 car club acquisitions, which mostly occurred in the latter part of 2010, and growth in our core business of $0.6 million. These increases were partially offset by a $1.5 million reduction in our BPO segment revenues and $1.9 million of lower debt collection and collection recovery fees.

Service and administrative fees for the year ended December 31, 2010 increased $2.3 million, or 7.3%, to $34.1 million from $31.8 million for the year ended December 31, 2009. The increase resulted primarily from a $4.1 million increase in administrative fees in our Payment Protection segment, including the benefit of a $2.9 million increase in administrative fees from our acquisition of Continental in May 2010 and $1.2 million from our September 2010 acquisition of United. The acquisition of South Bay Acceptance Corporation ("South Bay") on February 1, 2010 contributed an additional $1.1 million to this increase for the administration of premium finance contracts. These increases of $5.2 million were partially offset by a $2.6 million reduction in revenues in our BPO segment.

Brokerage Commissions and Fees
Brokerage commissions and fees for the year ended December 31, 2011 increased $9.8 million or 39.7%, to $34.4 million from $24.6 million for the year ended December 31, 2010. The acquisition of eReinsure in March 2011 contributed $8.8 million in fees and Bliss & Glennon contributed an increase of $1.0 million in both contingent commissions and net commissions and fees.

Brokerage commissions and fees for the year ended December 31, 2010 increased $8.3 million, or 51.0%, to $24.6 million from $16.3 million for the year ended December 31, 2009. The increase in revenues was attributable to a full year of Bliss & Glennon included in the 2010 results, while 2009 included revenues commencing with the acquisition of Bliss & Glennon on April 15, 2009. Brokerage commissions and fees for the year ended December 31, 2010 included $23.2 million in standard commissions plus $1.4 million in profit commissions compared with $16.0 million and $0.3 million, respectively, for 2009.

Ceding Commissions
Ceding commissions for the year ended December 31, 2011 increased $0.7 million, or 2.5%, to $29.5 million from $28.8 million for the year ended December 31, 2010. This increase was due to additional service and administrative fees of $1.4 million from increased insurance production in 2011. In addition, underwriting profits increased $1.2 million due to positive underwriting performance. Net investment income, including realized gains, from assets held in trust by our reinsurers decreased $1.9 million during the period. For the year ended December 31, 2011, ceding commissions included $21.0 million in service and administrative fees, $7.2 million in underwriting profits from positive underwriting performance and $1.3 million in net investment income.

Ceding commissions for the year ended December 31, 2010 increased $4.7 million, or 19.5%, to $28.8 million from $24.1 million for the year ended December 31, 2009. This increase was due to additional service and administrative fees of $2.3 million from increased insurance production in 2010. Underwriting profits increased $1.2 million due to positive underwriting performance. In addition, net investment income from assets held in trust by our reinsurers increased $1.1 million during the period. Pursuant to the existing treaties our reinsurer holds assets in trust related to our credit insurance program. If the reinsurers divest these assets our proportional share of the gains or losses flows through the ceding commission. For the year ended December 31, 2010, ceding commissions included $19.6 million in service and administrative fees, $6.0 million in underwriting profits from positive underwriting performance and $3.1 million in net investment income.

Net Investment Income
Net investment income for the year ended December 31, 2011 was $3.4 million and $4.1 million for the year ended December 31, 2010. The decrease was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash. Yields on the investment portfolio decreased 134 basis points to 2.88% for the year ended December 31, 2011 from 4.22% for the year ended December 31, 2010.

Net investment income for the year ended December 31, 2010 decreased $0.7 million, or 14.4%, to $4.1 million from $4.8 million for the year ended December 31, 2009. This decrease was due primarily to lower yields on our fixed maturity securities. Yields have fallen 61 basis points to 4.22% for the year ended December 31, 2010 from 4.83% for the year ended December 31, 2009.

Net Realized Gains
Net realized gains for the year ended December 31, 2011 increased $3.5 million from the sale of approximately $62.3 million in securities during the year compared to $8.8 million sold in 2010.

Net realized gains were $0.7 million for the year ended December 31, 2010 compared with $0.1 million for the year ended December 31, 2009. The primary increase for 2010 was due to a lower level of realized losses on the sale of fixed maturity securities.

Net Earned Premium
Net earned premium for the year ended December 31, 2011 increased $3.7 million, or 3.3%, to $115.5 million from $111.8 million for the year ended December 31, 2010. Direct and assumed earned premium increased $13.5 million resulting from an increase in direct and assumed written premium due to new clients distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $9.8 million or 5.0%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for both the year ended December 31, 2011and 2010, respectively.

Net earned premium for the year ended December 31, 2010 increased $3.7 million, or 3.4%, to $111.8 million from $108.1 million for the year ended December 31, 2009. Direct and assumed earned premium increased $7.7 million resulting from an increase in direct and assumed written premium due to new clients distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $4.0 million or 2.1%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for the years ended December 31, 2010 and 2009.

Other Income
Other income was $0.2 million for the year ended December 31, 2011 and 2010. Other income was $0.2 million for the year ended December 31, 2010 compared with $1.0 million for the year ended December 31, 2009. The difference between 2010 and 2009 other income principally consisted of a non-recurring reserve reduction of $0.5 million from the Bliss & Glennon acquisition.

Expenses
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the year ended December 31, 2011 increased $1.9 million, or 5.3% to $37.9 million, from $36.0 million for the year ended December 31, 2010.  For the year ended December 31, 2011, our direct and assumed losses increased by $2.4 million, or 3.1%, as compared with the same period in 2010 due to a slightly unfavorable loss experience for 2011. For the year ended December 31, 2011, our ceded losses were higher by $0.5 million, or 1.2%, compared with the year ended December 31, 2010, thereby decreasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 54% overall cession rate of direct and assumed losses and loss adjustment expenses for the year ended December 31, 2011, compared to 55% for the year ended December 31, 2010.

Net losses and loss adjustment expenses for the year ended December 31, 2010 increased $3.5 million, or 10.7% to $36.0 million from $32.6 million for the year ended December 31, 2009.  For the year ended December 31, 2010, our direct and assumed losses decreased by $1.0 million, or  1.2%, as compared with the year ended December 31, 2009, due to slightly more favorable loss development. However, for the year ended December 31, 2010, our ceded losses, which serve to decrease our net losses, were lower by $4.4 million, or 9.3%, as compared with the year ended December 31, 2009, thereby increasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 55% overall cession rate of direct and assumed losses and loss adjustment expenses for the year ended December 31, 2010 and 59% for the year ended December 31, 2009.

Commissions
Commissions for the year ended December 31, 2011increased $3.2 million, or 4.5%, to $74.2 million, from $71.0 million for the year ended December 31, 2010. The increase in commission expense resulted from a $4.5 million increase in net commissions due to growth in net written premiums. Retrospective commission expense increased $1.3 million due to favorable underwriting results and a decrease of $2.6 million in deferred policy acquisition cost amortization.

Commissions for the year ended December 31, 2010 increased $0.6 million, or 0.8%, to $71.0 million from $70.4 million for the year ended December 31, 2009. The increase in commission expense resulted from a $0.5 million increase in commissions paid for the increase in production of credit insurance policy premiums. Retrospective commission expense decreased $0.7 million due to unfavorable underwriting results. This decrease was offset in part by a $0.8 million increase in deferred policy acquisition cost amortization.

Personnel Costs
Personnel costs for the year ended December 31, 2011 increased $8.2 million, or 22.5%, to $44.5 million from $36.4 million for the year ended December 31, 2010. The majority of the increase resulted from our 2011 and 2010 acquisitions, which increased personnel costs by $5.7 million, and $1.1 million associated with being a public company. Total employees at December 31, 2011 increased to 545 compared to 460 at December 31, 2010. For the year ended December 31, 2011 we recorded total stock based compensation expense of $0.6 million compared to $0.2 million the year ended December 31, 2010.

Personnel costs for the year ended December 31, 2010 increased $5.0 million, or 15.9%, to $36.4 million from $31.4 million for the year ended December 31, 2009, due to a net increase in total employees to 460 at December 31, 2010 compared to 423 at December 31, 2009. Headcount increases resulted from acquisitions, which increased personnel costs by $6.9 million, partially offset by a $1.9 million reduction in personnel costs in our other business segments. For the year ended December 31, 2009 we recorded total stock based compensation expense of $0.2 million.

Other Operating Expenses
Other operating expenses for the year ended December 31, 2011 increased $7.5 million, or 32.7%, to $30.4 million from $22.9 million for the year ended December 31, 2010. The additional increase in other operating expenses is primarily due to $1.9 million in non-recurring charges, which included $1.0 million in costs related to contemplated acquisitions, $0.2 million in costs for corporate governance matters, $0.2 million for office relocation expenses, and $0.1 million in non-recurring statutory audits related to expanded licensing activities. In addition, $1.5 million of the increase is attributable to public company costs, including increased auditing and professional fees, corporate insurance and director fees. Also, our 2011 and 2010 acquisitions increased other operating expenses by $3.2 million.

Other operating expenses for the year ended December 31, 2010 increased $0.6 million, or 2.6%, to $22.9 million from $22.3 million for the year ended December 31, 2009. In 2010, the acquisition of South Bay added $0.2 million to other operating expenses while the Continental and United acquisitions added $0.6 million. A full year of Bliss & Glennon expenses accounted for $1.9 million of the 2010 increase. The increase for 2010 was offset principally by a $1.2 million reduction in the BPO segment for processing, policy fulfillment and reduced call center expenses and a $1.1 million decline in corporate expenses.

Depreciation
Depreciation expense for the year ended December 31, 2011 increased $1.7 million, or 120.4%, to $3.1 million from $1.4 million for the year ended December 31, 2010. The increase was primarily due to higher levels of depreciable assets in service at December 31, 2011 compared to December 31, 2010.

Depreciation expense for the year ended December 31, 2010 increased $0.6 million, or 74.3%, to $1.4 million from $0.8 million for the year ended December 31, 2009. Higher depreciation expense in 2010 was due primarily to growth in our depreciable software assets.

Amortization of Intangibles
Amortization expense increased $1.7 million, or 53.2%, to $5.0 million for the year ended December 31, 2011 from $3.2 million for the year ended December 31, 2010. The increase for both periods presented was primarily due to the 2011 and 2010 acquisitions which increased the level of amortizable intangibles.

Amortization expense for the year ended December 31, 2010 increased $0.5 million, or 19.4%, to $3.2 million from $2.7 million for the year ended December 31, 2009. The increase in the amortization of other intangibles, aggregating $0.4 million, was primarily from the acquisitions of Bliss & Glennon, United and Continental.

Interest Expense
Interest expense for the year ended December 31, 2011 decreased $0.8 million, or 9.7%, to $7.6 million from $8.5 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 included the write off of $0.3 million during the first quarter of 2011 for capitalized issuance costs associated with the redemption of preferred stock. Interest expense for the year ended December 31, 2011 was positively impacted by the use of proceeds of our IPO funds to eliminate higher rate debt late in 2010 and to a lesser extent the changing of our base rate for our revolving line of credit to a EURO Dollar Funding thereby reducing our interest rate from 6.00% to 4.10% on $53.0 million in outstanding during the latter part of 2011. The reduction in higher rate borrowings was partially offset by the addition of approximately $41.8 million on our credit facility to fund the Auto Knight and eReinsure acquisitions in the first quarter of 2011 and to a lesser extent an additional $7.0 million borrowed to fund the PBG acquisition in the fourth quarter of 2011.

Interest expense for the year ended December 31, 2010 increased $0.7 million, or 8.5%, to $8.5 million from $7.8 million for the year ended December 31, 2009. This increase in 2010 was attributable to the increased borrowings associated with our acquisition of Continental, United and South Bay and higher rates on our indebtedness.

Loss on Sale of Subsidiary
On July 1, 2011, we sold our wholly owned subsidiary, CIRG and recorded a $0.5 million loss on the sale for the year ended December 31, 2011. No subsidiaries were sold during 2010 or 2009.

Income Taxes
Income taxes for the year ended December 31, 2011 decreased $1.0 million, or 11.0%, to $7.7 million compared with $8.7 million for 2010 due primarily to lower income before income taxes. Our effective tax rate was 35.1% for the year ended December 31, 2011 compared to 34.9% for the same period in 2010.

Income tax expense for the year ended December 31, 2010 increased $2.2 million, or 32.8%, to $8.7 million compared to $6.6 million for 2009. The increase in income tax expense was primarily due to a $6.8 million increase in pre-tax income for 2010. The effective tax rate was 34.9% and 36.1% for the year ended December 31, 2010 and 2009, respectively. The decrease in the effective tax rate was attributable to lower levels of non-deductible expenses and an increased amount of deductible goodwill amortization associated with recent acquisitions.

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

Our measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These measures are not in accordance with, or an alternative to, the U.S. GAAP information provided in this Annual Report. We believe that these Non-GAAP presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the U.S. GAAP information provided elsewhere in this Annual Report . The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of our operating expenses are fixed. For additional information regarding segment net revenues and operating expenses, see the footnote, "Segment Results" in the Notes to the Consolidated Financial Statements included in this Annual Report. The following table reconciles segment information to our Consolidated Statements of Income and provides a summary of other key financial information for each of our segments:

(in thousands)	Years Ended December 31,
	2011	2010	Change from 2010	% Change from 2010	2009
Payment Protection:
Service and administrative fees	$19,980	$12,459	$7,521	60.4%	$8,355
Ceding commission	29,495	28,767	728	2.5	24,075
Net investment income	3,368	4,033	(665)	(16.5)	4,759
Net realized gains	4,193	650	3,543	545.1	54
Other income	170	151	19	12.6	462
Net earned premium	115,503	111,805	3,698	3.3	108,116
Net losses and loss adjustment expenses	(37,949)	(36,035)	(1,914)	5.3	(32,566)
Commissions	(74,231)	(71,003)	(3,228)	4.5	(70,449)
Payment Protection revenue, net	60,529	50,827	9,702	19.1	42,806
Operating expenses - Payment Protection	32,736	23,573	9,163	38.9	23,814
EBITDA	27,793	27,254	539	2.0	18,992
EBITDA margin	45.9%	53.6%			44.4%
Depreciation and amortization	4,205	2,352	1,853	78.8	1,815
Interest	4,649	7,197	(2,548)	(35.4)	6,709
Income before income taxes and non-controlling interest	18,939	17,705	1,234	7.0	10,468

BPO:
BPO revenue	15,584	17,069	(1,485)	(8.7)	18,777
Operating expenses	11,598	10,002	1,596	16.0	9,909
EBITDA	3,986	7,067	(3,081)	(43.6)	8,868
EBITDA margin	25.6%	41.4%			47.2%
Depreciation and amortization	1,124	598	526	88.0	566
Interest	419	433	(14)	(3.2)	428
Income before income taxes and non-controlling interest	2,443	6,036	(3,593)	(59.5)	7,874

Brokerage:
Brokerage revenue	37,032	29,356	7,676	26.1	21,564
Operating expenses (1)	29,289	23,529	5,760	24.5	16,734
EBITDA (1)	7,743	5,827	1,916	32.9	4,830
EBITDA margin	20.9%	19.8%			22.4%
Depreciation and amortization	2,700	1,678	1,022	60.9	1,126
Interest	2,573	834	1,739	208.5	663
Income before income taxes and non-controlling interest (1)	2,470	3,315	(845)	(25.5)	3,041

Corporate:
Corporate revenue	—	—	—	—	(49)
Operating expenses	1,763	2,130	(367)	(17.2)	3,199
EBITDA	(1,763)	(2,130)	367	(17.2)	(3,248)
EBITDA margin	—%	—%			—%
Depreciation and amortization	—	—	—	—	—
Interest	—	—	—	—	—
Income before income taxes and non-controlling interest	(1,763)	(2,130)	367	(17.2)	(3,248)

Segment revenue	113,145	97,252	15,893	16.3	83,098

(in thousands)	Years Ended December 31,
	2011	2010	Change from 2010	% Change from 2010	2009
Net losses and loss adjustment expenses	37,949	36,035	1,914	5.3	32,566
Commissions	74,231	71,003	3,228	4.5	70,449
Total revenue	225,325	204,290	21,035	10.3	186,113
Segment operating expenses	75,386	59,234	16,152	27.3	53,656
Net losses and loss adjustment expenses	37,949	36,035	1,914	5.3	32,566
Commissions	74,231	71,003	3,228	4.5	70,449
Total expenses before depreciation, amortization and interest	187,566	166,272	21,294	12.8	156,671

Total EBITDA	37,759	38,018	(259)	(0.7)	29,442
Depreciation and amortization	8,029	4,628	3,401	73.5	3,507
Interest	7,641	8,464	(823)	(9.7)	7,800
Total income before taxes and non-controlling interest	22,089	24,926	(2,837)	(11.4)	18,135
Income taxes	7,745	8,703	(958)	(11.0)	6,551
Less: net (loss) income attributable to non-controlling interest	(170)	20	(190)	(950.0)	26
Net income	$14,514	$16,203	$(1,689)	(10.4)%	$11,558

(1) - Includes loss on sale of subsidiary of $477 for the year ended December 31, 2011.

As previously reported, starting January 1, 2011 certain BPO and Brokerage distribution channels were re-aligned to better reflect each segment's business focus. The distribution channel results for the years ended December 31, 2010 and December 31, 2009 have been reclassified from their prior period segment presentation. The impact of these reclassifications were $3.9 million in revenues and $3.6 million in expenses being moved from the BPO segment into the Brokerage segment for the year ended December 31, 2010 and $4.7 million in revenues and $3.8 million in expenses being moved from the BPO segment into the Brokerage segment for the year ended December 31, 2009 in order to conform to the presentation for the year ended December 31, 2011.

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
The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Net income	$14,514	$16,203	$11,558
Depreciation	3,077	1,396	801
Amortization of intangibles	4,952	3,232	2,706
Interest expense	7,641	8,464	7,800
Income taxes	7,745	8,703	6,551
Net (loss) income attributable to non-controlling interest	(170)	20	26
EBITDA	37,759	38,018	29,442
Transaction costs (a)	989	486	2,077
Corporate governance study	248	—	—
Relocation expenses	207	—	—
Statutory audits	98	—	—
Loss on sale of subsidiary	477	—	—
Legal expenses	360	—	—
Re-audit expenses	—	1,644	—
Adjusted EBITDA	$40,138	$40,148	$31,519
(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the year ended December 31, 2011 increased $9.7 million, or 19.1%, to $60.5 million from $50.8 million for the year ended December 31, 2010. The 2011 results include a full year of revenues from the acquisitions of Auto Knight, Continental and United, which added $6.9 million of revenue. Net realized gains on the sale of investments increased by $3.5 million. Service and administrative fee income for the core business was $0.6 million above prior year and resulted from increased debt cancellation and service fees primarily in the Consumer Finance channel. Ceding commission increased $0.7 million due to additional service and administrative fees from increased insurance production in 2011. These increases were offset by lower net investment income on our portfolio of $0.7 million due to lower investment yields. In addition, underwriting revenue was $1.3 million below prior year 2010 and resulted from increased commissions in the Consumer Finance channel and an increase in loss ratio in our risk retained business.

Net revenues for the year ended December 31, 2010 increased $8.0 million, or 18.7%, to $50.8 million from $42.8 million for the year ended December 31, 2009. The increase was primarily from the acquisitions of Continental and United, which added $4.1 million of revenue, along with increased ceding commission revenue of $4.7 million due to favorable underwriting results and a realized gain on the sale of assets attributable to our proportionate share of assets sold by our re-insurers.

Operating expenses for the year ended December 31, 2011 increased $9.2 million, or 38.9%, to $32.7 million from $23.6 million for the year ended December 31, 2010. This increase resulted primarily from $2.8 million in expenses associated with being a public company, $1.3 million in non-recurring expenses and additional stock-based compensation expense of $0.6 million. Also contributing to this increase was $3.2 million of expense from the acquisitions of Auto Knight, Continental and United.

Operating expenses for the year ended December 31, 2010 decreased $0.2 million, or 1.0%, to $23.6 million from $23.8 million for the year ended December 31, 2009. The year over year decrease in operating expenses resulted primarily from a $1.6 million decrease in salary and benefits in our Payment Protection business. In addition, our Payment Protection segment incurred operating expenses of $1.4 million associated with the 2010 acquisitions of Continental and United.

EBITDA for the year ended December 31, 2011 increased $0.5 million, or 2.0%, to $27.8 million from $27.3 million for the year ended December 31, 2010. As a result, EBITDA margin for the year ended December 31, 2011 was 45.9% compared with 53.6% for the year ended December 31, 2010.

EBITDA for the year ended December 31, 2010 increased $8.3 million, or 43.5%, to $27.3 million from $19.0 million for the year ended December 31, 2009. As a result, EBITDA margin for our Payment Protection segment was 53.6%% for the year ended December 31, 2010 compared with 44.4% for the year ended December 31, 2009.

BPO Segment
Revenues for the year ended December 31, 2011 decreased $1.5 million or 8.7%, to $15.6 million from $17.1 million for the year ended December 31, 2010. The decrease was driven by lower service and administrative fees for our insurance company clients which decreased $2.5 million due to regulatory changes that slowed the production for one of our main customers in 2011. This was offset by an increase in service and administrative fees of $0.1 million on debt cancellation programs of credit card companies and $0.9 million of additional revenue from our 2011 fourth quarter acquisition of PBG.

Revenues for the year ended December 31, 2010 decreased $1.7 million or 9.1%, to $17.1 million from $18.8 million for the year ended December 31, 2009. The decrease was driven by lower service and administrative fees on debt cancellation programs of credit card companies of $2.6 million due to macro economic conditions offset by an increase in service and administrative fees for our insurance company clients.

Operating expenses for the year ended December 31, 2011 increased $1.6 million or 16.0%, to $11.6 million from $10.0 million for the year ended December 31, 2010. This primarily resulted from additional expenses of $0.9 million from our 2011 acquisition of Pacific Benefits Group and higher expenses related to being a public company which was offset by lower personnel costs and variable costs for processing and fulfillment associated with the decline in revenue.

Operating expenses for the year ended December 31, 2010 increased $0.1 million or 1.0%, to $10.0 million from $9.9 million for the year ended December 31, 2009.

EBITDA for the year ended December 31, 2011 decreased $3.1 million, or 43.6%, to $4.0 million from $7.1 million for the year ended December 31, 2010. As a result, EBITDA margin for the year ended December 31, 2011 was 25.6% compared to 41.4% for the year ended December 31, 2010.

EBITDA for the year ended December 31, 2010 decreased $1.8 million, or 20.3%, to $7.1 million from $8.9 million for the year ended December 31, 2009. As a result, EBITDA margin for our BPO segment was 41.4% for the year ended December 31, 2010 compared to 47.2% for the year ended December 31, 2009.

Brokerage Segment
The Brokerage segment includes the results of the eReinsure acquisition from March 3, 2011 and six months of results from CIRG, which was sold in July 2011. We acquired our Brokerage segment in April 2009, and therefore, 2010 to 2009 comparisons are not meaningful.

Revenues for the year ended December 31, 2011 of $37.0 million were comprised primarily of $23.7 million in standard commissions and fees, $1.9 million in profit commissions, $8.8 million in fees from eReinsure, and $2.0 million in collateral recovery fees. Revenues for the year ended December 31, 2010 were $29.4 million and were comprised primarily of $23.3 million of standard commissions and fees, $1.2 million of profit commission revenue and $4.9 million of debt collection, premium financing and collateral recovery fees.

Revenues were $21.6 million for the year ended December 31, 2009 and were comprised of $20.7 million of standard commission and $0.3 million of profit commission revenue. In addition, we recorded a reserve reversal of $0.5 million in 2009 for canceled policy commission reserves that were deemed excessive.

Operating expenses for the year ended December 31, 2011 were $29.3 million, which includes a $0.5 million loss on sale of CIRG, compared to $23.5 million for the same period in 2010. For the year ended December 31, 2011 and 2010, the majority of our expenses were personnel costs, which totaled $19.8 million and $16.5 million, respectively. For the year ended December 31, 2011, eReinsure accounted for $3.3 million and $1.4 million of the personnel costs and operating expenses, respectively.

Operating expenses for the year ended December 31, 2009 were $16.7 million with the majority of the expense attributable to personnel costs.

EBITDA, excluding the loss on the sale of subsidiary of $0.5 million, for the year ended December 31, 2011 was $8.2 million compared to $5.8 million for the year ended December 31, 2010. As a result, EBITDA margin for the Brokerage segment was 22.2% and 19.8% for 2011 and 2010, respectively.

EBITDA for years ended December 31, 2010 and 2009 was $5.8 million and $3.9 million, respectively. As a result, EBITDA margin for the Brokerage segment was 19.8% and 22.4% for the year ended December 31, 2010 and 2009, respectively.

Corporate Segment
Operating expenses for the year ended December 31, 2011 were $1.8 million compared to $2.1 million for the same period in 2010. The expenses for the year ended December 31, 2011 included professional fees, transaction costs and costs associated with the moving of our Jacksonville, FL based operations. Segment operating expenses for the year ended December 31, 2010 were attributable to acquisition costs and re-audit professional fees and travel costs.

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

Goodwill by Business Segment
During 2011, we determined the final valuations for Continental, United and Auto Knight and reduced the amount of goodwill associated with these acquisitions by $6.4 million, $3.9 million and $1.1 million, respectively, to reflect the final valuation of goodwill acquired. Also, in July 2011, we sold CIRG, which reduced goodwill in the BPO segment by approximately $1.3 million.

The following table shows goodwill assigned to each business segment at:(in thousands)	December 31, 2011
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental	5,427
United	4,581
Auto Knight	3,219
Total Payment Protection	36,632

BPO:
Summit Partners Transactions	8,902
PBG	6,730
Total BPO	15,632

Brokerage:
Bliss & Glennon	29,917
South Bay	478
eReinsure	26,138
Total Brokerage	56,533

Total Goodwill	$108,797

Liquidity and Capital Resources
Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flow from operations, ordinary and extraordinary dividend capacity from our subsidiary insurance companies, revolving credit facility and equity investments. When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from insured parties that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our Consolidated Balance Sheets with a corresponding liability, net of our commissions, to insurance carriers.

Our primary cash requirements include the payment of our operating expenses, interest and principal payments on our debt, capital expenditures and acquisitions. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our facilities and equipment, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity.

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At December 31, 2011, we had total investments of $95.8 million, cash and cash equivalents of $31.3 million and $12.0 million of available capacity on our revolving credit facility. At December 31, 2010, we had total investments of $88.9 million, cash and cash equivalents of $43.4 million and $18.3 million of available capacity on our revolving credit facilities. Our total indebtedness was $108.0 million at December 31, 2011 compared to $82.8 million at December 31, 2010. During the year ended December 31, 2011, we paid off the entire $11.0 million of redeemable preferred stock outstanding thereby reducing a high rate funding source.

We believe that our cash flow from operations and our availability under our revolving credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We intend to use a portion of our available cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing revolving credit facility which matures in June of 2013.

Common Stock Repurchase Program
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a subsequent resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. In 2011, we repurchased a total of 471,554 shares at an average price of $5.41 per share at a total cost of $2.6 million. For additional information, see ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Regulatory Requirements
We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments are limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the following periods:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Ordinary dividends	$7,558	$8,380	$2,432
Extraordinary dividends	830	2,974	16,293
Total dividends	$8,388	$11,354	$18,725

$85.0 Million Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to our leverage ratio. We can select at our discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed EURO Dollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to our leverage ratio.

On November 30, 2010, Columbus Bank & Trust, a division of Synovus Bank, entered into a joinder agreement to the revolving credit facility and became a new lender under the revolving credit facility with a revolving commitment of $20.0 million, which increased the size of the Facility to $55.0 million.

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement (the "Wells Fargo Joinder") to the Facility to become a new lender under the Facility with a revolving commitment of $30.0 million, thereby increasing the size of the Facility from $55.0 million to $85.0 million.

We are required to pay a commitment fee of between 0.45% and 0.60% (based upon our leverage ratio) on the unused portion of the Facility. The purpose of the facility is for working capital and acquisitions. Interest on the line of credit is payable monthly. Our obligations under the Facility are guaranteed by substantially all of our domestic subsidiaries, other than South Bay and the regulated insurance subsidiaries. Under the Facility, we may not assign, sell, transfer or dispose of any collateral or effect certain changes to its capital structure and the capital structure of our subsidiaries without the Agent's prior consent. Our obligations under the Facility may be accelerated or the commitments terminated upon the occurrence of an event of default under the Facility, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

Wells Fargo Capital Finance, LLC Revolving Line of Credit - On February 7, 2011, we terminated our existing revolving $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which was never drawn upon.

Preferred Trust Securities
In connection with the Summit Partners Transactions, our subsidiary, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due 2037. The preferred trust securities bear interest at a rate of 9.61% per annum until the June 2012 interest payment date. Thereafter, interest on the preferred trust securities will be at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We are not permitted to redeem the preferred trust securities until after the June 2012 interest payment date. After such date, we may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly. On April 21, 2011, we entered into a forward interest rate swap with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in an effective rate of 7.57% after adding the applicable margin of 4.10%. The swap has a term of five years, commencing when the interest rate on the underlying preferred trust securities will begin to float in June 2012 and terminating in June 2017.

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

Redeemable Preferred Stock
During the year ended December 31, 2011, we paid off the $11.0 million of our Series A, B and C redeemable preferred stock that was outstanding at December 31, 2010. In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of the intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. In addition, the Series A, B and C redeemable preferred stock ceased accruing dividends on January 26, 2011. In conjunction with the redemption, the Company recorded a $0.2 million redemption premium during 2011.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. At December 31, 2011, the overall credit quality of the investment portfolio was rated A+ by Standard and Poor's Rating Service.

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

As of December 31, 2011, we held 35 fixed maturity and 5 equity securities in unrealized loss positions. We do not intend to sell these investments and we believe we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. For the year ended December 31, 2011, management deemed that 10 equity securities were other than temporarily impaired and recorded an impairment charge of $0.2 million. As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. During 2010, based on its quarterly review, management deemed 8 equity securities to be other-than-temporarily impaired and recorded an impairment charge of $0.1 million. For the year ended December 31, 2009, we did not record other-than-temporarily impairments. Please see the footnote, "Investments" in the Notes to the Consolidated Financial Statements included in ITEM 8 of this Annual Report for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	Years Ended December 31,
Cash provided by (used in):	2011	2010	2009
Operating activities	$12,836	$13,102	$13,393
Investing activities	(47,465)	(29,801)	(26,532)
Financing activities	22,579	30,148	20,997
Net change in cash and cash equivalents	$(12,050)	$13,449	$7,858

Operating Activities
Net cash provided by operating activities was $12.8 million for the year ended December 31, 2011 compared to net cash provided by operating activities of $13.1 million, for the year ended December 31, 2010. For the year ended December 31, 2011, our net cash provided by operating activities was attributable to an increase in unearned premiums and net income, partially offset by payments made for accrued expenses, accounts payable and other liabilities and a decrease in deferred revenue. For the year ended December 31, 2010, our net cash provided from operating activities primarily reflected our net income and collections of reinsurance and other receivables, partially offset by payments made for accrued expenses, accounts payable and other liabilities. In 2009, our net cash provided from operating activities primarily reflected our net income and collections of reinsurance and other receivables offset by a decrease in unearned premiums.

Investing Activities
Net cash used in investing activities was $47.5 million for the year ended December 31, 2011 and $29.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, net cash used in investing activities primarily reflected cash used for purchases of fixed maturity securities and our acquisitions of Auto Knight, eReinsure, PBG and Magna , partially offset by the sale and maturity of fixed maturity investments. For the year ended December 31, 2010, net cash used in investing activities primarily reflected cash used for purchases of fixed maturity securities, the acquisitions of South Bay, Continental and United and purchases of property and equipment. For the year ended December 31, 2009, net cash used in investing activities primarily reflected the use of cash for acquisitions and a change in restricted cash offset in part by cash from the sale or maturity of investments.

Financing Activities
Net cash provided by financing activities was $22.6 million for the year ended December 31, 2011 and $30.1 million for the year ended December 31, 2010. For the year ended December 31, 2011, net cash provided by financing activities primarily reflected borrowings under our lines of credit of $110.6 million, of which approximately $51.6 million was used to complete the acquisitions of Auto Knight, eReinsure and PBG, which was partially offset by $74.3 million used to pay-down our credit facilities and $11.0 million used for the redemption of our redeemable preferred stock. During 2011 we also used $2.6 million to repurchase 471,554 shares of our common stock under our stock repurchase plan. For the year ended December 31, 2010, net cash provided by financing activities primarily reflected proceeds of our IPO totaling $43.6 million less IPO related costs of $3.3 million and borrowings under our lines of credit of $25.2 million, partially offset by the redemption of $20.0 million in subordinated debentures and payment of the liquidation preference of $14.1 million paid to Class A stockholders. For the year ended December 31, 2009, net cash provided by financing activities reflected additional borrowings under our lines of credit and the issuance of common and treasury stock.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2011, are detailed in the table below by maturity date as of the dates indicated:

(in thousands)	Payments Due by Period
	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Notes payable	$—	$73,000	$—	$—	$73,000
Preferred trust securities	—	—	—	35,000	35,000
Operating leases	2,589	3,884	3,198	7,846	17,517
Policyholder account balances	2,628	4,969	4,609	15,834	28,040
Unpaid claims (1)	28,919	3,542	112	10	32,583
Total	$34,136	$85,395	$7,919	$58,690	$186,140
(1) Estimated. Net unpaid claims are: total $13,151; less than 1 year $11,671; 1-3 years $1,431; 3-5 years $45; and more than 5 years $4.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effective risk management is fundamental to our ability to protect both our customers' and stockholders' interests. We are exposed to potential losses from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk, and concentration risk.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of December 31, 2011, we had $73.0 million outstanding under our revolving credit facility with SunTrust at an interest rate of 4.59%. Our revolving credit facility allows the Company to select from various borrowing terms and rates that best fit the Company's interest rate risk profile and funding requirements.

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

We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.  Our risk management strategy and investment strategy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality.

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our Payment Protection business segments.

At December 31, 2011, approximately 69.4% of our $194.7 million of reinsurance receivables were protected from credit risk by using various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement, compared to $169.4 million or 73.0% at December 31, 2010. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, 78.7% at December 31, 2011 compared to 82.5% at December 31, 2010, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

We have two additional forms of concentration risk: (i) geographic (almost two-thirds of our Brokerage segment is in California) and (ii) channel distribution risk (almost half of our Payment Protection revenue is in the consumer finance distribution channel). Our risk mitigation strategies are to continue to expand geographically (in our Brokerage segment) and to continue to increase the volume of business through other distribution channels (in our Payment Protection segment).

Inflation Risk
Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when either invested assets or liabilities, but not both are indexed to inflation. Inflation did not have a material impact on our results of operations in the periods presented in our Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fortegra Financial Corporation

We have audited the accompanying Consolidated Balance Sheets of Fortegra Financial Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three‑year period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control over Financial Reporting, the Company has excluded eReinsure.com, Inc. ("eRe") from its assessment of internal control over financial reporting as of December 31, 2011, because eRe was acquired by the Company during 2011. Accordingly, our audit of internal control over financial reporting did not include eRe. The total assets and revenues of eRe represents approximately 6.6% of total assets as of December 31, 2011 and approximately 3.9% of total revenues and approximately 7.4% of net income for the year then ended.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortegra Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the years in the three‑year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Johnson Lambert & Co, LLP
Jacksonville, Florida
March 5, 2012

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Amounts)

	December 31,
	2011	2010
Assets:
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $92,311 in 2011 and $82,124 in 2010)	$93,509	$85,786
Equity securities available-for-sale at fair value (cost of $1,203 in 2011 and $1,955 in 2010)	1,219	1,935
Short-term investments	1,070	1,170
Total investments	95,798	88,891
Cash and cash equivalents	31,339	43,389
Restricted cash	14,180	15,722
Accrued investment income	929	880
Notes receivable	3,603	1,485
Other receivables	29,345	25,473
Reinsurance receivables	194,740	169,382
Deferred acquisition costs	62,687	65,142
Property and equipment, net	15,529	11,996
Goodwill	108,797	74,047
Other intangibles, net	47,022	39,997
Other assets	5,943	5,505
Total assets	$609,912	$541,909

Liabilities:
Unpaid claims	$32,583	$32,693
Unearned premiums	227,929	210,430
Policyholder account balances	28,040	—
Accrued expenses, accounts payable and other liabilities	35,283	41,844
Deferred revenue	20,781	25,611
Notes payable	73,000	36,713
Preferred trust securities	35,000	35,000
Redeemable preferred stock	—	11,040
Deferred income taxes	25,019	24,691
Total liabilities	477,635	418,022
Commitments and Contingencies (Note 24)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,561,328 and 20,256,735 shares issued at December 31, 2011 and 2010, respectively, including shares in treasury	206	203
Treasury stock, at cost, 516,132 shares and 44,578 shares at December 31, 2011 and 2010, respectively	(2,728)	(176)
Additional paid-in capital	96,199	95,556
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $944 and $(1,235), in 2011 and 2010, respectively	(1,754)	2,293
Retained earnings	39,822	25,308
Stockholders' equity before non-controlling interest	131,745	123,184
Non-controlling interest	532	703
Total stockholders' equity	132,277	123,887
Total liabilities and stockholders' equity	$609,912	$541,909

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share and Per Share Amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Service and administrative fees	$38,200	$34,145	$31,829
Brokerage commissions and fees	34,396	24,620	16,309
Ceding commission	29,495	28,767	24,075
Net investment income	3,368	4,073	4,759
Net realized gains	4,193	650	54
Net earned premium	115,503	111,805	108,116
Other income	170	230	971
Total revenues	225,325	204,290	186,113

Expenses:
Net losses and loss adjustment expenses	37,949	36,035	32,566
Commissions	74,231	71,003	70,449
Personnel costs	44,547	36,361	31,365
Other operating expenses	30,362	22,873	22,291
Depreciation	3,077	1,396	801
Amortization of intangibles	4,952	3,232	2,706
Interest expense	7,641	8,464	7,800
Loss on sale of subsidiary	477	—	—
Total expenses	203,236	179,364	167,978
Income before income taxes and non-controlling interest	22,089	24,926	18,135
Income taxes	7,745	8,703	6,551
Income before non-controlling interest	14,344	16,223	11,584
Less: net (loss) income attributable to non-controlling interest	(170)	20	26
Net income	$14,514	$16,203	$11,558

Earnings per share:
Basic	$0.71	$1.02	$0.75
Diluted	$0.68	$0.94	$0.69
Weighted average common shares outstanding:
Basic	20,352,027	15,929,181	15,388,706
Diluted	21,265,801	17,220,029	16,645,928

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, January 1, 2009	15,075,706	$957	(525,000)	$(2,069)	$45,894	$(1,072)	$11,652	$1,659	$57,021
Net income	—	—	—	—	—	—	11,558	26	11,584
Change in unrealized gains, net of tax of $(1,400)	—	—	—	—	—	2,679	—	1	2,680
Comprehensive income	—	—	—	—	—	2,679	11,558	27	14,264
Dividends	—	—	—	—	—	—	—	(211)	(211)
Stock-based compensation	—	—	—	—	209	—	—	—	209
Treasury stock sold	—	—	480,422	1,893	1,982	—	—	—	3,875
Options exercised	15,750	1	—	—	23	—	—	—	24
Issuance of common stock	695,457	44	—	—	5,567	—	—	—	5,611
Balance, December 31, 2009	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$23,210	$1,475	$80,793
Net income	—	—	—	—	—	—	16,203	20	16,223
Change in unrealized gains, net of tax of ($370)	—	—	—	—	—	686	—	68	754
Comprehensive income	—	—	—	—	—	686	16,203	88	16,977
Change in par value	—	(844)	—	—	844	—	—	—	—
Stock-based compensation	160,000	2	—	—	174	—	—	—	176
Redemption of minority interest	—	—	—	—	—	—	—	(860)	(860)
Options exercised	44,185	—	—	—	203	—	—	—	203
Conversion of Class A common stock	—	—	—	—	—	—	(14,105)	—	(14,105)
Issuance of common stock	4,265,637	43	—	—	40,660	—	—	—	40,703
Balance, December 31, 2010	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$25,308	$703	$123,887
Net income	—	—	—	—	—	—	14,514	(170)	14,344
Change in unrealized loss on swap, net of tax of $1,261	—	—	—	—	—	(2,341)	—	—	(2,341)
Change in unrealized gains and losses, net of tax of $918	—	—	—	—	—	(1,706)	—	(1)	(1,707)
Comprehensive income	—	—	—	—	—	(4,047)	14,514	(171)	10,296
Stock-based compensation	—	—	—	—	763	—	—	—	763
Shares issued for the Employee Stock Purchase Plan	10,167	—	—	—	58	—	—	—	58
Treasury stock purchased	—	—	(471,554)	(2,552)	—	—	—	—	(2,552)
Options exercised, net of forfeitures	294,426	3	—	—	648	—	—	—	651
Initial public offering costs	—	—	—	—	(826)	—	—	—	(826)
Balance, December 31, 2011	20,561,328	$206	(516,132)	$(2,728)	$96,199	$(1,754)	$39,822	$532	$132,277

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands Except Share Amounts)

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$14,514	$16,203	$11,558
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred policy acquisition costs	3,223	(5,754)	(2,096)
Depreciation and amortization	8,029	4,628	3,507
Deferred income tax expense	3,397	4,881	3,411
Net realized (gains)	(4,193)	(650)	(54)
Loss on sale of subsidiary	477	—	—
Stock-based compensation expense	763	176	209
Amortization of premiums and accretion of discounts on investments	609	348	197
Non-controlling interest	(170)	(772)	(184)
Change in allowance for doubtful accounts	(112)	(30)	(100)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(16)	30	285
Other receivables	(1,281)	4,874	1,148
Reinsurance recoverables	(5,181)	4,416	25,225
Other assets	(311)	(1,600)	(109)
Unpaid claims	(315)	(3,459)	(211)
Unearned premiums	14,330	(5,222)	(27,894)
Accrued expenses, accounts payable and other liabilities	(13,618)	(8,148)	(1,499)
Deferred revenue	(7,309)	3,181	—
Net cash flows provided by operating activities	12,836	13,102	13,393
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	9,701	12,114	12,323
Proceeds from sales of available-for-sale investments	62,300	8,769	14,376
Proceeds from maturities of short term investments	300	50	960
Purchases of available-for-sale investments	(63,757)	(24,047)	(8,326)
Purchases of property and equipment	(6,280)	(9,191)	(1,974)
Net (paid) for acquisitions of subsidiaries, net of cash received	(50,143)	(20,548)	(38,577)
Sale of subsidiary, net of cash paid	(153)	—	—
Net proceeds from notes receivable	(975)	684	120
Change in restricted cash	1,542	2,368	(5,434)
Net cash flows used in investing activities	(47,465)	(29,801)	(26,532)
Financing activities
Payments on notes payable	(74,263)	(20,000)	(13,600)
Proceeds from notes payable	110,550	25,226	25,087
Capitalized closing costs for notes payable	—	(1,379)	—
Payments for initial public offering costs	(826)	40,703	5,611
Payments on redeemable preferred stock	(11,040)	(500)
Stockholder funds disbursed at purchase	—	(14,105)	—
Net proceeds from exercise of stock options	607	117	24
Excess tax benefits from stock-based compensation	45	86	—
(Purchase) issuance of treasury stock	(2,552)	—	3,875
Net proceeds received from stock issued in the Employee Stock Purchase Plan	58	—	—
Net cash flows provided by financing activities	22,579	30,148	20,997
Net (decrease) increase in cash and cash equivalents	(12,050)	13,449	7,858
Cash and cash equivalents, beginning of period	43,389	29,940	22,082
Cash and cash equivalents, end of period	$31,339	$43,389	$29,940

Supplemental disclosures of cash payments for:
Interest	$6,184	$7,246	$7,728
Income taxes	3,451	5,316	3,806
Non-cash investing activities
Non-cash consideration received from the sale of subsidiary	$1,143	$—	$—

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (NYSE:FRF) including its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The Consolidated Financial Statements include the Company and its majority-owned and controlled subsidiaries, including:

•	LOTS Intermediate Company

•	Bliss and Glennon, Inc.

•	Creative Investigations Recovery Group, LLC, sold on July 1, 2011

•	CRC Reassurance Company, Ltd.

•	Insurance Company of the South

•	Life of the South Insurance Company and its subsidiary, Bankers Life of Louisiana

•	LOTS Reassurance Company

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company

•	Southern Financial Life Insurance Company

•	South Bay Acceptance Corporation

•	Continental Car Club, Inc.

•	United Motor Club of America, Inc.

•	Auto Knight Motor Club, Inc.

•	eReinsure.com, Inc.

•	Pacific Benefits Group Northwest, LLC

•	Magna Insurance Company

The Company operates in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing ("BPO") and (iii) Brokerage. Payment Protection specializes in protecting lenders and their consumers from death, disability or other events that could otherwise impair their ability to repay a debt and also offers warranty and service contracts and motor club solutions. BPO provides an assortment of administrative services tailored to insurance and other financial services companies through a virtual insurance company platform. Brokerage uses a pure wholesale sell-through model to sell specialty casualty and surplus lines insurance and also provides web-hosted applications used by insurers, reinsurers and reinsurance brokers for the global reinsurance market.

1. Basis of Presentation

These Consolidated Financial Statements reflect the consolidated financial statements of Fortegra Financial Corporation and its subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "the guidance").

The Company has reviewed all material events that occurred up to the date the Company's Consolidated Financial Statements were issued to determine whether any event required recognition or disclosure in the financial statements.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All material intercompany accounts and transactions have been eliminated. The third party ownership of 15% of the common stock of Southern Financial Life Insurance Company("SFLAC") has been reflected as non-controlling interest on the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010. Income(loss) attributable to SFLAC's minority shareholders has been reflected on the Consolidated Statements of Income and Comprehensive Income (Loss) as income attributable to non-controlling interests for the years ended December 31, 2011, 2010 and 2009.

Prior to 2011, third parties held a 52% ownership of the preferred stock of CRC Reassurance Company, Ltd. which were redeemed during the year ended December 31, 2010. Income (loss) attributable to these minority shareholders has been reflected on the Consolidated Statements of Income and Comprehensive Income (Loss) as income attributable to non-controlling interests for the years ended December 31, 2010 and 2009.

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

Reclassifications and Revision of Previously Issued Consolidated Financial Statements
Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.

For the year ending December 31, 2009, the Company revised its consolidated financial statements to correct errors related to stock options and other items. The following table reconciles stockholders' equity and net income of the Company as presented in the accompanying Consolidated Financial Statements to stockholders' equity and net income as previously presented.

December 31, 2009
Total stockholders' equity, as previously reported	$80,278
Adjustment to correct goodwill	402
Other adjustments	113
Total stockholders’ equity, as reported herein	$80,793

Year Ended December 31, 2009
Net income, as previously reported	$12,034
Adjustments to record stock-based compensation	(209)
Other adjustments	(267)
Net income, as reported herein	$11,558

Variable Interest Entities
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

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a $1.1 million note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, since the Company has an interest due to the note financing. The Company further determined that its maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable of $1.1 million at December 31, 2011 and that the Company is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the Consolidated Financial Statements:

Fair Value
On January 1, 2008, the Company adopted accounting guidance for reporting fair values in accordance with ASC 820-10 - Fair Value Measurements, which established a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

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

Service and Administrative Fees - The Company earns service and administrative fees for a variety of activities. This includes providing administrative services for other insurance companies, motor club memberships, debt cancellation programs, collateral tracking and asset recovery services. The Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policy or debt cancellation contract being administered. The BPO service fee revenue is recognized as the services are performed. These services include fulfillment, BPO software development, and claims handling for the Company's customers. Collateral tracking fee income is recognized when the service is performed and billed. Asset recovery service revenue is recognized upon the location of a recovered unit and or the location and delivery of a unit. Management reviews the financial results under each significant BPO contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss occurs. During the years ended December 31, 2011, 2010 and 2009, the Company has not incurred a loss with respect to a specific significant BPO contract.

Brokerage Commissions and Fees - The Company earns brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies and is primarily recognized when the underlying insurance policies are issued. A portion of the brokerage commission income is derived from profit commission agreements with insurance carriers. These commissions are received from carriers based upon the underlying underwriting profitability of the business that the Company places with those carriers. Profit commission income is generally recognized as revenue on the receipt of cash based on the terms of the respective carrier contracts. In certain instances, profit commission income may be recognized in advance of cash receipt where the profit commission income due to be received has been calculated or has been confirmed by the insurance carrier.

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

Net Investment Income - The Company earns net investment income from interest and dividends received from the investment portfolio, less portfolio management expenses and interest earned on cash accounts and notes receivable. Investment income also includes any amortization of premiums and accretion of discounts on securities acquired at other than par value.

Net Earned Premium - Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of Payment Protection insurance policies by the Company's distributors or premiums written for Payment Protection insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy. Direct and assumed earned premium are offset by premiums ceded to the Company's reinsurers, including producer owned reinsurance companies ("PORCs"). The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses include actual claims paid and the change in unpaid claim reserves.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Investments
Both fixed maturity securities and equity securities are classified as available-for-sale and carried at fair value with unrealized gains and losses reflected in other comprehensive income, net of tax. The cost of investments sold and any resulting gain or loss is based on the specific identification method and is recognized as of the trade date.

The Company conducts a quarterly review of all fixed maturity and equity securities with fair values less than their cost basis or amortized cost to determine if the decline in the fair value is other-than-temporary. In estimating other-than-temporary impairment ("OTTI") losses, the Company considers the following factors in assessing OTTI for fixed maturity and equity securities:

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

•
with regards to commercial mortgage-backed securities ("CMBS"), the Company also evaluates key statistics such as breakeven constant default rates and credit enhancement levels. The breakeven constant default rate indicates the percentage of the pool's outstanding loans that must default each and every year with 40 percent loss severity (i.e., a recovery rate of 60 percent) for a CMBS class/tranche to experience its first dollar of principal loss. Credit enhancements indicate how much protection, or "cushion," there is to absorb losses in a particular deal before an actual loss would impact a specific security.

When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary or management intends to sell or is required to sell the investment prior to the recovery of cost, the investment is written down to its estimated fair value with the impairment loss included in net realized gains (losses) in the Consolidated Statements of Income. OTTI losses related to the credit component of the impairment on fixed maturity securities and equity securities are recorded in the Consolidated Statements of Income as realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. Losses relating to the non-credit component of OTTI losses on fixed maturity securities are recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the fair value determination and the timing of loss realization.

Short-term Investments
Short-term investments consist of certificates of deposits issued by Federally Insured Depository Institutions and normally have maturities of less than one year. At various times throughout the year, the Company may have certificates of deposits with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments, with original maturities of three months or less when purchased. At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions. The Company had $9.0 million and $31.8 million of cash at December 31, 2011 and 2010, respectively, that exceeded the FDIC insurance limits of $250,000.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Other Receivables
Other receivables consist primarily of advance commissions and agents' balances in course of collection and billed but not collected policy premium. For policy premiums that have been billed but not collected, the Company records a receivable on its balance sheet for the full amount of the premium billed, with a corresponding liability, net of its commission, to insurance carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers.

Reinsurance
Balances recoverable from reinsurers and amounts ceded to reinsurers relating to the unexpired portion of reinsured policies are presented as assets. Experience refunds from reinsurers are recognized based on the underwriting experience of the underlying contracts.

Deferred Acquisition Costs
The costs of acquiring new business and retaining existing business, principally commissions, premium taxes and certain underwriting and marketing costs that vary with and are primarily related to the production of new business, have been deferred and are being amortized as the related premium is earned. Amortization of deferred acquisition costs for the years ended December 31, 2011, 2010 and 2009, totaled $56.0 million, $57.3 million and $57.7 million, respectively. The Company evaluates whether deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis.  As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ending December 31, 2011, 2010 and 2009

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method with the corresponding gain or loss recorded to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture, fixtures, equipment and software. Leasehold improvements and capitalized leases are depreciated over the remaining life of the lease.

The Company also leases certain office space and equipment under operating leases. The Company evaluates the impact of rent escalation clauses, lease incentives, including rent abatements included in its operating leases. Rent escalation clauses and lease incentives are considered in determining total rent expense to be recognized during the term of the lease, which begins on the date the Company takes control of the leased space. Rent expense related to lease agreements which contain escalation clauses are recorded on a straight-line basis. Renewal options are considered by evaluating the overall term of the lease.

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

Goodwill
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination and is carried as an asset on the Consolidated Balance Sheets. The Company's goodwill is not amortized but is reviewed annually in the fourth quarter for impairment or more frequently if certain indicators arise. The Company's reporting units for impairment testing purposes are identical to its operating segments. In 2011, the Company early adopted Accounting Standards Update ("ASU") 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, management determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-part quantitative impairment test under Topic 350. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

The Company completed its annual assessment of goodwill for the years December 31, 2011, and 2010 in December of each respective year and concluded that the value of its goodwill was not impaired as of December 31, 2011 and 2010, respectively.

Other Intangible Assets
Other intangible assets include trademarks, customer related and contract based assets representing primarily client lists and non−compete arrangements and acquired software. These intangible assets, with the exception of trademarks, are amortized over periods ranging from 1 to 15 years. Trademarks are not amortized since these assets have been determined to have indefinite useful lives. Intangible assets are tested at least annually, or whenever events or circumstances indicate that their carrying amount may not be recoverable using an analysis of expected future cash flows.

Unpaid Claims
Unpaid claims include estimates for losses reported prior to the close of the accounting period and other estimates, including amounts for incurred but not reported claims. These liabilities are continuously reviewed and updated by management. Management believes that such liabilities are adequate to cover the estimated cost of the related claims. When management determines that changes in estimates are required, such changes are included in current operations.

The liability for unpaid claims includes estimates of the ultimate cost of known claims plus supplemental reserves calculated based upon loss projections utilizing certain actuarial assumptions and historical and industry data. In establishing its liability for unpaid claims, the Company utilizes the findings of actuaries.

Considerable uncertainty and variability are inherent in such estimates, and accordingly, the subsequent development of these reserves may not conform to the assumptions inherent in the determination. Management believes that the amounts recorded as the liability for policy and claim liabilities represent its best estimate of such amounts. However, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, such ultimate amounts could be significantly in excess of or less than the amounts indicated in the consolidated financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in the Consolidated Statements of Income.

Unearned Premiums
Premiums written are earned over the period that coverage is provided. Unearned premiums represent the portion of premiums that will be earned in the future and are generally calculated using the pro-rata method. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred policy acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2011, and 2010, no reserve was recorded.

Policyholder Account Balances
Policyholder account balances relate to investment-type individual annuity contracts in the accumulation phase. Policyholder account balances are carried at accumulated account values, which consist of deposits received, plus interest credited, less withdrawals and assessments. Minimum guaranteed interest credited to these contracts ranges from 3.0% to 4.0%.

Commissions
Commissions include the commissions paid to distributors selling credit insurance policies. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company's administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation on a monthly basis for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable amount due from such producer for instances where the net result of the retrospective commission calculation is negative.

The settlement of net positive retrospective commission with the producer in a subsequent period (usually the following month), is made through a cash payment to the producer. If the net result is negative, the Company offsets the receivable amount due from the producer by:

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

Deferred Revenues
Deferred revenues represent unearned fee revenues primarily attributable to motor clubs, and are earned over the period that coverage is provided. Deferred revenues represent the portion of income that will be earned in the future, and are generally calculated using either the pro rata or sum-of-the-digits method.

Derivative Financial Instruments
The Company uses interest rate swaps to manage interest rate risk and cash flow risk that may arise in connection with variable interest rate provisions of certain of the Company's debt obligations.  The fair values of the derivative instruments are recorded in other assets or other liabilities.  To the extent a derivative is an effective hedge of the cash flow risk of the hedged debt obligation, any change in the derivative's fair value is recorded in accumulated other comprehensive income, net of income tax.  To the extent the derivative is an ineffective hedge, that portion of the change in fair value is recorded in other operating expenses or interest expense as appropriate.

Income Taxes
The Company files a consolidated federal income tax return with all majority owned subsidiaries. The Company has a tax sharing agreement with its subsidiaries where each company is apportioned the amount of tax equal to that which would be reported on a separate company basis. The components of other comprehensive income or loss included in the consolidated statements of stockholders' equity have been computed based upon the 35% federal tax rate.

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

ASC subtopic 740-10, Income Taxes—Overall ("ASC 740-10") prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company accounts for penalties and interest related to uncertain tax positions as part of its provision for federal and state income taxes.

Comprehensive Income
Comprehensive income includes both net income and other items of comprehensive income comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap. The Company has elected to disclose comprehensive income in its Consolidated Statements of Stockholders' Equity.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB Topic ASC 718, Compensation—Stock Compensation ("ASC 718"), which addresses accounting for stock-based awards, including stock options and restricted stock. Under ASC 718, compensation expense is measured using fair value and is recorded over the requisite service or performance period of the awards. The Company measures stock-based compensation expense using the calculated value method. Under this method, the Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model. The Company used historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of the Company's stock, the Company has chosen to estimate volatility, by using the average volatility of a selected peer group of publicly traded companies operating in the same industry. Expected dividends are based on the assumption that no dividends were expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The fair value of restricted stock awards is based on the market price of Fortegra's common stock at the grant date. The Company typically recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is the

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

vesting period.

Advertising and promotion
The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements for the years ending December 31, 2011, 2010 and 2009.

3. Recently Issued Accounting Standards

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers into and out of Level 1 and Level 2, and the reasons for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the roll forward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance became effective for the Company beginning in the second quarter of 2010, except for the roll forward of activity on a gross basis for Level 3 fair value measurements, which will be effective for the Company in the first quarter of 2012. The adoption of this guidance is reflected in the Footnote, "Fair Value of Financial Instruments" and did not have a material impact on the Company’s financial statement disclosures.

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

4. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares, which includes outstanding stock options and non-vested restricted stock awards, using the treasury stock method. Potentially dilutive common shares for which the exercise price was greater than the average market price of common shares are excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Earnings per share is calculated as follows:	Years Ended December 31,
	2011	2010	2009
Numerator for both basic and diluted earnings per share:
Net income available to common stockholders	$14,514	$16,203	$11,558
Denominator:
Total average basic common shares outstanding	20,352,027	15,929,181	15,388,706
Effect of dilutive stock options and restricted stock awards	913,774	1,290,848	1,257,222
Total average diluted common shares outstanding	21,265,801	17,220,029	16,645,928

Earnings per share-basic	$0.71	$1.02	$0.75
Earnings per share-diluted	$0.68	$0.94	$0.69

Weighted average anti-dilutive common shares	88,268	—	—

5. Business Acquisitions and Dispositions

Acquisitions in 2011
In January 2011, the Company acquired 100% of the outstanding stock ownership of Auto Knight Motor Club, Inc. ("Auto Knight"), of Palm Springs, CA. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile and truck dealerships and retailers in the United States and Canada. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit.

In March 2011, the Company acquired 100% of the outstanding stock ownership of eReinsure.com, Inc. ("eReinsure"). eReinsure provides web-hosted applications for the reinsurance market by leveraging Internet technologies in application architecture, network communication and information delivery to facilitate reinsurance transactions.

In October 2011, the Company acquired Pacific Benefits Group Northwest, LLC ("PBG"), a leading U.S. independent insurance agency. PBG markets and sells health, accident, critical illness and life insurance policies. PBG is headquartered in Beaverton, OR and is licensed as an agent in 42 states.

Effective December 1, 2011, the Company's Payment Protection subsidiary, Life of the South Insurance Co.("LOTS"), entered into an assumption reinsurance transaction with Magna Insurance Company ("Magna") in which LOTS assumed all the outstanding liabilities for insurance policies underwritten by Magna, including its credit, annuity and mortgage life policies. The value of the insurance liabilities assumed, net of reinsurance was approximately $11.3 million. These policies are running off and no new policies are being underwritten.

Effective December 29, 2011, the Company acquired Magna from Hancock Holding Company. Magna does not have any ongoing insurance business, but does have twelve State Certificates of Authority, which are redundant with certificates held by other Fortegra subsidiaries.

The Company did not issue any shares of its common stock in connection with the acquisitions completed during the year ended December 31, 2011.

The financial results of all 2011 acquisitions have been included in the Company's results as of their respective acquisition dates. Revenue and net income for all 2011 acquisitions included in the Company's Consolidated Statement of Income for the year ended December 31, 2011 is as follows:

	eReinsure	All Other Acquisitions	Total
Revenue	$8,758	$3,123	$11,881

Net income*	$979	$129	$1,108

* - Includes acquistion costs of:	$101	$187	$288

The following unaudited pro forma summary presents the Company's consolidated financial information as if Auto Knight, eReinsure, PBG and Magna had been acquired on January 1, 2010. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquired company to reflect the additional interest expense associated

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

with the funding necessary to complete the acquisition and any amortization of intangibles that would have been charged to operations assuming the intangible assets would have existed on January 1, 2011 and 2010, excluding the transaction costs and the consequential tax effect.

	Years Ended December 31,
	2011	2010
Revenue	$230,122	$223,009

Net income	$14,695	$18,452

The unaudited pro forma results in the table above were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions occurred at January 1, 2011 and 2010, respectively, nor is it indicative of future operating results of the Company.

The following table presents assets acquired, liabilities assumed and goodwill recorded for acquisitions made during the years ended December 31, 2011, and 2010 based on their fair values as of the respective acquisition date and includes the effect of the measurement period adjustments recorded in 2011, as discussed below for Continental, United, and Auto Knight:

	South Bay	Continental	United	Auto Knight	eReinsure	PBG	Magna Insurance
ASSETS:
Cash	$79	$961	$660	$—	$3,662	$38	$400
Investments	—	—	—	1,403	1,212	—	2,432
Other receivables	360	1,140	730	90	2,268	62	83
Deferred policy acquisition costs	—	10,749	7,557	341	—	—	—
Property and equipment	7	3	52	—	142	280	—
Other intangibles	—	7,482	5,750	1,807	9,400	770	—
Other assets	14	29	10	—	54	22	—
Net deferred tax asset	167	915	247	—	—	—	—
LIABILITIES:
Accrued expenses and accounts payable	(305)	(506)	(501)	(137)	(2,634)	(235)	(455)
Broker insurance payable	—	—	—	—	—	—	—
Commissions payable	—	(1,052)	(356)	(116)	—	(60)	—
Deferred revenue	—	(13,204)	(9,226)	(1,729)	(750)	—	—
Net deferred tax liability	—	—	—	(128)	(269)	—	(36)
Net assets acquired	322	6,517	4,923	1,531	13,085	877	2,424
Purchase consideration	800	11,944	9,504	4,750	39,223	7,607	2,424
Goodwill	$478	$5,427	$4,581	$3,219	$26,138	$6,730	$—

The values of certain assets and liabilities acquired in acquisitions are preliminary in nature, and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively in the consolidated financial results.

In conjunction with the Continental and United acquisitions in 2010, the Company initially recorded $11.8 million and $8.5 million, respectively in goodwill. During 2011, the Company determined the final valuations for Continental and United. The Company reduced the amount of goodwill associated with Continental and United by $6.4 million and $3.9 million, respectively, and increased other intangibles by $6.4 million and $4.3 million, respectively, and increased deferred tax liabilities associated with United by $0.4 million, in order to reflect the final valuation of goodwill acquired. The measurement period adjustment was recorded based on information obtained subsequent to the acquisitions related to tradenames, agent relationships and non-compete agreements at the acquisition date. The December 31, 2010 balances for goodwill and other intangibles assets on the Consolidated Balance Sheets have been retrospectively adjusted to include the effect of the measurement period adjustments for Continental and United as required under ASC 805, Business Combinations.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In conjunction with the Auto Knight acquisition in 2011, the Company initially recorded goodwill of $4.3 million. During 2011, the Company determined the final valuation for Auto Knight, and accordingly reduced the amount of goodwill by $1.1 million and increased deferred tax liabilities by $0.7 million and increased other intangible assets by $1.8 million to reflect the final valuation of goodwill acquired. The measurement period adjustment was recorded based on information obtained subsequent to the acquisition related to the earnout, trademark, dealer relationships and non-compete agreements at the acquisition date.

In conjunction with the eReinsure acquisition in 2011, the Company initially recorded goodwill of $32.1 million. During 2011, the Company made preliminary adjustments to goodwill based on information available regarding the values of assets and liabilities of eReinsure as of the acquisition date. These adjustments reduced the amount of goodwill by $6.0 million and increased other intangible assets by $7.3 million and increased deferred tax liabilities by $1.3 million. The Company will determine the final valuation for eReinsure in 2012.

In conjunction with the PBG and Magna acquisitions in 2011, the Company recorded $6.7 million and $0 of goodwill, respectively. The Company will determine the final valuations for these acquisitions in 2012.

The following table presents goodwill attributable to acquisitions that is expected to be tax deductible by year of acquisition:

	Year of the Acquisition
	2011	2010	2009
Total (1)	$6,730	$10,008	$—

(1) The amount of goodwill attributable to acquisitions that is expected to be tax deductible for acquisitions completed in 2010 has been revised from the amount presented in the 2010 Annual Report resulting from adjustments to goodwill for final valuations obtained in 2011 for the 2010 acquisitions.

Dispositions
In July 2011, the Company sold its wholly owned subsidiary, CIRG, for a sales price of $1.2 million, comprised of cash and a $1.1 million secured note receivable. For the year ended December 31, 2011, the Company recorded a $0.5 million loss on the sale of CIRG.

6. Goodwill

In 2011, the Company acquired Auto Knight, eReinsure, PBG, and Magna, increasing goodwill by a total of $36.1 million. The Company sold CIRG, decreasing goodwill by $1.3 million.

During 2011, the Company determined final valuations for the 2010 acquisitions of Continental and United. The final valuations resulted in a total decrease in goodwill of $10.3 million. The December 31, 2010 balance of goodwill has been revised to include the effect of these measurement period adjustments, in accordance with accounting requirements under ASC 805.

Changes in goodwill balances by segment are as follows:	Payment Protection	BPO	Brokerage	Total
Balance at January 1, 2010	$23,405	$10,239	$29,917	$63,561
Goodwill acquired during 2010	10,008	—	478	10,486
Balance at December 31, 2010	33,413	10,239	30,395	74,047
Segment reclassifications	—	(1,337)	1,337	—
Goodwill disposed of during 2011	—	—	(1,337)	(1,337)
Goodwill acquired during 2011	3,219	6,730	26,138	36,087
Balance at December 31, 2011	$36,632	$15,632	$56,533	$108,797

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

7. Other Intangible Assets

Other intangible assets and their respective amortization periods are as follows:

		December 31, 2011			December 31, 2010
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7 to 15	$28,412	$(8,724)	$19,688	$23,732	$(5,982)	$17,750
Tradename	Indefinite	21,369	—	21,369	18,075	—	18,075
Software	7 to 10	7,971	(2,345)	5,626	3,971	(1,390)	2,581
Present value of future profits	0.3 to 0.75	548	(548)	—	548	—	548
Non-compete agreements	1.5 to 6	2,758	(2,419)	339	2,755	(1,712)	1,043
Total		$61,058	$(14,036)	$47,022	$49,081	$(9,084)	$39,997

Changes in other intangible assets are as follows:
January 1, 2010	$29,997
Intangible assets of acquired businesses	13,232
Amortization	(3,232)
December 31, 2010	39,997
Intangible assets of acquired businesses	11,977
Amortization	(4,952)
December 31, 2011	$47,022

In 2011, the Company recorded other intangible assets of $4.7 million, $3.3 million, and $4.0 million for customer and agent relationships, tradenames, and software, respectively, in conjunction with the Auto Knight, eReinsure, and PBG acquisitions.

During 2011, the Company determined the final valuations for 2010 acquisitions of Continental and United and increased the amount of other intangible assets associated with these acquisitions by a total of $10.7 million. The December 31, 2010 balance for other intangible assets, above, has been revised to include the effect of the measurement period adjustments on these two acquisitions in accordance with ASC805. The changes by category were increases to customer and agent relationships, tradenames, and present value of future profits of $4.0 million, $6.4 million, and $0.5 million respectively, and a decrease to non-compete agreements of $0.2 million.

The Company recognized amortization expense on other intangibles of:	Years Ended December 31,
	2011	2010	2009
Total	$4,952	$3,232	$2,706

The estimated amortization of other intangible assets for the next five years and thereafter ending December 31 are presented below:

2012	$3,796
2013	3,575
2014	3,562
2015	3,554
2016	2,999
Thereafter	8,167
Total	$25,653

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

8. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	December 31, 2011
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$26,236	$636	$(2)	$26,870
Municipal securities	17,124	363	(5)	17,482
Corporate securities	47,304	594	(426)	47,472
Mortgage-backed securities	1,272	26	—	1,298
Asset-backed securities	375	12	—	387
Total fixed maturity securities	$92,311	$1,631	$(433)	$93,509

Common stock - publicly traded	$40	$—	$(1)	$39
Preferred stock - publicly traded	50	2	—	52
Common stock - non-publicly traded	104	26	(16)	114
Preferred stock - non-publicly traded	1,009	5	—	1,014
Total equity securities	$1,203	$33	$(17)	$1,219

	December 31, 2010
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$24,220	$887	$(61)	$25,046
Municipal securities	10,416	212	(12)	10,616
Corporate securities	41,906	2,488	(172)	44,222
Mortgage-backed securities	3,619	117	—	3,736
Asset-backed securities	1,963	203	—	2,166
Total fixed maturity securities	$82,124	$3,907	$(245)	$85,786

Common stock - publicly traded	$475	$12	$(173)	$314
Preferred stock - publicly traded	199	3	(6)	196
Common stock - non-publicly traded	280	153	(9)	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Total equity securities	$1,955	$168	$(188)	$1,935

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority.

The following table details the Company's restricted investments:	At December 31,
	2011	2010
Fair value of restricted investments	$15,886	$17,522

Fair value of restricted investments for special deposits required by state insurance departments	$9,185	$9,940

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,890	$3,923	$4,357	$4,397
Due after one year through five years	51,210	51,839	30,825	31,944
Due after five years through ten years	23,623	23,973	25,546	27,109
Due after ten years through twenty years	3,216	3,281	4,223	4,296
Due after twenty years	8,725	8,807	11,591	12,137
Mortgage-backed securities	1,272	1,298	3,619	3,737
Asset-backed securities	375	388	1,963	2,166
Total fixed maturity securities	$92,311	$93,509	$82,124	$85,786
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of:

	December 31, 2011
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury
and U.S. government agencies	$1,902	$(2)	7	$—	$—	—	$1,902	$(2)	7
Municipal securities	486	(1)	1	478	(4)	1	964	(5)	2
Corporate securities	16,861	(426)	26	—	—	—	16,861	(426)	26
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$19,249	$(429)	34	$478	$(4)	1	$19,727	$(433)	35

Common stock - publicly traded	$38	$(1)	2	$—	$—	—	$38	$(1)	2
Preferred stock - publicly traded	—	—	—	—	—	—	—	—	—
Common stock - non-publicly traded	45	(16)	3	—	—	—	45	(16)	3
Preferred stock - non-publicly traded	—	—	—	—	—	—	—	—	—
Total equity securities	$83	$(17)	5	$—	$—	—	$83	$(17)	5

	December 31, 2010
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury
and U.S. government agencies	$5,988	$(61)	6	$—	$—	—	$5,988	$(61)	6
Municipal securities	472	(12)	1	—	—	—	472	(12)	1
Corporate securities	8,174	(172)	14	—	—	—	8,174	(172)	14
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$14,634	$(245)	21	$—	$—	—	$14,634	$(245)	21

Common stock - publicly traded	$—	$—	—	$197	$(173)	11	$197	$(173)	11
Preferred stock - publicly traded	142	(6)	1	—	—		142	(6)	1
Common stock - non-publicly traded	12	(9)	1	—	—		12	(9)	1
Preferred stock - non-publicly traded	—	—		—	—		—	—	—
Total equity securities	$154	$(15)	2	$197	$(173)	11	$351	$(188)	13

As of December 31, 2011, there were 35 fixed maturity and 5 equity securities in unrealized loss positions. The Company does not intend to sell these investments and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. For the year ended December 31, 2011 the Company deemed that 10 equity securities were other than temporarily impaired and recorded an impairment charge of $0.2 million. As of December 31, 2010, there were 21 fixed maturity and 13 equity securities in unrealized loss positions. During 2010, based on its quarterly review, management deemed 8 equity securities to be other-than-temporarily impaired and recorded an impairment charge of $0.1 million.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table summarizes the proceeds from the sale of available-for-sale investment securities, the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments:

	Years Ended December 31,
	2011	2010	2009
Gross proceeds from sales	$62,300	$8,769	$14,376

Gross realized gains	$4,456	$831	$894
Gross realized losses	(91)	(116)	(840)
Total net gains from sales	$4,365	$715	$54
Impairment write-downs (other-than-temporary impairments)	(172)	(65)	—
Total realized investment gains	$4,193	$650	$54

The following schedule details the components of net investment income:	Years Ended December 31,
	2011	2010	2009
Fixed income securities	$3,188	$3,666	$4,520
Cash on hand and on deposit	333	738	557
Common and preferred stock dividends	59	60	28
Notes receivable	155	157	162
Other income	141	(46)	2
Investment expenses	(508)	(502)	(510)
Net investment income	$3,368	$4,073	$4,759

9. Other Receivables

The following schedule details the components of other receivables:	At December 31,
	2011	2010
Wholesale brokerage agent balances (premium receivable)	$13,474	$12,142
Allowance for doubtful accounts	(157)	(139)
Advanced commissions	5,593	8,938
Insurance agent balances (premium receivable)	1,243	1,389
Membership fee receivable	6,575	1,966
Reimbursable expenses asset recovery	—	257
Other receivables	2,617	920
Total other receivables	$29,345	$25,473

10. Reinsurance Receivables

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

	Years Ended December 31,
	2011		2010		2009
Premiums	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$338,869	$321,412	$302,574	$307,916	$273,276	$300,219
Ceded	(214,485)	(205,909)	(191,141)	(196,111)	(172,638)	(192,103)
Net	$124,384	$115,503	$111,433	$111,805	$100,638	$108,116

	For the Years Ended December 31,
Losses and LAE incurred	2011	2010	2009
Direct and assumed	$81,843	$79,403	$80,383
Ceded	(43,894)	(43,368)	(47,817)
Net losses and LAE incurred	$37,949	$36,035	$32,566

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table reflects the components of the reinsurance receivables at:	At December 31,
	2011	2010
Prepaid reinsurance premiums (1):
Life	$59,545	$48,342
Accident and health	30,759	29,289
Property	80,758	65,023
Total	171,062	142,654
Ceded claim reserves:
Life	1,794	1,421
Accident and health	9,896	9,376
Property	7,743	9,455
Total ceded claim reserves recoverable	19,433	20,252
Other reinsurance settlements recoverable	4,245	6,476
Reinsurance receivables	$194,740	$169,382
(1) Including policyholder account balances ceded.

Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. Reinsurance receivables are based upon estimates and are reported on the Consolidated Balance Sheets separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. Included in reinsurance receivables at December 31, 2011 and December 31, 2010 are $124.2 million and $121.2 million recoverable from three unrelated reinsurers. The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Since London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At December 31, 2011, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

The Company entered into an assumption reinsurance agreement with Magna effective December 1, 2011. Under the agreement, all the insurance liabilities of Magna's run-off insurance contracts were assumed by the Company. These contracts are substantially reinsured, and ceded balances from these reinsurance arrangements are reflected in the tables above.

The following table summarizes the assumption transaction:	December 1, 2011
Reinsurance recoverable	$20,158
Deferred acquisition costs	450

Unearned premiums	2,970
Policyholder account balances	28,082
Unpaid claims	205

Direct and assumed written premium	2,970
Direct and assumed earned premium	—
Ceded written premium	(312)
Ceded earned premium	—
Losses and LAE Incurred	—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

11. Property and Equipment

The components of property and equipment are as follows:	At December 31,
	2011	2010
Furniture, fixtures and equipment	$2,868	$1,356
Computer equipment	2,571	1,964
Software (1)	14,416	10,632
Leasehold improvements	357	553
	20,212	14,505
Less: accumulated depreciation and amortization	(4,683)	(2,509)
Property and Equipment, net	$15,529	$11,996

(1) Internally developed software included in Software not placed in service	$5,302	$5,059

The following reflects depreciation on property and equipment and amortization expense related to capitalized software costs:

	Years Ended December 31,
	2011	2010	2009
Depreciation expense	$1,605	$924	$668

Amortization expense	$1,472	$472	$133

12. Leases

The Company leases certain office space and equipment under operating leases. The future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011 are as follows:

2012	$2,589
2013	2,181
2014	1,703
2015	1,645
2016	1,553
Thereafter	7,846
Total payments	$17,517

The Company recognized rent expense of:	Years Ended December 31,
	2011	2010	2009
Total	$3,275	$2,997	$2,753

13. Accrued Expenses, Accounts Payable and Other Liabilities

Accrued expenses, accounts payable and other liabilities consisted of the following:	At December 31,
	2011	2010
Wholesale brokerage premiums payable to insurance carriers	$22,918	$22,803
Premiums collected on behalf of administered clients	800	4,949
Reinsurance payable	5,674	7,988
Income taxes payable	1,344	—
Premium tax payable	2,009	4,030
Unclaimed property	1,104	612
Deferred compensation	510	527
Interest payable - preferred trust securities	314	140
Other accrued expenses and accounts payable	610	795
Total	$35,283	$41,844

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

14. Notes Payable

Notes payable consist of the following at:	At December 31,
	2011	2010
SunTrust Bank, revolving credit facility - $85.0 million and $55.0 million at December 31, 2011 and 2010, respectively, maturing June 2013	$73,000	$36,713
Total notes payable	$73,000	$36,713

In June 2010, the Company entered into a $35.0 million revolving credit facility with SunTrust Bank, N.A., as administrative agent (the "Agent"), which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company can select at its discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed EURO Dollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to the Company's leverage ratio.

On November 30, 2010, Columbus Bank & Trust, a division of Synovus Bank, entered into a joinder agreement to the revolving credit facility and became a new lender under the revolving credit facility with a revolving commitment of $20.0 million, which increased the Facility to $55.0 million.

On March 1, 2011, Wells Fargo Bank, N.A., entered into a joinder agreement (the "Wells Fargo Joinder") to the Facility to become a new lender under the Facility with a revolving commitment of $30.0 million, thereby increasing the size of the Facility from $55.0 million to $85.0 million.

The Company is required to pay a commitment fee of between 0.45% and 0.60% (based upon the Company's leverage ratio) on the unused portion of the Facility. The purpose of the line is for working capital and acquisitions. Interest on the line of credit is payable monthly. The Company's obligations under the Facility are guaranteed by substantially all of its domestic subsidiaries, other than South Bay and the regulated insurance subsidiaries. Under the Facility, the Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to its capital structure and the capital structure of its subsidiaries without the Agent's prior consent. The Company's obligations under the Facility may be accelerated or the commitments terminated upon the occurrence of an event of default under the Facility, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default. The following is a summary of the Company's more significant financial covenants related to the Facility at:

	December 31, 2011		December 31, 2010
Covenant	Covenant Requirement	Actual	Covenant Requirement	Actual
Minimum debt service charge ratio	1.25	4.23	1.25	4.74
Maximum debt to EBITDA ratio	3.50	2.23	3.50	2.06

At December 31, 2011, the Company is in compliance with the above covenants on its line of credit.

The interest rates on notes payable at the end of the respective periods are as follows:	At December 31,
	2011	2010
Line of Credit — SunTrust	4.59%	6.00%
Line of Credit — Wells Fargo	N/A	3.30%

Aggregate maturities for notes payable are as follows:
2012	$—
2013	73,000
2014	—
2015	—
2016	—
Thereafter	—
Total	$73,000

Wells Fargo Capital Finance, LLC Line of Credit - On February 7, 2011, the Company terminated its existing revolving $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which was never drawn upon. Upon termination, South Bay

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

paid the fees and expenses owed under the Loan Agreement of $0.1 million, including interest on the Minimum Funding Amount (as defined in the Loan Agreement), unused line fees and monthly loan administration fees. The Company continues to amortize previously capitalized costs with a remaining balance of $0.2 million at December 31, 2011 associated with the Wells Fargo Capital Finance, LLC Line of Credit in connection with the Wells Fargo Joinder to the Facility.

15. Redeemable Preferred Stock

Redeemable preferred stock securities consist of the following as of:	At December 31,
	2011	2010
Series A - matures 2034	$—	$7,140
Series B - matures 2034	—	2,000
Series C - matures 2035	—	1,900
Total redeemable preferred stock	$—	$11,040

In December 2010, the Company served notice to the holders of Series A, B and C redeemable preferred stock of its intent to redeem the entire amount of each class of redeemable preferred stock, totaling $11.0 million. The early redemption of all outstanding A, B and C redeemable preferred stock began in January 2011. For the year ended December 31, 2011, the Company charged to operations a total of $0.6 million in expense attributable to the redemption premium and previously capitalized deferred issuance costs associated with the redemption. The Series A, B and C redeemable preferred stock ceased accruing dividends on the mandatory redemption date of January 26, 2011.

16. Derivative Financial Instruments - Interest Rate Swap

On April 21, 2011, the Company entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly for an effective rate of 7.57% after adding the applicable margin on the trust preferred securities of 4.10%. The Swap, which has been designated a cash flow hedge, has a term of five years, commencing when the interest rate on the underlying trust preferred securities begins to float in June 2012 and expiring in June 2017. As of December 31, 2011, the Company recorded a $2.3 million unrealized loss, net of tax, on the fair value of the Swap in accumulated other comprehensive income and recorded $3.6 million in other liabilities and $1.3 million in deferred taxes.

17. Common Stock Repurchase Plan

At December 31, 2011, Fortegra had an active share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock to be purchased from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Fortegra. The plan may be discontinued or suspended at any time and has no expiration date. For the year ended December 31, 2011, the Company repurchased a total of 471,554 shares of its common stock at a total cost of $2.6 million and an average price of $5.41 per share.

From January 1, 2012 through February 29, 2012, the Company repurchased 127,681 shares of its common stock at a total cost of $0.9 million and an average price of $6.84 per share. All repurchased shares are recorded as treasury stock and are accounted for under the cost method. None of the repurchased shares have been retired.

18. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The estimated fair value of the Company's cash and cash equivalents approximates their carrying value.

Fixed maturity securities: Fair values were obtained from market value quotations provided by an independent pricing service.

Common and preferred stock: The fair value of publicly traded common and preferred stocks were obtained from market value quotations provided by an independent pricing service. The fair values of non-publicly traded common stocks were based on prices obtained from an independent pricing service.

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

Notes payable, preferred trust securities, and redeemable preferred stock: The carrying amounts approximate fair value because the applicable interest rates approximate current rates offered to the Company for similar instruments.

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

The carrying and fair values of financial instruments are as follows:	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,339	$31,339	$43,389	$43,389
Fixed maturity securities	93,509	93,509	85,786	85,786
Common stock - publicly traded	39	39	314	314
Preferred stock - publicly traded	52	52	196	196
Common stock - non-publicly traded	114	114	424	424
Preferred stock - non-publicly traded	1,014	1,014	1,001	1,001
Notes receivable	3,603	3,603	1,485	1,485
Other receivables	29,345	29,345	25,473	25,473
Short-term investments	1,070	1,070	1,170	1,170
Total financial assets	$160,085	$160,085	$159,238	$159,238

Financial liabilities:
Notes payable	$73,000	$73,000	$36,713	$36,713
Preferred trust securities	35,000	35,000	35,000	35,000
Redeemable preferred stock	—	—	11,040	11,040
Interest rate swap contract	3,601	3,601	—	—
Total financial liabilities	$111,601	$111,601	$82,753	$82,753

The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value by level within the fair value hierarchy at December 31, 2011 and December 31, 2010:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$93,509	$—	$93,433	$76
Common stock - publicly traded	39	39	—	—
Preferred stock - publicly traded	52	52	—	—
Common stock - non-publicly traded	114	—	—	114
Preferred stock - non-publicly traded	1,014	—	—	1,014
Short-term investments	1,070	1,070	—	—
Total assets	$95,798	$1,161	$93,433	$1,204

Liabilities
Interest rate swap contract	3,601	—	3,601	—
Total liabilities	$3,601	$—	$3,601	$—

December 31, 2010
Assets
Fixed maturity securities	$85,786	—	$85,786	$—
Common stock - publicly traded	314	314	—	—
Preferred stock - publicly traded	196	53	143	—
Common stock - non-publicly traded	424	—	—	424
Preferred stock - non-publicly traded	1,001	—	—	1,001
Short-term investments	1,170	1,170	—	—
Total Assets	$88,891	$1,537	$85,929	$1,425

The Company's use of Level 3 unobservable inputs included 12 securities that accounted for 1.3% of total investments at December 31, 2011 and 5 securities that accounted for 1.6% of total investments at December 31, 2010.

The following table summarizes the changes in Level 3 assets measured at fair value for:	Years Ended December 31,
	2011	2010
Beginning balance	$1,425	$3,172
Total gains or losses (realized/unrealized):
Included in net income	319	(2)
Included in comprehensive (loss) income	(120)	174
Sales	(522)	—
Net transfers into (out of) Level 3	102	(1,919)
Ending balance	$1,204	$1,425

19. Income Taxes

The provision for income taxes consisted of the following:	At December 31,
	2011	2010	2009
Current	$5,419	$3,822	$3,140
Deferred	2,326	4,881	3,411
Total	$7,745	$8,703	$6,551

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The reconciliation of the income tax expense at the federal statutory income tax rate of 35% in 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$7,731	35.00%	$8,724	35.00%	$6,347	35.00%
Effect of:
Small life deduction	(375)	(1.70)	(465)	(1.87)	(489)	(2.70)
Non-deductible expenses	267	1.21	179	0.72	602	3.32
Non-deductible preferred dividends	105	0.48	301	1.21	308	1.70
Tax exempt interest	(120)	(0.54)	(117)	(0.47)	(99)	(0.55)
State taxes	339	1.53	597	2.40	314	1.73
Goodwill amortization	—	—	(243)	(0.98)	(7)	(0.04)
Prior year tax true up	(506)	(2.29)	(647)	(2.59)	(324)	(1.79)
Other, net	304	1.37	374	1.50	(101)	(0.55)
Income tax expense	$7,745	35.06%	$8,703	34.92%	$6,551	36.12%

The Company had no unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009. The Company has reviewed its uncertain tax positions and has concluded that they are immaterial and did not require an adjustment to equity upon adoption of ASC 740-10. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for 2007 or prior years.

The components of the net deferred tax liability are as follows:	At December 31,
	2011	2010
Gross deferred tax assets
Unearned premiums	$4,825	$4,439
Deferred revenue	7,518	9,540
Net operating loss carryforward	1,413	167
Unrealized loss on interest rate swap	1,260	—
Research credit	676	—
Unpaid claims	634	132
Deferred compensation	248	249
Bad debt allowance	118	121
Other deferred assets	71	112
Total gross deferred tax assets	16,763	14,760

Gross deferred tax liabilities
Deferred acquisition costs	21,701	22,611
Intangible assets	11,901	9,607
Advanced commissions	2,886	2,486
Depreciation on fixed assets	4,642	3,256
Unrealized gains on investments	424	1,275
Other basis differences in investments	77	64
Other deferred tax liabilities	151	152
Total gross deferred tax liabilities	41,782	39,451

Net deferred tax liability	$25,019	$24,691

The Company had a current tax payable of $1.3 million at December 31, 2011, and a current tax receivable of $0.9 million at December 31, 2010.

At December 31, 2011, the Company had net operating loss carry forwards of $3.6 million, which are subject to certain limitations under IRC Section 382 and will begin to expire in 2019. In addition, the Company has research tax credit carry forwards for federal and state income tax purposes in the amount of $0.5 million and $0.2 million, respectively, which are also subject to certain limitations under IRC Section 382 and will begin to expire in 2019.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

20. Stock-Based Compensation

Stock Options
At December 31, 2011 the Company has outstanding stock options under its 2005 Equity Incentive Plan ("2005 Plan") and 2010 Omnibus Incentive Plan ("2010 Plan").

The 2005 Plan, established on October 18, 2005, permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock and (v) Restricted Stock Units. The Company was permitted to issue up to 1,312,500 shares under the 2005 Plan. Each option granted under the 2005 Plan has a maximum contractual term of 10 years. As of December 31, 2011, there were 1,273,125 options outstanding under the 2005 Plan.

The 2010 Plan, established on December 13, 2010, permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock, (v) Other Stock-Based Awards and (vi) Performance-Based Compensation Awards. The Company is permitted to issue up to 4,000,000 shares under the 2010 Plan. Each option granted under the 2010 Plan has a maximum contractual term of 10 years. As of December 31, 2011, there were 348,268 options outstanding under the 2010 Plan. At December 31, 2011, the Company had 272,338 options outstanding that were issued outside of the Company's existing plans.

A summary of Company's stock option activity is presented below:	Options Outstanding	Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, January 1, 2010	1,953,562	$2.95	1,449,310	$2.85
Granted	88,268	11.00	—	—
Vested	—	—	402,570	3.62
Exercised	(44,185)	2.64	(44,185)	2.64
Canceled	(41,853)	4.40	(27,032)	4.40
Balance, December 31, 2010	1,955,792	$3.29	1,780,663	$3.00
Granted	280,000	7.84	—	—
Vested	—	—	148,705	5.78
Exercised	(322,061)	1.88	(322,061)	1.88
Canceled	(20,000)	7.84	—	—
Balance, December 31, 2011	1,893,731	$4.15	1,607,307	$3.41

Weighted average remaining contractual term in years at December 31, 2011	5.67		5.00

The following summarizes information about the Company's outstanding and exercisable stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Option Shares Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.03	787,500	3.88	$3.03	787,500	3.88	$3.03
3.25	757,963	5.82	3.25	757,963	5.82	3.25
7.84	260,000	9.50	7.84	17,710	9.50	7.84
11.00	88,268	8.96	11.00	44,134	8.96	11.00
Totals	1,893,731	5.67	$4.15	1,607,307	5.00	$3.41

At December 31, 2011, the number of shares vested and expected to vest total approximately 1,879,394, have a weighted average remaining contractual life of 5.6 years, a weighted average exercise price of $4.12 and an intrinsic value of $5.5 million.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Additional information on options granted, vested and exercised is presented below:	Years Ended December 31,
	2011	2010	2009
Weighted-average grant date fair value of options granted (in dollars)	$2.92	$3.18	$ *
Total options granted	280,000	88,268	*
Total fair value of options vested during the year	268	167	209
Total intrinsic value of options exercised (1)	2,920	369	112
Cash received from option exercises	607	117	24
Tax benefits realized from exercised stock options	45	86	—
Cash used to settle equity instruments granted under stock-based compensation awards	—	—	—
New shares issued upon the exercise of stock options (2)	322,061	44,185	15,750
Outstanding stock options issued outside of existing plans	272,338	296,724	325,158
* The Company did not grant stock option awards for this period.
(1) Calculated as the difference between the market value at the exercise date and the exercise price of the shares.
(2) The Company's current policy is to issue new shares upon the exercise of stock options.

The following table summarizes the weighted average assumptions used to estimate the fair values of stock option awards granted during the periods presented:

	Years Ended December 31,
	2011	2010	2009
Expected term (years)	6.1	5.0	*
Expected volatility	33.95%	32.71%	*
Expected dividends	—	—	*
Risk-free rate	2.22%	2.06%	*
* The Company did not grant stock option awards for this period.

Expense for stock options and the related tax benefits recognized is as follows:	Years Ended December 31,
	2011	2010	2009
Personnel costs	$349	$167	$209
Income tax benefit	(134)	(61)	—
Net stock-based compensation recognized	$215	$106	$209

Total unrecognized compensation cost related to non-vested stock options at December 31, 2011 was $0.8 million with a weighted-average recognition period of approximately 3.2 years.

Restricted Stock
At December 31, 2011, the Company has restricted stock awards outstanding under the 2010 Plan. In 2011, the Company granted 7,000 restricted stock awards to key employees at an average price of $7.64, with 50% of the awards vesting on the grant date and the remaining 50% vesting on the first anniversary of the grant date.

A summary of the Company's restricted stock activity is presented below:	Shares	Weighted Average Grant Date Fair Value
Shares outstanding at January 1, 2010	—	$—
Grants	160,000	11.00
Vests	—	—
Forfeitures	—	—
Shares outstanding at December 31, 2010	160,000	11.00
Grants	7,000	7.64
Vests	(18,500)	10.36
Forfeitures	(34,639)	10.95
Shares outstanding at December 31, 2011	113,861	$10.91

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Expense for restricted stock awards and the related tax benefits recognized is as follows:	Years Ended December 31,
	2011	2010	2009
Other operating expenses	$398	$9	*
Income tax benefit	(152)	(6)	*
Net stock-based compensation recognized	$246	$3	$—
* The Company did not grant restricted stock awards for this period.

As of December 31, 2011, there was $0.9 million of unrecognized compensation cost related to outstanding restricted stock. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan
In July 2011, the Company began open enrollment for its Employee Stock Purchase Plan ("ESPP") which was authorized in connection with the Company's IPO under the 2010 Plan. The ESPP does not have performance criteria and allows the Company to issue up to 1,000,000 shares of common stock to all eligible employees, including the Company's named executive officers, under the same offering and eligibility terms. The ESPP qualifies under Section 423 of the Internal Revenue Code and allows eligible employees to contribute, at their discretion, between 1% and 10% of their payroll, up to $25,000 per year, to purchase up to a maximum of 3,500 shares of the Company's common stock per offering period. The purchase price of Fortegra's common stock is equal to 85% of the lesser of the fair market value of the closing stock price of Fortegra's common stock on either the first day of the offering period or the last day of the offering period. Each offering period is six months long and begins on January 1st and July 1st of each year.

For the year ended December 31, 2011, a total of 10,167 shares of common stock were purchased under the ESPP at a weighted-average purchase price per share of $5.68. The total cash proceeds received from the issuance of these shares under the ESPP was $0.1 million. The Company recognized $15 thousand of expense associated with the issuance of shares under the ESPP for the year ended December 31, 2011.

21. Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for certain officers. Provision has been made for the compensation which is payable upon their retirement or death. The deferred compensation is to be paid to the individual or their beneficiaries over a period of ten years commencing with the first year following retirement or death. As of December 31, 2011, there were no further payments required under the plan.

The Company also has deferred bonus agreements with several key executives whereby funds are contributed to "rabbi" trusts held for the benefit of the executives. The funds held in the rabbi trusts are included in cash and cash equivalents and the corresponding deferred compensation obligation is included in accrued expenses, accounts payable and other liabilities on the Consolidated Balance Sheets . Pursuant to U.S. GAAP, the portion of the rabbi trusts invested in shares of the Company has been reflected as treasury stock on the Consolidated Balance Sheets at December 31, 2011 and 2010.

22. 401(k) Profit Sharing Plan

The Company has a 401(k) plan (the "Plan") available to employees meeting certain eligibility requirements. The Plan allows employees to contribute, at their discretion, a percentage of their pre-tax annual compensation and allows for employees to select from various investment options based on their individual investment goals and risk tolerances. Under the Plan, the Company will match 100% of each dollar of the employee contribution up to the maximum of 5% of the employee's annual compensation. The contributions of the Plan are invested at the election of the employee in one or more investment options by a third party plan administrator. In July 2009, the Company suspended the matching contribution. The matching contribution was reinstated in January 2010 and subsequently suspended in August 2010.

The Company's matching contributions to the plan are as follows:	Years Ended December 31,
	2011	2010	2009
401(k) matching contribution expense	$—	$568	$240

23. Statutory Reporting and Dividend Restrictions

The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. For the year ended December 31, 2011, $7.6 million in ordinary dividends were paid. In 2011, Life of the South Insurance Company received approval from the insurance department of its state of domicile to

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

pay extraordinary dividends of $0.8 million, and paid that amount to the Company during 2011. All dividends from subsidiaries were eliminated in the Consolidated Financial Statements.

The combined statutory capital and surplus of the Company's insurance subsidiaries was $50.2 million and $46.2 million as of December 31, 2011 and December 31, 2010, respectively. The combined amount available for ordinary dividends of the Company's insurance subsidiaries was $2.3 million and $1.6 million as of December 31, 2011 and December 31, 2010, respectively.

The Company's insurance subsidiaries are required by the laws of the states in which they are domiciled to maintain certain statutory capital and surplus levels. The required minimum statutory capital and surplus totaled $15.3 million and $13.0 million as of December 31, 2011 and 2010, respectively.

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claims and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance companies' RBC levels as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of December 31, 2011 and December 31, 2010.

24. Commitments and Contingencies

The Company is a party to claims and litigation in the normal course of our operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In the Payment Protection business segment, the Company is currently a defendant in lawsuits that relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim.  Such litigation includes Lawson v. Life of the South Insurance Co., which was filed on March 13, 2006, in the Superior Court of Muscogee County, Georgia, and later moved to the United States District Court for the Middle District of Georgia, Columbus Division.  The action is brought by the plaintiff, individually and on behalf of a class of all persons similarly situated.   The allegations involve the Company's alleged duty to refund unearned premiums on credit insurance policies, even when the Company has not been informed of the payoff of the underlying finance contract. The action seeks an injunction requiring remedial action, as well as a variety of damages, including punitive damages, and attorney fees and costs. To date, a class has not been certified in this action.  A discovery stay was lifted on November 15, 2011.

Also in the Payment Protection business segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co, which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  This matter is a class-action, as a class was certified on June 25, 2010.  At issue is the duration or term, of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the discovery phase.  No trial date has been set.

The Company considers such litigation customary in its lines of business.  In Management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position, results of operations or cash flows of the Company. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. Loss contingencies may be taken as developments warrant, although such amounts are not reasonably estimable at this time.

25. Segment Results

The Company conducts business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. The Company allocates certain revenues and costs to the segments. These items primarily consist of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. The Company measures the profitability of its business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's business segment results:	Years Ended December 31,
	2011	2010	2009
Segment Net Revenue
Payment Protection
Service and administrative fees	$19,980	$12,459	$8,355
Ceding commission	29,495	28,767	24,075
Net investment income	3,368	4,033	4,759
Net realized gains	4,193	650	54
Other income	170	151	462
Net earned premium	115,503	111,805	108,116
Net losses and loss adjustment expenses	(37,949)	(36,035)	(32,566)
Commissions	(74,231)	(71,003)	(70,449)
Total Payment Protection	60,529	50,827	42,806
BPO	15,584	17,069	18,777
Brokerage			—
Brokerage commissions and fees	34,396	24,739	16,820
Service and administrative fees	2,636	4,617	4,744
Total Brokerage	37,032	29,356	21,564
Corporate	—	—	(49)
Total	113,145	97,252	83,098

Operating Expenses
Payment Protection	32,736	23,573	23,814
BPO	11,598	10,002	9,909
Brokerage (1)	29,289	23,529	16,734
Corporate	1,763	2,130	3,199
Total	75,386	59,234	53,656

EBITDA
Payment Protection	27,793	27,254	18,992
BPO	3,986	7,067	8,868
Brokerage (1)	7,743	5,827	4,830
Corporate	(1,763)	(2,130)	(3,248)
Total	37,759	38,018	29,442

Depreciation and Amortization
Payment Protection	4,205	2,352	1,815
BPO	1,124	598	566
Brokerage	2,700	1,678	1,126
Total	8,029	4,628	3,507

Interest
Payment Protection	4,649	7,197	6,709
BPO	419	433	428
Brokerage	2,573	834	663
Total	7,641	8,464	7,800

Income before income taxes and non-controlling interest
Payment Protection	18,939	17,705	10,468
BPO	2,443	6,036	7,874
Brokerage (1)	2,470	3,315	3,041
Corporate	(1,763)	(2,130)	(3,248)
Total income before income taxes and non-controlling interest	22,089	24,926	18,135
Income Taxes	7,745	8,703	6,551
Less: net (loss) income attributable to non-controlling interest	(170)	20	26
Net income	$14,514	$16,203	$11,558
(1) - Includes loss on sale of subsidiary of $477 for the year ended December 31, 2011.

As of January 1, 2011, certain BPO and Brokerage distribution channels were re-aligned to better reflect the segments business focus. The distribution channel results for the years ended December 31, 2010 and December 31, 2009 have been reclassified from their prior period segment presentation. The impact of these reclassifications were $3.9 million in revenues and $3.6 million in expenses being moved from the BPO segment into the Brokerage segment for the year ended December 31, 2010 and $4.7

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

million in revenues and $3.8 million in expenses being moved from the BPO segment into the Brokerage segment for the year ended December 31, 2009 in order to conform to the presentation for the year ended December 31, 2011.

The following table reconciles segment information to the Company's consolidated results of operations and provides a summary of other key financial information for each of the Company's segments:

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	Years Ended December 31,
	2011	2010	2009
Revenue
Payment Protection	$60,529	$50,827	$42,806
BPO	15,584	17,069	18,777
Brokerage	37,032	29,356	21,564
Corporate	—	—	(49)
Segment net revenue	113,145	97,252	83,098
Net losses and loss adjustment expenses	37,949	36,035	32,566
Commissions	74,231	71,003	70,449
Total revenue	225,325	204,290	186,113

Operating Expenses
Payment Protection	32,736	23,573	23,814
BPO	11,598	10,002	9,909
Brokerage (1)	29,289	23,529	16,734
Corporate	1,763	2,130	3,199
Total Operating Expenses	75,386	59,234	53,656
Net losses and loss adjustment expenses	37,949	36,035	32,566
Commissions	74,231	71,003	70,449
Total expenses before depreciation, amortization and interest	187,566	166,272	156,671

EBITDA
Payment Protection	27,793	27,254	18,992
BPO	3,986	7,067	8,868
Brokerage (1)	7,743	5,827	4,830
Corporate	(1,763)	(2,130)	(3,248)
Total	37,759	38,018	29,442

Depreciation and amortization
Payment Protection	4,205	2,352	1,815
BPO	1,124	598	566
Brokerage	2,700	1,678	1,126
Total	8,029	4,628	3,507

Interest
Payment Protection	4,649	7,197	6,709
BPO	419	433	428
Brokerage	2,573	834	663
Total	7,641	8,464	7,800

Income before income taxes and non-controlling interest
Payment Protection	18,939	17,705	10,468
BPO	2,443	6,036	7,874
Brokerage (1)	2,470	3,315	3,041
Corporate	(1,763)	(2,130)	(3,248)
Total Income before income taxes and non-controlling interest	22,089	24,926	18,135
Income taxes	7,745	8,703	6,551
Less: net (loss) income attributable to non-controlling interest	(170)	20	26
Net income	$14,514	$16,203	$11,558
(1) - Includes loss on sale of subsidiary of $477 for the year ended December 31, 2011.

26. Related Party Transactions

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

Interest expense paid to related parties for the respective periods is as follows:	Years Ended December 31,
	2011	2010	2009
Related party interest expense	$—	$2,769	$2,839

During 2011, the Company entered into an information technology consulting agreement (the "IT Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company receiving the consulting services. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement. For the year ended December 31, 2011, the Company recorded $0.1 million of income for services provided under this IT Agreement. As of December 31, 2011, the Company has outstanding accounts receivable balances of $0.1 million related to the IT Agreement.

During 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services(the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. In addition the Company paid an upfront fee of $0.1 million to the Marketer as part of the Marketing Agreement, which is recorded in prepaid expense and will be amortized over the five year term.

27. Subsequent Events

Subsequent events have been measured through the date on which the Consolidated Financial Statements were filed.

28. Summarized Quarterly Information (Unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$53,660	$51,825	$54,454	$57,825
Net investment income	941	894	801	732
Net realized gains	95	1,132	1,196	1,770
Total revenues	54,696	53,851	56,451	60,327

Total expenses	49,492	51,335	50,023	52,386
Income before income taxes and non-controlling interest	5,204	2,516	6,428	7,941
Income taxes	1,775	936	2,292	2,742
Income before non-controlling interest	3,429	1,580	4,136	5,199
Less: net (loss) income attributable to non-controlling interest	(174)	2	1	1
Net income	3,603	1,578	4,135	5,198

Earnings per share:
Basic	$0.18	$0.08	$0.20	$0.25
Diluted	$0.17	$0.07	$0.19	$0.25
Weighted average common shares outstanding
Basic	20,464,592	20,510,254	20,404,441	20,343,038
Diluted	21,668,333	21,592,418	21,214,365	20,955,690

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$49,903	$48,350	$52,969	$48,346
Net investment income	948	986	864	1,274
Net realized gains	2	47	107	494
Total revenues	50,853	49,383	53,940	50,114

Total expenses	45,288	43,437	46,917	43,722
Income before income taxes and non-controlling interest	5,565	5,946	7,023	6,392
Income taxes	2,076	2,220	2,576	1,831
Income before non-controlling interest	3,489	3,726	4,447	4,561
Less: net income (loss) attributable to non-controlling interest	15	(46)	—	51
Net income	$3,474	$3,772	$4,447	$4,510

Earnings per share:
Basic	$0.22	$0.24	$0.28	$0.28
Diluted	$0.21	$0.22	$0.26	$0.25
Weighted average common shares outstanding
Basic	15,742,336	15,742,336	15,742,336	16,483,626
Diluted	16,941,372	17,040,432	17,057,157	17,703,334

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The Evaluation of Disclosure Controls and Procedures Item 9A (above) is the Evaluation referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In conducting Fortegra's evaluation of the effectiveness of its internal control over financial reporting, Fortegra has excluded eReinsure.com, Inc., which it acquired in March 2011 and whose results are included in our 2011 Consolidated Financial Statements. eReinsure contributed approximately 6.6% of total assets, 3.89% of total revenues and 7.44% of net income as of and for the year ended December 31, 2011.

Based on this evaluation based on COSO, management, including our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on criteria in Internal Control—Integrated Framework issued by COSO.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The attestation report of Johnson Lambert & Co. LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K, and is incorporated by reference into this Item 9A.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement and is incorporated by reference herein.

Code of Ethics
Fortegra has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including Fortegra's Chief Executive Officer, Chief Financial Officer and other Senior officers. Fortegra's "Code of Ethics for the CEO, CFO and Senior Officers" can be found posted on our website at www.fortegra.com in the "Investors" section under "Corporate Governance" then click the subsection "Governance Documents". Within the time period required by the SEC and the NYSE, we intend to post on our website any amendment to or waiver of our Code of Business Conduct and Ethics.

Upon written request of any stockholder of record on December 31, 2011, Fortegra will provide, without charge, a printed copy of its "Code of Ethics for the CEO, CFO and Senior Officers". To obtain a copy, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL, 32256 or call (866)-961-9529.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:
The following Consolidated Financial Statements of Fortegra Financial Corporation and subsidiaries are included in this report:

(a)	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements.
(b)	Consolidated Balance Sheets as of December 31, 2011 and 2010.
(c)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.
(d)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009.
(e)	Consolidated Statements of Cash Flows the years ended December 31, 2011, 2010 and 2009.
(f)	Notes to the Consolidated Financial Statements

(a)2. Consolidated Financial Statement Schedules
The following financial statement schedule is attached hereto:
Schedule II - Condensed Financial Information of the Registrant

* All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

Schedule II — Condensed Financial Information of Registrant

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands)	Years Ended December 31,
	2011	2010	2009
Revenues
Management fee from subsidiaries*	$—	$—	$—
Net investment income	298	307	294
Other income	—	—	84
Total net revenue	298	307	378
Expenses
Personnel costs*	—	—	—
Other operating expenses	558	598	139
Interest expense	1,062	904	926
Total expenses	1,620	1,502	1,065
Income before interest and income taxes interest	(1,322)	(1,195)	(687)
Income taxes	(357)	(287)	(267)
Income before equity in net income in subsidiaries	(965)	(908)	(420)
Equity in net income of subsidiaries*	15,479	17,111	11,978
Net income	$14,514	$16,203	$11,558
* Eliminated in consolidation

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All Amounts in Thousands)	December 31,
	2011	2010
Assets:
Investment in subsidiaries *	$107,958	$96,112
Cash and cash equivalents	138	21
Due from subsidiaries, net*	19,891	33,903
Notes receivable*	3,351	3,435
Other assets	903	1,274
Total assets	$132,241	$134,745
Liabilities:
Long-term debt	$—	$11,040
Other liabilities	496	521
Total liabilities	496	11,561
Stockholders' equity:
Total stockholders' equity	131,745	123,184
Total liabilities and stockholders' equity	$132,241	$134,745
* Eliminated in consolidation

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)	Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$14,514	$16,203	$11,558
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Equity in net income of subsidiaries*	(15,479)	(17,111)	(11,978)
Cash dividend from subsidiaries	—	—	—
Deferred income tax expense	—	93	36
Stock based compensation	409	176	209
Other changes in assets and liabilities:
Net due to subsidiaries	14,012	(16,083)	(11,650)
Other assets and other liabilities	344	1,226	(2,487)
Net cash flows provided by (used in) operating activities	13,800	(15,496)	(14,312)
Investing Activities:
Proceeds from maturities of investments	—	—	2,139
Net paid for the acquisition of subsidiaries	—	—	(9,845)
Proceeds from notes receivable	84	703	1,021
Net cash flows provided by (used in) investing activities	84	703	(6,685)
Financing Activities:
Repayments of notes payable	(11,040)	(11,487)	—
Additional borrowings under notes payable	—	—	11,487
Net proceeds from issuance of common stock	—	40,203	5,610
Initial public offering costs	(826)	—	—
Net proceeds from exercise of stock options	651	203	24
(Purchase) issuance of treasury stock	(2,552)	—	3,876
Shareholder funds disbursed at purchase	—	(14,105)	—
Net cash flows (used in) provided by financing activities	(13,767)	14,814	20,997
Net increase in cash and cash equivalents	117	21	—
Cash and cash equivalents at beginning of period	21	—	—
Cash and cash equivalents at end of period	$138	$21	$—
* Eliminated in consolidation

(a)3. Exhibits
Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
1.1	Form of Underwriting Agreement.	**
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
**
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	**
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	(3)
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	**
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	**
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	**
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	**
10.11	Line of Credit Note of Fortegra Financial Corporation, dated April 6, 2009, issued to Columbus Bank and Trust Company.	**
10.12	Stock Pledge and Security Agreement, dated as of April 6, 2009, by and between Fortegra Financial Corporation and Columbus Bank and Trust Company.	**

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
10.13	Loan and Security Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, as borrower and Wells Fargo Capital Finance, LLC, as lender.	**
10.14	General Continuing Guaranty, dated as of June 10, 2010, by Fortegra Financial Corporation, as guarantor, in favor of Wells Fargo Capital Finance, LLC	**
10.15	Servicing and Management Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, and Wells Fargo Capital Finance, LLC.	**
10.16	Line of Credit Agreement, dated as of April 6, 2009, by and among Columbus Bank and Trust Company, Fortegra Financial Corporation and LOTS Intermediate Co.	**
10.17	Modification Agreement, dated as of April 27, 2010, by and among Fortegra Financial Corporation, LOTS Intermediate Co. and Columbus Bank and Trust Company.	**
10.18	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	**
10.19	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	**
10.20	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	**
10.21	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	**
10.22	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.22.1	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	** (1)
10.23	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Life of the South Corporation and Michael Vrban.	** (1)
10.24	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and W. Dale Bullard.	** (1)
10.25	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Robert S. Fullington.	** (1)
10.26	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	** (1)
10.27	2005 Equity Incentive Plan.	** (1)
10.28	Key Employee Stock Option Plan (1995) Agreement.	** (1)
10.29	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	**
10.30	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	**
10.31	2010 Omnibus Incentive Plan.	** (1)
10.32	Employee Stock Purchase Plan.	** (1)
10.33	Deferred Compensation Agreement, dated as of May 1, 2005 between Life of the South Corporation and W. Dale Bullard.	** (1)
10.34	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.35	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Robert S. Fullington.	** (1)
10.36
Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.
** (2)
10.37	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.38	Incentive Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.39	Stock Option Agreement by and between Life of the South Corporation and W. Dale Bullard, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.40	Stock Option Agreement by and between Life of the South Corporation and Dale Bullard, dated as of October 25, 2007.	** (1)
10.41	Incentive Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of February 28, 2001, as amended on March 7, 2007 and June 20, 2007.	** (1)

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
10.42	Stock Option Agreement by and between Life of the South Corporation and Robert S. Fullington, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	** (1)
10.43	Stock Option Agreement by and between Life of the South Corporation and Robert Fullington, dated as of October 25, 2007.	** (1)
10.44	Stock Option Agreement by and between Life of the South Corporation and Michael Vrban, dated as of October 25, 2007.	** (1)
10.45	Form of Restricted Stock Award Agreement for Directors.	** (1)
10.46	Form of Restricted Stock Award Agreement for Employees.	** (1)
10.47	Form of Restricted Stock Award Agreement (Bonus Pool).	** (1)
10.48	Form of Nonqualified Stock Option Award Agreement.	** (1)
10.49	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	** (1)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Annual Report on Form 10-K).
21	List of Subsidiaries of Fortegra Financial Corporation	Filed Herewith
23	Consent of Johnson Lambert & Co., LLP, Independent Registered Public Accounting Firm	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished
101
The following materials from Fortegra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Stockholders' Equity years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
Submitted electronically herewith (4)
**	Incorporated by reference from the related exhibit number to the Registrant's Registration Statement on Form S-1 (File No. 333-16955) and amendments thereto, originally filed on September 23, 2010.
(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment has been granted with respect to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference from the related exhibit number to the Registrant's Form 8-K, filed on March 7, 2011.
(4)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date: March 5, 2012	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard S. Kahlbaugh		March 5, 2012
Richard S. Kahlbaugh	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter P. Mascherin		March 5, 2012
Walter P. Mascherin	Chief Financial Officer
(Principal Financial Officer)

/s/ John R. Carroll		March 5, 2012
John R. Carroll	Director

/s/ Francis M. Colalucci		March 5, 2012
Francis M. Colalucci	Director

/s/ Frank P. Filipps		March 5, 2012
Frank P. Filipps	Director

/s/ J.J. Kardwell		March 5, 2012
J.J. Kardwell	Director

/s/ Ted W. Rollins		March 5, 2012
Ted W. Rollins	Director