Form 10-Q
period 2012-03-31
Fortegra Financial Corp
filed 2012-05-15
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 OR

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 30, 2012 was 19,854,179.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

ITEM 1. FINANCIAL INFORMATION

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

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under Part I, ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Part II, ITEM 1A. RISK FACTORS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

The following Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") along with the Company's other filings on record with the Securities and Exchange Commission ("SEC").

ITEM 1. FINANCIAL STATEMENTS OF FORTEGRA FINANCIAL CORPORATION

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	March 31, 2012	December 31, 2011
Assets:
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $90,901 at March 31, 2012 and $92,311 at December 31, 2011)	$92,843	$93,509
Equity securities available-for-sale at fair value (cost of $3,786 at March 31, 2012 and $1,203 at December 31, 2011)	3,793	1,219
Short-term investments	970	1,070
Total investments	97,606	95,798
Cash and cash equivalents	18,676	31,339
Restricted cash	18,959	14,180
Accrued investment income	927	929
Notes receivable	3,802	3,603
Other receivables	47,982	29,275
Reinsurance receivables	186,421	194,740
Deferred acquisition costs	52,517	55,467
Property and equipment, net	16,591	15,529
Goodwill	103,291	103,291
Other intangibles, net	52,928	54,410
Other assets	5,709	5,943
Total assets	$605,409	$604,504

Liabilities:
Unpaid claims	$32,497	$32,583
Unearned premiums	221,059	227,929
Policyholder account balances	27,565	28,040
Accrued expenses, accounts payable and other liabilities	42,483	35,581
Deferred revenue	17,617	20,781
Note payable	74,700	73,000
Preferred trust securities	35,000	35,000
Deferred income taxes	24,207	24,006
Total liabilities	475,128	476,920
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,620,773 and 20,561,328 shares issued at March 31, 2012 and December 31, 2011, respectively, including shares in treasury	206	206
Treasury stock, at cost; 711,892 shares and 516,132 shares at March 31, 2012 and December 31, 2011, respectively	(4,122)	(2,728)
Additional paid-in capital	96,378	96,199
Accumulated other comprehensive loss, net of tax	(1,324)	(1,754)
Retained earnings	38,613	35,150
Stockholders' equity before non-controlling interest	129,751	127,073
Non-controlling interest	530	511
Total stockholders' equity	130,281	127,584
Total liabilities and stockholders' equity	$605,409	$604,504

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Service and administrative fees	$9,340	$9,116
Brokerage commissions and fees	9,520	7,867
Ceding commission	7,064	8,158
Net investment income	743	941
Net realized (losses) gains	(3)	95
Net earned premium	31,972	28,437
Other income	72	82
Total revenues	58,708	54,696

Expenses:
Net losses and loss adjustment expenses	11,266	9,373
Commissions	20,039	18,517
Personnel costs	11,392	10,992
Other operating expenses	6,739	7,214
Depreciation	738	583
Amortization of intangibles	1,482	1,052
Interest expense	1,652	2,031
Total expenses	53,308	49,762
Income before income taxes and non-controlling interest	5,400	4,934
Income taxes	1,919	1,681
Income before non-controlling interest	3,481	3,253
Less: net income (loss) attributable to non-controlling interest	18	(174)
Net income attributable to Fortegra Financial Corporation	$3,463	$3,427

Earnings per share:
Basic	$0.17	$0.17
Diluted	$0.17	$0.16
Weighted average common shares outstanding:
Basic	19,904,819	20,464,592
Diluted	20,739,196	21,668,333

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$3,463	$3,427

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	729	(540)
Related tax (expense) benefit	(255)	189
Less: reclassification of losses (gains) included in net income	3	(95)
Related tax (expense) benefit	(1)	33
Unrealized gains (losses) on available-for-sale securities, net of tax	476	(413)
Interest rate swap
Unrealized loss on interest rate swap	(70)	—
Related tax benefit	25	—
Unrealized loss on interest rate swap, net of tax	(45)	—
Other comprehensive income (loss) before non-controlling interest, net of tax	431	(413)
Less: comprehensive income attributable to non-controlling interest	1	—
Other comprehensive income (loss) attributable to Fortegra Financial Corporation	430	(413)
Comprehensive income attributable to Fortegra Financial Corporation	$3,893	$3,014

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2011, as previously reported	20,561,328	$206	(516,132)	$(2,728)	$96,199	$(1,754)	$39,822	$532	$132,277
Cumulative effect of adjustment resulting from new accounting guidance	—	—	—	—	—	—	(4,672)	(21)	(4,693)
Balance, December 31, 2011, restated	20,561,328	206	(516,132)	(2,728)	96,199	(1,754)	35,150	511	127,584
Net income	—	—	—	—	—	—	3,463	18	3,481
Other comprehensive income	—	—	—	—	—	430	—	1	431
Stock-based compensation	59,445	—	—	—	179	—	—	—	179
Treasury stock purchased	—	—	(195,760)	(1,394)	—	—	—	—	(1,394)
Balance, March 31, 2012	20,620,773	$206	(711,892)	$(4,122)	$96,378	$(1,324)	$38,613	$530	$130,281

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities
Net income	$3,463	$3,427
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Change in deferred policy acquisition costs	2,950	3,870
Depreciation and amortization	2,220	1,635
Deferred income tax expense	(2,143)	1,967
Net realized losses (gains)	3	(95)
Stock-based compensation expense	179	268
Amortization of premiums and accretion of discounts on investments	312	109
Non-controlling interest	18	(174)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	2	(100)
Other receivables	(18,707)	1,825
Reinsurance receivables	8,319	7,708
Other assets	234	1,539
Unpaid claims	(86)	(2,159)
Unearned premiums	(6,870)	(9,842)
Policyholder account balances	(475)	—
Accrued expenses, accounts payable and other liabilities	6,832	(4,528)
Deferred revenue	(3,164)	(2,919)
Net cash flows (used in) provided by operating activities	(6,913)	2,531
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	6,490	1,201
Proceeds from sales of available-for-sale investments	2,050	7,238
Proceeds from maturities of short term investments	150	100
Purchases of available-for-sale investments	(7,968)	(8,391)
Purchases of property and equipment	(1,800)	(2,463)
Net received (paid) for acquisitions of subsidiaries, net of cash received	—	(40,752)
Net (issuance) proceeds from notes receivable	(199)	42
Change in restricted cash	(4,779)	3,929
Net cash flows used in investing activities	(6,056)	(39,096)
Financing activities
Payments on notes payable	(23,000)	(26,000)
Proceeds from notes payable	24,700	50,750
Capitalized closing costs for notes payable	—	(2,486)
Payments for initial public offering costs	—	(663)
Payments on redeemable preferred stock	—	(10,465)
Net proceeds from exercise of stock options	—	400
Purchase of treasury stock	(1,394)	—
Net cash flows provided by financing activities	306	11,536
Net (decrease) in cash and cash equivalents	(12,663)	(25,029)
Cash and cash equivalents, beginning of period	31,339	43,389
Cash and cash equivalents, end of period	$18,676	$18,360

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (NYSE:FRF) including its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The Consolidated Financial Statements include the Company and its majority-owned and controlled subsidiaries, including:

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

1. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Fortegra Financial Corporation and its subsidiaries have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "the guidance") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's Annual Report.

The interim financial statements in this report have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments and the adjustments for the retrospective adoption of the new accounting guidance for Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts as described in Note 3, necessary to present fairly Fortegra's financial position, results of operations and other comprehensive income for each of the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The Company has reviewed all material subsequent events that occurred up to the date the Company's Consolidated Financial Statements were issued to determine whether any event required recognition or disclosure in the financial statements and/or disclosure in the notes thereto.

Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third party ownership of 15% of the common stock of Southern Financial Life Insurance Company ("SFLAC") has been reflected as non-controlling interest

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

on the Consolidated Balance Sheets. Income (loss) attributable to SFLAC's minority shareholders has been reflected on the Consolidated Statements of Income as income (loss) attributable to non-controlling interest and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interest.

Comprehensive Income (Loss)
Comprehensive income (loss) includes both net income and other items of comprehensive income comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap.

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

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a $1.1 million note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, since the Company has an interest due to the note financing. The Company further determined that its maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable of $1.1 million at March 31, 2012 and that the Company is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of March 31, 2012 and 2011 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report filed with the SEC, except as discussed in Note 3 of this Form 10-Q for the adoption of the new guidance on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts effective January 1, 2012.

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-06, Comprehensive Income (Topic 820), which changes the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. This guidance became effective for the Company on January 1, 2012 and only requires a change in the format of the presentation of comprehensive income. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"), which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance became effective for the Company beginning January 1, 2012 and is to be applied prospectively. The adoption of this guidance, which primarily relates to disclosure, did not impact the Company’s consolidated financial position, results of operations or cash flows.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which updates the accounting for deferred acquisition costs. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling. The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company retrospectively adopted the new standard on January 1, 2012. As of January 1, 2011, the beginning of the earliest period presented, the cumulative effect adjustment recorded to reflect this guidance resulted in decreases of $6.4 million to deferred acquisition costs, $2.3 million to deferred income taxes and $4.2 million to retained earnings. The following tables present the effect of the retrospective adoption on the Company's Consolidated Financial Statement line items for prior periods:

	December 31, 2011
Consolidated Balance Sheets	As Previously Reported (1)	Effect of the Change	As Restated
Assets
Deferred acquisition costs	$62,687	$(7,220)	$55,467
Total assets	$611,724	$(7,220)	$604,504

Liabilities
Deferred income taxes	$26,533	$(2,527)	$24,006
Total Liabilities	479,447	(2,527)	476,920
Stockholders' Equity
Retained earnings	39,822	(4,672)	35,150
Non-controlling interest	532	(21)	511
Total Stockholders' Equity	132,277	(4,693)	127,584
Total Liabilities and Stockholders' Equity	$611,724	(7,220)	$604,504

(1) = Includes the business acquisition valuation measurement period adjustments described in Notes 5, 6 and 7.

	For the Three Months Ended March 31, 2011
Consolidated Statements of Income	As Previously Reported	Effect of the Change	As Restated
Total Revenues	$54,696	—	$54,696

Net losses and loss adjustment expenses	9,373	—	9,373
Commissions	18,517	—	18,517
Personnel costs	10,992	—	10,992
Other operating expenses	6,944	270	7,214
Depreciation	583	—	583
Amortization of intangibles	1,052	—	1,052
Interest expense	2,031	—	2,031
Total expenses	49,492	270	49,762
Income before income taxes and non-controlling interest	5,204	(270)	4,934
Income taxes	1,775	(94)	1,681
Income before non-controlling interest	3,429	(176)	3,253
Less: net (loss) income attributable to non-controlling interest	(174)	—	(174)
Net income attributable to Fortegra Financial Corporation	$3,603	$(176)	$3,427

Earnings per share:
Basic	$0.18	(0.01)	$0.17
Diluted	$0.17	(0.01)	$0.16

Recently Issued Accounting Pronouncements
In December 2011, the FASB issued ASU No 2011-11, Disclosures About Offsetting Assets and Liabilities. This standard requires that the disclosures of both gross and net information about instruments and transactions eligible for offset in the statement of

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements are effective for the Company beginning on January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the Company does not expect a significant impact on its consolidated financial position, results of operations or cash flows as a result of adoption of these new requirements.

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

Earnings per share is calculated as follows:	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator for both basic and diluted earnings per share:
Net income available to common stockholders	$3,463	$3,427
Denominator:
Total average basic common shares outstanding	19,904,819	20,464,592
Effect of dilutive stock options and restricted stock awards	834,377	1,203,741
Total average diluted common shares outstanding	20,739,196	21,668,333

Earnings per share-basic	$0.17	$0.17
Earnings per share-diluted	$0.17	$0.16

Weighted average anti-dilutive common shares	378,927	88,268

5. Business Acquisitions

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

During the three months ended March 31, 2012, the Company received the final valuation studies for identifiable intangible assets to determine the final valuation for the 2011 acquisition of eReinsure.com, Inc. ("eReinsure") and preliminary valuation adjustments for the 2011 acquisition of Pacific Benefits Group Northwest, LLC ("PBG"). Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, ("ASC 805"). Please see Footnote 6, Goodwill and Footnote 7, Other Intangible Assets for more information on the retrospective measurement period adjustments made in 2012.

The following table presents assets acquired, liabilities assumed and goodwill recorded for the 2011 acquisition of eReinsure and PBG based on their fair values as of the respective acquisition date and the effects of the measurement period adjustments recorded in 2012, as discussed above:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	eReinsure	PBG
ASSETS:
Cash	$3,694	$38
Investments	1,212	—
Other receivables	1,828	62
Property and equipment	142	280
Other intangibles	13,908	3,650
Other assets	54	22
LIABILITIES:
Accrued expenses and accounts payable	(2,801)	(235)
Commissions payable	—	(60)
Deferred revenue	(835)	—
Net deferred tax liability (1)	(1,783)	—
Net assets acquired	15,419	3,757
Purchase consideration (2)	38,931	7,607
Goodwill	$23,512	$3,850

(1) - The PBG acquisition was an asset purchase, therefore there is no deferred tax liability as of the acquisition date.
(2) - Reflects a purchase price reduction of $0.3 million for the final eReinsure working capital adjustments.

6. Goodwill

During the three months ended March 31, 2012, the Company determined the final valuation for the 2011 acquisition of eReinsure, included in the Brokerage Segment, and the preliminary valuation adjustments for the 2011 acquisition of PBG, included in the BPO segment. The following table shows the retrospective adjustments made to the balance of goodwill at December 31, 2011 to reflect the the effect of these measurement period adjustments made in accordance with accounting requirements under ASC 805.

Goodwill balances by segment are as follows:	Payment Protection	BPO	Brokerage	Total
Balance as originally reported at December 31, 2011	$36,632	$15,632	$56,533	$108,797
Final valuation adjustments as required under ASC 805 for eReinsure	—	—	(2,626)	(2,626)
Valuation adjustments as required under ASC 805 for PBG	—	(2,880)	—	(2,880)
Adjusted balance at December 31, 2011	36,632	12,752	53,907	103,291

Balance at March 31, 2012	$36,632	$12,752	$53,907	$103,291

7. Other Intangible Assets

Other intangible assets and their respective amortization periods are as follows:

		March 31, 2012			December 31, 2011
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7 to 15	$34,552	$(9,787)	$24,765	$34,552	$(8,724)	$25,828
Tradenames	Indefinite	21,615	—	21,615	21,615	—	21,615
Software	7 to 10	8,773	(2,569)	6,204	8,773	(2,345)	6,428
Present value of future profits	0.3 to 0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5 to 6	2,958	(2,614)	344	2,958	(2,419)	539
Total		$68,446	$(15,518)	$52,928	$68,446	$(14,036)	$54,410

During the three months ended March 31, 2012, the Company determined the final valuation for the 2011 acquisition of eReinsure, and the preliminary valuation adjustments for the 2011 acquisition of PBG. The following table shows the retrospective adjustments made to the balance of other intangible assets at December 31, 2011 to reflect the effect of these measurement period adjustments made in accordance with the accounting requirements under ASC 805.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Balance as originally reported at December 31, 2011	$47,022
Final valuation adjustments as required under ASC 805 for eReinsure	4,508
Valuation adjustments as required under ASC 805 for PBG	2,880
Adjusted balance at December 31, 2011	54,410
Amortization expense	(1,482)
March 31, 2012	$52,928

The Company recognized amortization expense on other intangibles of:	For the Three Months Ended
	March 31, 2012	March 31, 2011
Total	$1,482	$1,052

Estimated amortization of other intangible assets for the next five years and thereafter ending December 31 is presented below:

2012 (remaining nine months)	$3,374
2013	4,442
2014	4,430
2015	4,423
2016	3,856
Thereafter	10,788
Total	$31,313

8. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	March 31, 2012
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$23,505	$589	$(2)	$24,092
Municipal securities	17,492	370	(1)	17,861
Corporate securities	48,595	1,112	(158)	49,549
Mortgage-backed securities	994	23	—	1,017
Asset-backed securities	315	9	—	324
Total fixed maturity securities	$90,901	$2,103	$(161)	$92,843

Common stock - publicly traded	$40	$18	$—	$58
Preferred stock - publicly traded	2,633	2	(5)	2,630
Common stock - non-publicly traded	104	4	(16)	92
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$3,786	$28	$(21)	$3,793

	December 31, 2011
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$25,751	$611	$(2)	$26,360
Municipal securities	17,609	388	(5)	17,992
Corporate securities	47,304	594	(426)	47,472
Mortgage-backed securities	1,272	26	—	1,298
Asset-backed securities	375	12	—	387
Total fixed maturity securities	$92,311	$1,631	$(433)	$93,509

Common stock - publicly traded	$40	$—	$(1)	$39
Preferred stock - publicly traded	50	2	—	52
Common stock - non-publicly traded	104	26	(16)	114
Preferred stock - non-publicly traded	1,009	5	—	1,014
Total equity securities	$1,203	$33	$(17)	$1,219

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

	March 31, 2012	December 31, 2011
Fair value of restricted investments	$16,518	$15,886

Fair value of restricted investments for special deposits required by state insurance departments	$9,791	$9,185

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,295	$6,349	$3,890	$3,923
Due after one year through five years	47,705	48,835	51,210	51,839
Due after five years through ten years	17,514	17,970	23,623	23,973
Due after ten years through twenty years	2,078	2,112	3,216	3,281
Due after twenty years	16,000	16,236	8,725	8,807
Mortgage-backed securities	994	1,017	1,272	1,298
Asset-backed securities	315	324	375	388
Total fixed maturity securities	$90,901	$92,843	$92,311	$93,509
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or greater as of:

	March 31, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$2,943	$(2)	12	$—	$—	—	$2,943	$(2)	12
Municipal securities	480	(1)	1	—	—	—	480	(1)	1
Corporate securities	8,124	(158)	19	—	—	—	8,124	(158)	19
Mortgage-backed securities	245	—	1	—	—	—	245	—	1
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$11,792	$(161)	33	$—	$—	—	$11,792	$(161)	33

Common stock - publicly traded	$—	$—	—	$—	$—	—	$—	$—	—
Preferred stock - publicly traded	1,778	(5)	2	—	—	—	1,778	(5)	2
Common stock - non-publicly traded	45	(16)	3	—	—	—	45	(16)	3
Preferred stock - non-publicly traded	—	—	—	—	—	—	—	—	—
Total equity securities	$1,823	$(21)	5	$—	$—	—	$1,823	$(21)	5

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

The Company does not intend to sell the investments that are in an unrealized loss position at March 31, 2012 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of March 31, 2012, based on our quarterly review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired since based on the Company's analysis of the securities' and the Company's intent to hold the securities until recovery.

The following table summarizes the proceeds from the sale of available-for-sale investment securities, the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Gross proceeds from sales	$2,050	$7,238

Gross realized gains	$1	$112
Gross realized losses	(4)	(17)
Total net (losses) gains from sales	(3)	95
Impairment write-downs (other-than-temporary impairments)	—	—
Total realized investment (losses) gains	$(3)	$95

The following schedule details the components of net investment income:	For the Three Months Ended
	March 31, 2012	March 31, 2011
Fixed income securities	$685	$885
Cash on hand and on deposit	51	57
Common and preferred stock dividends	26	16
Notes receivable	63	58
Other income	35	46
Investment expenses	(117)	(121)
Net investment income	$743	$941

9. Reinsurance Receivables

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended
	March 31, 2012		March 31, 2011
Premiums	Written	Earned	Written	Earned
Direct and assumed	$79,189	$86,058	$68,294	$78,136
Ceded	(46,231)	(54,086)	(41,682)	(49,699)
Net	$32,958	$31,972	$26,612	$28,437

	For the Three Months Ended
Losses and LAE incurred	March 31, 2012	March 31, 2011
Direct and assumed	$23,071	$18,375
Ceded	(11,805)	(9,002)
Net losses and LAE incurred	$11,266	$9,373

The following table reflects the components of the reinsurance receivables:	At
	March 31, 2012	December 31, 2011
Prepaid reinsurance premiums (1):
Life	$56,344	$59,545
Accident and health	28,754	30,759
Property	77,705	80,758
Total	162,803	171,062
Ceded claim reserves:
Life	1,603	1,794
Accident and health	9,184	9,896
Property	7,897	7,743
Total ceded claim reserves recoverable	18,684	19,433
Other reinsurance settlements recoverable	4,934	4,245
Reinsurance receivables	$186,421	$194,740
(1) Including policyholder account balances ceded.

Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. Reinsurance receivables are based upon estimates and are reported on the Consolidated Balance Sheets separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. The following table shows the amount included in reinsurance receivable that is recoverable from three unrelated insurers:

	At
	March 31, 2012	December 31, 2011
Total recoverable from three unrelated reinsurers	$118,915	$124,160

The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Since London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At March 31, 2012, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

10. Note Payable

The Company's Note Payable consisted of the following at:	March 31, 2012	December 31, 2011
SunTrust Bank, revolving credit facility - $85.0 million at March 31, 2012 and December 31, 2011, maturing June 2013	$74,700	$73,000
Total notes payable	$74,700	$73,000

Interest rate on note payable at the end of the respective periods:	4.55%	4.59%

In June 2010, the Company entered into a $35.0 million revolving credit facility with SunTrust Bank, N.A., as administrative agent (the "Agent"), which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company can select at its discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed Eurodollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to the Company's leverage ratio.

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

Aggregate maturities for the Company's note payable are as follows:
2012	$—
2013	74,700
2014	—
2015	—
2016	—
Thereafter	—
Total	$74,700

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

The Company must comply with various Facility covenant requirements set forth by the Agent. The following describes the Facility's covenants and the calculations used to arrive at each ratio:

Fixed charge coverage ratio - is the ratio of Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) less the actual amount paid by the Company and its Subsidiaries in cash on account of Capital Expenditures less cash taxes to the Consolidated Fixed Charges, in each case measured for the four consecutive Fiscal Quarters ending on or immediately prior to such date.

Total leverage ratio - is the ratio of, as of any date, Consolidated Total Debt as of such date to the Consolidated Adjusted EBITDA for the four consecutive Fiscal Quarters ending on or immediately prior to such date.

Senior leverage ratio - is the ratio of, as of any date, Consolidated Senior Debt as of such date to the Consolidated Adjusted EBITDA for the four consecutive Fiscal Quarters ending on or immediately prior to such date.

Reinsurance ratio - is the ratio (expressed as a percentage) of, as of any date of determination, of the aggregate amounts

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

recoverable by the Company and its Restricted Subsidiaries from reinsurers divided by the sum of (i) policy and claim liabilities plus (ii) unearned premiums, in each case of the Company and its Restricted Subsidiaries determined in accordance with GAAP.

The following is a summary of the Company's more significant financial covenants related to the Facility at:

		Actual At
Covenant	Covenant Requirement	March 31, 2012	December 31, 2011
Fixed charge coverage ratio	not less than 1.25	4.48	4.50
Total leverage ratio	not more than 3.50	2.56	2.45
Senior leverage ratio	not more than 2.50	2.56	2.45
Reinsurance ratio	not less than 60%	74.0%	75.0%

At March 31, 2012, the Company's senior leverage ratio covenant on our Facility totaled 2.56 which exceeded the covenant maximum of 2.50. The Company has obtained a limited waiver from the Agent waiving the specified event of default on the revolving credit facility for the quarter ending March 31, 2012.

11. Derivative Financial Instruments - Interest Rate Swap

On April 21, 2011, the Company entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly for an effective rate of 7.57% after adding the applicable margin on the trust preferred securities of 4.10%. The Swap, which has been designated a cash flow hedge, has a term of five years, commencing when the interest rate on the underlying trust preferred securities begins to float in June 2012 and expiring in June 2017. As of March 31, 2012, the Company recorded a $2.4 million unrealized loss, net of tax, on the fair value of the Swap in accumulated other comprehensive income and recorded $3.7 million in other liabilities and $1.3 million in deferred income taxes.

12. Income Taxes

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. At March 31, 2012, the Company estimates that its annual effective income tax rate for 2012 will approximate 35.5%.

As part of the final valuation determinations for the 2011 acquisition of eReinsure, the Company recorded a $0.2 million liability against a $0.7 million Research and Experimentation credit carryforward deferred tax asset.

During March 2012, the Company received notification from the Internal Revenue Service of the commencement of an examination of the tax years 2009 and 2010.

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents: The estimated fair value of cash and cash equivalents approximates their carrying value.

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

Other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets.

Short-term investments: The carrying amounts approximate fair value because of the short maturities of these instruments.

Notes payable and preferred trust securities: The carrying amounts approximate fair value because the applicable interest rates approximate current rates offered to the Company for similar instruments.

Interest rate swap: The fair value of the interest rate swap is determined using widely accepted valuation techniques including

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

The carrying and fair values of financial instruments are as follows:	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,676	$18,676	$31,339	$31,339
Fixed maturity securities	92,843	92,843	93,509	93,509
Common stock - publicly traded	58	58	39	39
Preferred stock - publicly traded	2,630	2,630	52	52
Common stock - non-publicly traded	92	92	114	114
Preferred stock - non-publicly traded	1,013	1,013	1,014	1,014
Notes receivable	3,802	3,802	3,603	3,603
Other receivables	47,982	47,982	29,275	29,275
Short-term investments	970	970	1,070	1,070
Total financial assets	$168,066	$168,066	$160,015	$160,015
Financial liabilities:
Notes payable	$74,700	$74,700	$73,000	$73,000
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap contract	3,671	3,671	3,601	3,601
Total financial liabilities	$113,371	$113,371	$111,601	$111,601

The FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs use to measure fair value are as follows:
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

The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value by level within the fair value hierarchy at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
March 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$92,843	$—	$92,789	$54
Common stock - publicly traded	58	58	—	—
Preferred stock - publicly traded	2,630	2,630	—	—
Common stock - non-publicly traded	92	—	—	92
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	970	970	—	—
Total assets	$97,606	$3,658	$92,789	$1,159
Liabilities
Interest rate swap contract	3,671	—	3,671	—
Total liabilities	$3,671	$—	$3,671	$—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$93,509	—	$93,433	$76
Common stock - publicly traded	39	39	—	—
Preferred stock - publicly traded	52	52	—	—
Common stock - non-publicly traded	114	—	—	114
Preferred stock - non-publicly traded	1,014	—	—	1,014
Short-term investments	1,070	1,070	—	—
Total Assets	$95,798	$1,161	$93,433	$1,204
Liabilities
Interest rate swap contract	3,601	—	3,601	—
Total liabilities	$3,601	$—	$3,601	$—

The Company's use of Level 3 unobservable inputs included 9 securities that accounted for 1.2% of total investments at March 31, 2012. The Company utilized an independent third party pricing service to value 8 of the Level 3 securities. The Level 3 pricing of the single non-publicly traded preferred stock was calculated by the Company taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. At December 31, 2011, the Company had 12 securities valued under Level 3 that accounted for 1.3% of total investments. The following table summarizes the changes in Level 3 assets measured at fair value:

	For The Three Months Ended
	March 31, 2012	March 31, 2011
Beginning balance, January 1,	1,204	1,425
Total gains or losses realized/(unrealized):
Included in other comprehensive (loss) income	(22)	(2)
Sales	(22)	—
Transfers (out of) Level 3	(1)	—
Ending balance, March 31,	$1,159	$1,423

14. Statutory Reporting and Dividend Restrictions

The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. For the three months ended March 31, 2012, no ordinary dividends were paid. All dividends from subsidiaries were eliminated in the Consolidated Financial Statements.

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus and the combined amount available for ordinary dividends of the Company's insurance subsidiaries at:

	March 31, 2012	December 31, 2011
Combined statutory capital and surplus of the Company's insurance subsidiaries	$52,864	$50,230

Required minimum statutory capital and surplus	$15,300	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$2,344	$2,344

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance companies' RBC levels as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of March 31, 2012 and December 31, 2011.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

15. Commitments and Contingencies

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

A discovery stay was lifted on November 15, 2011.  The parties are currently in the midst of discovery on the class certification issue.  Both parties have served and responded to Requests for Production, Requests for Admissions, and Interrogatories.  Production is on-going for both parties, and several discovery disputes have arisen.  A Motion to Compel was filed by the plaintiffs on April 9, 2012. To date, a class has not been certified in this action.

Also in the Payment Protection business segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co, which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  This matter is a class-action, as a class was certified on June 25, 2010.  At issue is the duration or term, of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  No trial date has been set.

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

16. Segment Results

The Company conducts business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. The Company allocates certain revenues and expenses to the segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. Segment assets are not presented to the Company's Chief Operating decision maker for operational decision making and therefore are not disclosed in the accompanying table. The Company measures the profitability of its business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

The Company's measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These measures are not in accordance with, or an alternative to, the U.S. GAAP information provided in this report. The Company believes that these Non-GAAP presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. The Company's industry peers provide similar supplemental Non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The Non-GAAP information the Company provides should be used in addition to, but not as a substitute for, the U.S. GAAP information provided elsewhere in this report. The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of the Company's operating expenses are fixed.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's business segment results:	For the Three Months Ended
	March 31, 2012	March 31, 2011
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,632	$4,528
Ceding commission	7,064	8,158
Net investment income	743	941
Net realized (losses) gains	(3)	95
Other income	72	82
Net earned premium	31,972	28,437
Net losses and loss adjustment expenses	(11,266)	(9,373)
Commissions	(20,039)	(18,517)
Total Payment Protection Net Revenue	13,175	14,351
BPO	4,205	3,564
Brokerage
Brokerage commissions and fees	9,520	7,867
Service and administrative fees	503	1,024
Total Brokerage	10,023	8,891
Total segment net revenue	27,403	26,806

Operating Expenses
Payment Protection	7,913	8,768
BPO	3,133	2,619
Brokerage	7,085	6,819
Total operating expenses	18,131	18,206

EBITDA
Payment Protection	5,262	5,583
BPO	1,072	945
Brokerage	2,938	2,072
Total EBITDA	9,272	8,600

Depreciation and Amortization
Payment Protection	849	953
BPO	503	240
Brokerage	868	442
Total depreciation and amortization	2,220	1,635

Interest Expense
Payment Protection	1,012	1,526
BPO	267	63
Brokerage	373	442
Total interest expense	1,652	2,031

Income before income taxes and non-controlling interest
Payment Protection	3,401	3,104
BPO	302	642
Brokerage	1,697	1,188
Total income before income taxes and non-controlling interest	5,400	4,934
Income taxes	1,919	1,681
Less: net income (loss) attributable to non-controlling interest	18	(174)
Net income	$3,463	$3,427

The following table reconciles segment information to our Consolidated Statements of Income and provides a summary of other key financial information for each of our segments:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended
Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	March 31, 2012	March 31, 2011
Segment Net Revenue
Payment Protection	$13,175	$14,351
BPO	4,205	3,564
Brokerage	10,023	8,891
Segment net revenue	27,403	26,806
Net losses and loss adjustment expenses	11,266	9,373
Commissions	20,039	18,517
Total segment net revenue	58,708	54,696

Operating Expenses
Payment Protection	7,913	8,768
BPO	3,133	2,619
Brokerage	7,085	6,819
Total Operating Expenses	18,131	18,206
Net losses and loss adjustment expenses	11,266	9,373
Commissions	20,039	18,517
Total operating expenses before depreciation, amortization and interest expense	49,436	46,096

EBITDA
Payment Protection	5,262	5,583
BPO	1,072	945
Brokerage	2,938	2,072
Total EBITDA	9,272	8,600

Depreciation and amortization
Payment Protection	849	953
BPO	503	240
Brokerage	868	442
Total depreciation and amortization	2,220	1,635

Interest Expense
Payment Protection	1,012	1,526
BPO	267	63
Brokerage	373	442
Total interest expense	1,652	2,031

Income before income taxes and non-controlling interest
Payment Protection	3,401	3,104
BPO	302	642
Brokerage	1,697	1,188
Total income before income taxes and non-controlling interest	5,400	4,934
Income taxes	1,919	1,681
Less: net income (loss) attributable to non-controlling interest	18	(174)
Net income	$3,463	$3,427

17. Related Party Transactions

In December 2011, the Company entered into an information technology support services agreement (the "IT Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company receiving the information support services. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

account fee per month based on the number of enrolled customers the Marketer obtains for the Company.

In January 2012, the Company recorded a $0.1 million receivable due from an officer of the Company that relates to the 2010 acquisition of South Bay Acceptance Corporation.

The following table details the amounts recorded on the Consolidated Income Statement relating to related party transactions:

For the Three Months Ended
March 31, 2012
Income recorded by the Company for services provided under the IT Agreement	$132

The following table details the amounts recorded on the Consolidated Balance Sheets for related party amounts:

At
March 31, 2012
Accounts receivable from related parties	$266

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part I, Item 1 of this Form 10-Q. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors" of this Form 10-Q.

Executive Summary
Our net income for the three months ended March 31, 2012 increased $36.0 thousand, or 1.1%, to $3.5 million from $3.4 million for the same period in 2011. Earnings per diluted share were $0.17 for the three months ended March 31, 2012 compared to $0.16 for the same period in 2011. For the three months ended March 31, 2012, our overall revenues increased $4.0 million, or 7.3%, to $58.7 million from $54.7 million for the same period in 2011, primarily due to increased brokerage commissions, service and administrative fees and net earned premiums, which was partially offset by lower ceding commission and net investment income. Total expenses increased $3.5 million, or 7.1%, to $53.3 million for the three months ended March 31, 2012 from $49.8 million for the same period in 2011. The majority of the increase was due to increases in net losses and loss adjustment expenses of $1.9 million, commissions of $1.5 million and total depreciation and amortization of intangibles of $0.6 million. Other expense categories, mainly other operating expenses and interest expense had decreases of $0.5 million and $0.4 million, respectively, which was partially offset by a $0.4 million increase in personnel costs.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2012 are unchanged from the disclosures presented in the MD&A of Fortegra's Annual Report except as discussed below.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
On January 1, 2012, we adopted the new guidance for Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance was adopted on a retrospective basis and has been applied to all prior period financial information contained in our Consolidated Financial Statements. See Note 3 of the Notes to the Consolidated Financial Statements of this Form 10-Q for the effect of the retrospective application.

Recently Issued Accounting Standards
For a discussion on recently issued accounting standards please see Note 3 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

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

 Net Investment Income. We earn net investment income from interest payments and dividends received from our investment portfolio, and interest earned on our cash accounts and notes receivable, less portfolio management expenses. Our investment portfolio is invested primarily in fixed maturity securities which tend to produce consistent levels of investment income. The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the fair value of, fixed maturity and short-term investments.

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

 Other Income. Other income consists primarily of miscellaneous fees generated by our Brokerage and Payment Protection segments.

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

Interest Expense. Interest expense includes interest payable on our credit facilities, mainly our notes payable and preferred trust securities and is directly correlated to the balances outstanding and the prevailing interest rates on these debt instruments.

Income Taxes.  Income taxes are comprised of federal and state taxes based on income in multiple jurisdictions and changes in uncertain tax positions, if any.

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statements of Income:

(in thousands, except shares, per share amounts and percentages)	For the Three Months Ended
	March 31, 2012	March 31, 2011	Change from 2011	% Change from 2011
Revenues:
Service and administrative fees	$9,340	$9,116	$224	2.5%
Brokerage commissions and fees	9,520	7,867	1,653	21.0
Ceding commission	7,064	8,158	(1,094)	(13.4)
Net investment income	743	941	(198)	(21.0)
Net realized (losses) gains	(3)	95	(98)	(103.2)
Net earned premium	31,972	28,437	3,535	12.4
Other income	72	82	(10)	(12.2)
Total revenues	58,708	54,696	4,012	7.3

Expenses:
Net losses and loss adjustment expenses	11,266	9,373	1,893	20.2
Commissions	20,039	18,517	1,522	8.2
Personnel costs	11,392	10,992	400	3.6
Other operating expenses	6,739	7,214	(475)	(6.6)
Depreciation	738	583	155	26.6
Amortization of intangibles	1,482	1,052	430	40.9
Interest expense	1,652	2,031	(379)	(18.7)
Total expenses	53,308	49,762	3,546	7.1
Income before income taxes and non-controlling interest	5,400	4,934	466	9.4
Income taxes	1,919	1,681	238	14.2
Income before non-controlling interest	3,481	3,253	228	7.0
Less: net income (loss) attributable to non-controlling interest	18	(174)	192	(110.3)
Net income attributable to Fortegra Financial Corporation	$3,463	$3,427	$36	1.1%

Earnings per share:
Basic	$0.17	$0.17
Diluted	$0.17	$0.16
Weighted average common shares outstanding:
Basic	19,904,819	20,464,592
Diluted	20,739,196	21,668,333

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended March 31, 2012 increased $0.2 million, or 2.5%, to $9.3 million from $9.1 million for the same period in 2011. The increase resulted primarily from a $0.6 million increase in our BPO segment revenues, including the benefit of a $0.9 million increase in administrative fees from our 2011 acquisition of PBG offset by decreased revenue in Consecta of $0.3 million. In addition, we had a $0.1 million increase in administrative fees in our Payment Protection segment. These increases were partially offset by a $0.5 million lower debt collection and collateral recovery fees.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended March 31, 2012 increased $1.7 million or 21.0%, to $9.5 million from $7.9 million for the same period in 2011. The 2012 period includes a three full months of results for eReinsure, while the same period in 2011 includes its results from the acquisition on March 3, 2011 to March 31, 2011. For the 2012 period, eReinsure contributed an increase of $1.4 million and Bliss & Glennon contributed $0.3 million.

Ceding Commissions
Ceding commissions for the three months ended March 31, 2012 decreased $1.1 million, or 13.4%, to $7.1 million from $8.2 million for the same period in 2011. This decrease resulted from lower underwriting profits of $1.4 million due to unfavorable loss experience for 2012. This was partially offset by additional service and administrative fees of $0.3 million from increased insurance production in 2012. In addition, Net investment income, including realized gains, from assets held in trust by our reinsurers increased by $26 thousand during the period. For the three months ended March 31, 2012, ceding commissions included $6.2 million in service and administrative fees, $0.8 million in underwriting profits from positive underwriting performance and

$0.1 million in net investment income.

Net Investment Income
Net investment income for the three months ended March 31, 2012 and 2011 was $0.7 million and $0.9 million, respectively. The decrease was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash.

Net Realized (Losses) Gains
Net realized losses totaled $3 thousand for the three months ended March 31, 2012 compared to a net realized gains of $0.1 million for the same period in 2011.

Net Earned Premium
Net earned premium for the three months ended March 31, 2012 increased $3.5 million, or 12.4%, to $32.0 million from $28.4 million for the same period in 2011. For the 2012 period, direct and assumed earned premium increased $7.9 million resulting from an increase in direct and assumed written premium due to increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $4.4 million or 8.8%. On average, we maintained a 63% overall cession rate of direct and assumed earned premium for the three months ended March 31, 2012 compared with 64% for the three months ended March 31, 2011.

Other Income
Other income was $0.1 million for both the three months ended March 31, 2012 and 2011, respectively.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended March 31, 2012 increased $1.9 million, or 20.2% to $11.3 million, from $9.4 million for the same period in 2011.  For the 2012 period, our direct and assumed losses increased by $4.7 million, or 25.6%, as compared with the same period in 2011 due to unfavorable loss experience for 2012. For the 2012 period, our ceded losses were higher by $2.8 million, or 31.1%, compared with the same period in 2011, thereby decreasing our net losses and loss adjustment expenses by the corresponding amount. On average, we maintained a 51% and 49% overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended March 31, 2012 and 2011, respectively.

Commissions
Commissions for the three months ended March 31, 2012 increased $1.5 million, or 8.2%, to $20.0 million, from $18.5 million for the same period in 2011.The increase in commission expense resulted from growth in net earned premiums.

Personnel Costs
Personnel costs for the three months ended March 31, 2012 increased $0.4 million, or 3.6%, to $11.4 million from $11.0 million for the same period in 2011. The increase resulted from acquisitions partially offset by lower stock based compensation expense, which totaled $0.1 million for the three months ended March 31, 2012 compared to $0.2 million for the same period in 2011.

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2012 decreased $0.5 million or 6.6%, to $6.7 million from $7.2 million for the same period in 2011. The 2012 results include the full impact of the 2011 acquisitions of eReinsure and PBG, while 2011 only contained one month of activity for eReinsure. Overall, other operating expenses remained relatively consistent with 2011 through effective cost control and reduction measures thereby mitigating the majority of the increases associated with prior period acquisitions.

Depreciation
Depreciation expense for the three months ended March 31, 2012 increased 26.6%, to $0.7 million from $0.6 million for the same period in 2011. The increase was primarily due to higher levels of depreciable assets in service at March 31, 2012 compared to March 31, 2011.

Amortization of Intangibles
Amortization expense increased $0.4 million, or 40.9%, to $1.5 million for the three months ended March 31, 2012 from $1.1 million for the same period in 2011. The increase was primarily due to prior year acquisitions which increased the level of other intangible assets subject to amortization.

Interest Expense
Interest expense for the three months ended March 31, 2012 decreased $0.4 million, or 18.7%, to $1.7 million from $2.0 million for the same period in 2011. Interest expense for the 2012 period was positively impacted by a lower rate on outstanding borrowings compared with the same period in 2011. This lower borrowing rate was partially offset by a higher outstanding balance in 2012 compared with 2011. The 2012 rate was lowered by converting our outstanding loan balance for our revolving line of credit to a Eurodollar Funding rate. Interest expense for the 2011 period included the write off of $0.3 million for capitalized issuance costs associated with the redemption of preferred stock.

Income Taxes
Income taxes for both the three months ended March 31, 2012 and 2011was $1.9 million, respectively. Our effective tax rate was 35.5% for the three months ended March 31, 2012 compared to 34.1% for the same period in 2011. During March 2012, we received notification from the Internal Revenue Service of the commencement of an examination of our tax years 2009 and 2010.

RESULTS OF OPERATIONS - SEGMENTS

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We do allocate certain revenues and costs to our segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. We measure the profitability of our business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. We refer to these performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

Our measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These measures are not in accordance with, or an alternative to, the U.S. GAAP information provided in this report. We believe that these Non-GAAP presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental non-GAAP information, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the U.S. GAAP information provided elsewhere in this report. The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of our operating expenses are fixed. For additional information regarding segment net revenues and operating expenses, see the footnote, "Segment Results" in the Notes to the Consolidated Financial Statements included in this report.

The following table reconciles segment information to our Consolidated Statements of Income and provides a summary of other key financial information for each of our segments:

(in thousands)	For the Three Months Ended
	March 31, 2012	March 31, 2011	Change from 2011	% Change from 2011
Payment Protection:
Service and administrative fees	$4,632	$4,528	$104	2.3%
Ceding commission	7,064	8,158	(1,094)	(13.4)
Net investment income	743	941	(198)	(21.0)
Net realized (losses) gains	(3)	95	(98)	(103.2)
Other income	72	82	(10)	(12.2)
Net earned premium	31,972	28,437	3,535	12.4
Net losses and loss adjustment expenses	(11,266)	(9,373)	(1,893)	20.2
Commissions	(20,039)	(18,517)	(1,522)	8.2
Payment Protection revenue, net	13,175	14,351	(1,176)	(8.2)
Operating expenses - Payment Protection	7,913	8,768	(855)	(9.8)
EBITDA	5,262	5,583	(321)	(5.7)
EBITDA margin	39.9%	38.9%
Depreciation and amortization	849	953	(104)	(10.9)
Interest	1,012	1,526	(514)	(33.7)
Income before income taxes and non-controlling interest	3,401	3,104	297	9.6

BPO:
BPO revenue	4,205	3,564	641	18.0

(in thousands)	For the Three Months Ended
	March 31, 2012	March 31, 2011	Change from 2011	% Change from 2011
Operating expenses	3,133	2,619	514	19.6
EBITDA	1,072	945	127	13.4
EBITDA margin	25.5%	26.5%
Depreciation and amortization	503	240	263	109.6
Interest	267	63	204	323.8
Income before income taxes and non-controlling interest	302	642	(340)	(53.0)

Brokerage:
Brokerage revenue	10,023	8,891	1,132	12.7
Operating expenses	7,085	6,819	266	3.9
EBITDA	2,938	2,072	866	41.8
EBITDA margin	29.3%	23.3%
Depreciation and amortization	868	442	426	96.4
Interest expense	373	442	(69)	(15.6)
Income before income taxes and non-controlling interest	1,697	1,188	509	42.8

Segment net revenue	27,403	26,806	597	2.2
Net losses and loss adjustment expenses	11,266	9,373	1,893	20.2
Commissions	20,039	18,517	1,522	8.2
Total revenue	58,708	54,696	4,012	7.3
Segment operating expenses	18,131	18,206	(75)	(0.4)
Net losses and loss adjustment expenses	11,266	9,373	1,893	20.2
Commissions	20,039	18,517	1,522	8.2
Total expenses before depreciation, amortization and interest expense	49,436	46,096	3,340	7.2

Total EBITDA	9,272	8,600	672	7.8
Depreciation and amortization	2,220	1,635	585	35.8
Interest	1,652	2,031	(379)	(18.7)
Total income before taxes and non-controlling interest	5,400	4,934	466	9.4
Income taxes	1,919	1,681	238	14.2
Less: net income (loss) attributable to non-controlling interest	18	(174)	192	(110.3)
Net income	$3,463	$3,427	$36	1.1%

We present EBITDA and Adjusted EBITDA in this report to provide investors with a supplemental measure of our operating performance and, in the case of Adjusted EBITDA, information utilized in the calculation of the financial covenants under our revolving credit facility and in the determination of compensation. EBITDA, as used in this report is defined as net income before interest expense, income taxes, non-controlling interest and depreciation and amortization. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. Adjusted EBITDA, as used in this report, means "Consolidated Adjusted EBITDA" as that term is defined under our revolving credit facility, which is generally consolidated net income before consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated tax expense, in each case as defined more fully in the agreement governing our revolving credit facility. The other items excluded in this calculation include, but are not limited to, specified acquisition costs and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments that are permitted under our revolving credit facility which, if included, would increase the amount of Adjusted EBITDA reflected in this table.

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
The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Net income	$3,463	$3,427
Depreciation	738	583
Amortization of intangibles	1,482	1,052
Interest expense	1,652	2,031
Income taxes	1,919	1,681
Net income (loss) attributable to non-controlling interest	18	(174)
EBITDA	9,272	8,600
Transaction costs (a)	97	181
Stock-based compensation expense	179	268
Adjusted EBITDA	$9,548	$9,049
(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the three months ended March 31, 2012 decreased $1.2 million, or 8.2%, to $13.2 million from $14.4 million or the same period in 2011. Ceding commission decreased $1.1 million resulting from lower underwriting profits of $1.4 million due to unfavorable loss experience for 2012 and was partially offset by additional service and administrative fees of $0.3 million from increased insurance production in 2012. Net investment income on our portfolio decreased by $0.2 million due to lower investment yields. Net realized gains on the sale of investments decreased by $0.1 million due to the sale of assets in the first quarter of 2011 not repeated in the first quarter of 2012. These decreases were offset by additional service and administrative fee income, which was $0.1 million above prior year period and resulted from increased debt cancellation and service fees primarily in the Vacation Ownership channel. In addition, underwriting revenue was $0.1 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed written premium and an increase in loss ratio in our risk retained business.

Operating expenses for the three months ended March 31, 2012 decreased $0.9 million, or 9.8%, to $7.9 million from $8.8 million for the same period in 2011. This decrease resulted primarily from $0.2 million in reduced personnel costs in our core business.

EBITDA for the three months ended March 31, 2012 decreased $0.3 million, or 5.7%, to $5.3 million from $5.6 million for the same period in 2011. EBITDA margin was 39.9% and 38.9% for the three months ended March 31, 2012 and 2011, respectively.

BPO Segment
Revenues for the three months ended March 31, 2012 increased $0.6 million or 18.0%, to $4.2 million from $3.6 million for the same period in 2011. The increase in 2012 was primarily due to the additional revenues of $0.9 million from our 2011 acquisition of Pacific Benefits Group in October 2011 which was partially offset by lower service and administrative fees for our insurance company clients which decreased $0.6 million due to regulatory changes that slowed the production for one of our main customers in 2012. This was offset by an increase in service and administrative fees of $0.3 million on debt cancellation programs of credit card companies.

Operating expenses for the three months ended March 31, 2012 increased $0.5 million or 19.6%, to $3.1 million from $2.6 million for the same period in 2011. The increase in 2012 resulted primarily from additional expenses of $0.9 million from our 2011 acquisition of Pacific Benefits Group offset by a $0.5 million reduction in other operating expenses resulting from lower variable costs for processing and fulfillment associated with the decline in Consecta revenue.

EBITDA for the three months ended March 31, 2012 was $1.1 million compared to $0.9 million for the same period in 2011. EBITDA margin was 25.5% and 26.5%r for the three months ended March 31, 2012 and 2011, respectively.

Brokerage Segment
The Brokerage segment for 2012 includes three full months of results for eReinsure, while the three months ended March 31, 2011 includes its results from the acquisition on March 3, 2011 and three months of results for CIRG which was sold in July 2011.

Revenues of $10.0 million for the three months ended March 31, 2012 were comprised primarily of $5.7 million in standard commissions and fees, $1.7 million in profit commissions, $2.1 million in fees from eReinsure, and $0.5 million in premium financing and collateral recovery fees. Revenues of $8.9 million for the three months ended March 31, 2011 were comprised primarily of $5.7 million in standard commissions and fees, $1.4 million in profit commissions, $0.8 million in fees from eReinsure, and $1.0 million of debt collection, premium financing and collateral recovery fees.

Operating expenses for the three months ended March 31, 2012 were $7.1 million, compared to $6.8 million for the same period in 2011. For the three months ended March 31, 2012 and 2011, the majority of our expenses were personnel costs, which totaled $5.0 million and $4.6 million, respectively. For the three months ended March 31, 2012 and 2011, eReinsure accounted for $1.0 million of the personnel costs and $0.3 million of the operating expenses compared to $0.3 million and $0.4 million, respectively for the same period in 2011.

EBITDA, for the three months ended March 31, 2012 was $2.9 million compared to $2.1 million for the same period in 2011. EBITDA margin was 29.3% and 23.3% for the three months ended March 31, 2012 and 2011, respectively.

Corporate Segment
No income or expenses were attributed to the Corporate segment for the three months ended March 31, 2012 or 2011, respectively.

Goodwill by Business Segment
During 2012, we determined the final valuation for eReinsure and reduced the amount of goodwill associated with this acquisition by $2.6 million to reflect the final valuation of intangibles acquired. In addition, we reduced goodwill by $2.9 million to reflect preliminary adjustments to intangibles for the 2011 acquisition of PBG.

The following table shows goodwill assigned to each business segment at: (in thousands)	March 31, 2012
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental Car Club	5,427
United Motor Club	4,581
Auto Knight	3,219
Total Payment Protection	36,632
BPO:
Summit Partners Transactions	8,902
PBG	3,850
Total BPO	12,752
Brokerage:
Bliss & Glennon	29,917
South Bay	478
eReinsure	23,512
Total Brokerage	53,907
Total Goodwill	$103,291

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At March 31, 2012, we had total investments of $97.6 million, which includes restricted investments of $16.5 million, cash and cash equivalents of $18.7 million and $10.3 million of available capacity on our revolving credit facility. At December 31, 2011, we had total investments of $95.8 million. which includes restricted investments of $15.9 million, cash and cash equivalents of $31.3 million and $12.0 million of available capacity on our revolving credit facilities. Our total indebtedness was $109.7 million at March 31, 2012 compared to $108.0 million at December 31, 2011.

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

Common Stock Repurchase Program
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a subsequent resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. For the three months ended March 31, 2012, we repurchased a total of 195,760 shares at an average price of $7.12 per share at a total cost of $1.4 million.

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

(in thousands)	March 31, 2012	December 31, 2011
Ordinary dividends	$—	$7,558
Extraordinary dividends	—	830
Total dividends	$—	$8,388

$85.0 Million Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, which matures in June 2013 (the "Facility"). The Facility bears interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to our leverage ratio. We can select at our discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed Eurodollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to our leverage ratio.

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

At March 31, 2012, our senior leverage ratio covenant on our Facility totaled 2.56 which exceeded the covenant maximum of 2.50. We have obtained a limited waiver from the Agent waiving the specified event of default on the revolving credit facility for the quarter ending March 31, 2012. We expect to be in full compliance with our credit facility covenants in future periods.

Preferred Trust Securities
In connection with the Summit Partners Transactions, our subsidiary, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due in 2037. The preferred trust securities bear interest at a rate of 9.61% per annum until the June 2012 interest payment date. Thereafter, interest on the preferred trust securities will be at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We are not permitted to redeem the preferred trust securities until after the June 2012 interest payment date. After such date, we may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly. On April 21, 2011, we entered into a forward interest rate swap with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in an effective rate of 7.57% after adding the applicable margin of 4.10%. The swap has a term of five years, commencing when the interest rate on the underlying preferred trust securities will begin to float in June 2012 and terminating in June 2017.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. At March 31, 2012, the overall credit quality of the investment portfolio was rated A+ by Standard and Poor's Rating Service.

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

As of March 31, 2012, we held 33 fixed maturity and 5 equity securities in unrealized loss positions. Based on our quarterly review, none of the fixed maturity and equity securities were deemed to be other-than temporarily impaired since we do not intend to sell these investments and believe we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. Accordingly, no impairment charges were recorded for the three months ended March 31, 2012. As of March 31, 2011, there were 33 fixed maturity and 14 equity securities in unrealized loss positions. For the three months ended March 31, 2011, based on our quarterly review, none of the fixed maturity and equity securities were deemed to be other-than-temporarily impaired and accordingly, no impairment charges were recorded for the period. Please see the footnote, "Investments" in the Notes to the Consolidated Financial Statements for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Three Months Ended
Cash provided by (used in):	March 31, 2012	March 31, 2011
Operating activities	$(6,913)	$2,531
Investing activities	(6,056)	(39,096)
Financing activities	306	11,536
Net change in cash and cash equivalents	$(12,663)	$(25,029)

Operating Activities
Net cash used in operating activities was $6.9 million for the three months ended March 31, 2012 compared to net cash provided by operating activities of $2.5 million, for the same period in 2011. For the three months ended March 31, 2012, our net cash used in operating activities was attributable to an increase in other receivables, that was in part, offset by an increase in accounts payable and the timing of certain transaction processing activity. For the three months ended March 31, 2011, our net cash provided from operating activities was attributable to our net income and collections of reinsurance and other receivables offset by payments made for accrued expenses, accounts payable and a decrease in unearned premiums.

Investing Activities
Net cash used in investing activities was $6.1 million for the three months ended March 31, 2012 and $39.1 million for the same period in 2011. For the three months ended March 31, 2012, net cash used in investing activities was for the purchase of fixed maturity and equity securities and property and equipment along with an increase in restricted cash, partially offset by the sale and maturity of fixed maturity investments and short term investments. For the three months ended March 31, 2011, net cash used in investing activities primarily reflected cash used for the acquisitions of Auto Knight and eReinsure and the purchases of fixed maturity securities, partially offset by the sale of fixed maturity investments.

Financing Activities
Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2012 and $11.5 million for the same period in 2011. For the three months ended March 31, 2012, net cash provided by financing activities primarily reflected borrowings under our lines of credit of $24.7 million, which was partially offset by $23.0 million used to pay-down our credit facilities and $1.4 million used to repurchase 195,760 shares of our common stock under our stock repurchase plan. For the three months ended March 31, 2011, net cash provided by financing activities reflected additional borrowings under our lines of credit of $50.8 million, of which approximately $41.8 million was used to to complete the acquisitions of Auto Knight and eReinsure during the first quarter of 2011. These borrowing were partially offset by $10.5 million used to pay amounts owed on the redemption of our redeemable preferred stock and $26.0 million in pay-downs on our credit facilities.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of March 31, 2012, are detailed in the table below by maturity date as of the dates indicated:

(in thousands)	Payments Due by Period
	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Notes payable	$—	$74,700	$—	$—	$74,700
Preferred trust securities	—	—	—	35,000	35,000
Policyholder account balances	2,784	4,927	4,558	15,296	27,565
Unpaid claims (1)	28,717	3,407	315	58	32,497
Total	$31,501	$83,034	$4,873	$50,354	$169,762
(1) Estimated. Net unpaid claims are: total $13,813; less than 1 year $12,206; 1-3 years $1,448; 3-5 years $134; and more than 5 years $25.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we have certain obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our Consolidated Balance Sheets. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2011.

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

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities primarily in the United States. There are two forms of interest rate risk: price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments fall, and conversely, as interest rates fall, the market value of these investments rise. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of March 31, 2012, we had $74.7 million outstanding under our revolving credit facility with SunTrust at an interest rate of 4.55%. Our revolving credit facility allows the Company to select from various borrowing terms and rates that best fit the Company's interest rate risk profile and funding requirements.

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

At March 31, 2012, approximately 68.7% of our $186.4 million in reinsurance receivables, compared to 69.4% or $194.7 million, o at December 31, 2011, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 58% at March 31, 2012 compared to 79% at December 31, 2011, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2012 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The Evaluation of Disclosure Controls and Procedures Item 4 (above) is the Evaluation referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

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

A discovery stay was lifted on November 15, 2011.  The parties are currently in the midst of discovery on the class certification issue.  Both parties have served and responded to Requests for Production, Requests for Admissions, and Interrogatories.  Production is on-going for both parties, and several discovery disputes have arisen.  A Motion to Compel has been filed by the plaintiffs on April 9, 2012.  To date, a class has not been certified in this action.

Also in the Payment Protection business segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co, which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  This matter is a class-action, as a class was certified on June 25, 2010.  At issue is the duration or term, of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  No trial date has been set.

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

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order. You should carefully consider the risks described below, together with the other information contained in this report and in our other filings with the SEC when evaluating our Company. Should any of the events discussed in the risk factors below occur, our business, results of operations or financial condition could be materially affected. Additional risks unknown at this time, or risks we currently deem immaterial, may also impact our financial condition or results of operations.

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

Risks Related to our Brokerage Business
We may not be able to accurately forecast our brokerage commissions and fee revenues because our commissions and fees depend on premiums charged by insurance companies, which historically have varied and, as a result, have been difficult to predict.
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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $109.7 million at March 31, 2012 compared to $108.0 million at December 31, 2011. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
We are subject to interest rate risk in connection with our variable rate indebtedness. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK- Interest Rate Risk" regarding our interest rate risk and

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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
We are required to file with the SEC, annual and quarterly information and other reports that are specified in the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 ("SOX") and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Should we fail to comply with these rules and regulations we may face de-listing from the NYSE and face disciplinary actions from the SEC which may adversely affect our stock price.

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
Affiliates of Summit Partners collectively and beneficially own approximately 62.5% of our outstanding common stock at March 31, 2012. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At March 31, 2012, we had 20,620,773 shares of common stock outstanding, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Issuer Purchases of Equity Securities
As of March 31, 2012, Fortegra had an active share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock to be purchased from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity for the quarter ended March 31, 2012:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum approximate dollar value of shares that May Yet Be Purchased Under the Plan
					471,554	$7,447,574
January 1, 2012	to	January 31, 2012	63,424	$6.76	63,424	7,019,035
February 1, 2012	to	February 29, 2012	64,257	6.91	64,257	6,574,865
March 1, 2012	to	March 31, 2012	68,079	7.65	68,079	6,506,786
Total			195,760	$7.12	667,314

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits listed in this Exhibit Index of this Quarterly Report on Form 10-Q are filed herein or are incorporated by reference.

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
**
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	**

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
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
**
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	**
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	(3)
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	**
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	**
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	**
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	**
10.11	Line of Credit Note of Fortegra Financial Corporation, dated April 6, 2009, issued to Columbus Bank and Trust Company.	**
10.12	Stock Pledge and Security Agreement, dated as of April 6, 2009, by and between Fortegra Financial Corporation and Columbus Bank and Trust Company.	**
10.13	Loan and Security Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, as borrower and Wells Fargo Capital Finance, LLC, as lender.	**
10.14	General Continuing Guaranty, dated as of June 10, 2010, by Fortegra Financial Corporation, as guarantor, in favor of Wells Fargo Capital Finance, LLC	**
10.15	Servicing and Management Agreement, dated as of June 10, 2010, by and between South Bay Acceptance Corporation, and Wells Fargo Capital Finance, LLC.	**
10.16	Line of Credit Agreement, dated as of April 6, 2009, by and among Columbus Bank and Trust Company, Fortegra Financial Corporation and LOTS Intermediate Co.	**
10.17	Modification Agreement, dated as of April 27, 2010, by and among Fortegra Financial Corporation, LOTS Intermediate Co. and Columbus Bank and Trust Company.	**
10.18	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	**
10.19	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	**
10.20	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	**
10.21	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	**
10.22	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.22.1	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	** (1)
10.23	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	** (1)
10.24	2005 Equity Incentive Plan.	** (1)
10.25	Key Employee Stock Option Plan (1995) Agreement.	** (1)
10.26	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	**
10.27	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	**

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
10.28	2010 Omnibus Incentive Plan.	** (1)
10.29	Employee Stock Purchase Plan.	** (1)
10.30	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	** (1)
10.31
Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.
** (2)
10.32	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.33	Form of Restricted Stock Award Agreement for Directors.	** (1)
10.34	Form of Restricted Stock Award Agreement for Employees.	** (1)
10.35	Form of Restricted Stock Award Agreement (Bonus Pool).	** (1)
10.36	Form of Nonqualified Stock Option Award Agreement.	** (1)
10.37	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	** (1)
10.38	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias	Filed Herewith (1)
10.39	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw	Filed Herewith (1)
10.40	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short	Filed Herewith (1)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) for the three month ended March 31, 2012 , (v) the Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.
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

Fortegra Financial Corporation

Date:	May 15, 2012	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	May 15, 2012	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer