Form 10-Q
period 2012-06-30
Fortegra Financial Corp
filed 2012-08-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 OR

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2012 was 19,679,312.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED
June 30, 2012

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q ("Form 10-Q") to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
 This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such act for forward looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

The following Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") along with the Company's other filings with the Securities and Exchange Commission ("SEC").

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	June 30, 2012	December 31, 2011
Assets:
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $85,738 at June 30, 2012 and $92,311 at December 31, 2011)	$88,021	$93,509
Equity securities available-for-sale at fair value (cost of $5,498 at June 30, 2012 and $1,203 at December 31, 2011)	5,653	1,219
Short-term investments	970	1,070
Total investments	94,644	95,798
Cash and cash equivalents	28,350	31,339
Restricted cash	23,659	14,180
Accrued investment income	985	929
Notes receivable, net	3,783	3,603
Accounts and premiums receivable, net	27,384	20,172
Other receivables	14,505	9,103
Reinsurance receivables	191,671	194,740
Deferred acquisition costs	55,983	55,467
Property and equipment, net	17,592	15,343
Goodwill	103,645	103,477
Other intangibles, net	51,930	54,410
Other assets	6,575	5,943
Total assets	$620,706	$604,504

Liabilities:
Unpaid claims	$31,618	$32,583
Unearned premiums	228,991	227,929
Policyholder account balances	26,942	28,040
Accrued expenses, accounts payable, income taxes and other liabilities	49,482	35,581
Deferred revenue	18,386	20,781
Note payable	72,000	73,000
Preferred trust securities	35,000	35,000
Deferred income taxes, net	25,083	24,006
Total liabilities	487,502	476,920
Commitments and Contingencies (Note 16)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,650,671 and 20,561,328 shares issued at June 30, 2012 and December 31, 2011, respectively, including shares in treasury	207	206
Treasury stock, at cost; 876,709 shares and 516,132 shares at June 30, 2012 and December 31, 2011, respectively	(5,468)	(2,728)
Additional paid-in capital	96,785	96,199
Accumulated other comprehensive loss, net of tax	(1,480)	(1,754)
Retained earnings	42,615	35,150
Stockholders' equity before non-controlling interest	132,659	127,073
Non-controlling interest	545	511
Total stockholders' equity	133,204	127,584
Total liabilities and stockholders' equity	$620,706	$604,504

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Service and administrative fees	$9,394	$8,800	$18,734	$17,916
Brokerage commissions and fees	9,364	9,208	18,884	17,075
Ceding commission	7,210	6,243	14,274	14,401
Net investment income	732	894	1,475	1,835
Net realized gains on the sale of investments	13	1,132	10	1,227
Net earned premium	31,905	27,536	63,877	55,973
Other income	48	38	120	120
Total revenues	58,666	53,851	117,374	108,547

Expenses:
Net losses and loss adjustment expenses	9,576	9,251	20,842	18,624
Commissions	19,892	17,323	39,931	35,840
Personnel costs	12,367	11,428	23,759	22,420
Other operating expenses	6,937	9,298	13,676	16,512
Depreciation	975	814	1,713	1,397
Amortization of intangibles	1,166	1,378	2,648	2,430
Interest expense	1,590	1,925	3,242	3,956
Total expenses	52,503	51,417	105,811	101,179
Income before income taxes and non-controlling interest	6,163	2,434	11,563	7,368
Income taxes	2,146	907	4,065	2,588
Income before non-controlling interest	4,017	1,527	7,498	4,780
Less: net income (loss) attributable to non-controlling interest	15	2	33	(172)
Net income	$4,002	$1,525	$7,465	$4,952

Earnings per share:
Basic	$0.20	$0.07	$0.38	$0.24
Diluted	$0.19	$0.07	$0.36	$0.23
Weighted average common shares outstanding:
Basic	19,705,276	20,510,254	19,792,763	20,487,549
Diluted	20,632,233	21,592,418	20,686,812	21,625,817

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$4,002	$1,525	$7,465	$4,952

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities
Unrealized holding gains arising during the period	502	921	1,234	377
Related tax (expense) benefit	(177)	(324)	(434)	(130)
Less: reclassification of (gains) included in net income	(13)	(1,132)	(10)	(1,227)
Related tax benefit	4	396	3	429
Unrealized gains (losses) on available-for-sale securities, net of tax	316	(139)	793	(551)

Interest rate swap
Unrealized loss on interest rate swap	(727)	(1,270)	(797)	(1,270)
Related tax benefit	255	445	279	445
Unrealized loss on interest rate swap, net of tax	(472)	(825)	(518)	(825)
Other comprehensive (loss) income before non-controlling interest, net of tax	(156)	(964)	275	(1,376)
Less: comprehensive income attributable to non-controlling interest	—	3	1	4
Other comprehensive (loss) income	(156)	(967)	274	(1,380)
Comprehensive income	$3,846	$558	$7,739	$3,572

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2011, as previously reported	20,561,328	$206	(516,132)	$(2,728)	$96,199	$(1,754)	$39,822	$532	$132,277
Cumulative effect of adjustment resulting from new accounting guidance	—	—	—	—	—	—	(4,672)	(21)	(4,693)
Balance, December 31, 2011, restated	20,561,328	206	(516,132)	(2,728)	96,199	(1,754)	35,150	511	127,584
Net income	—	—	—	—	—	—	7,465	33	7,498
Other comprehensive income	—	—	—	—	—	274	—	1	275
Stock-based compensation	59,938	1	—	—	419	—	—	—	420
Shares issued for the Employee Stock Purchase Plan	29,405	—	—	—	167				167
Treasury stock purchased	—	—	(360,577)	(2,740)	—	—	—	—	(2,740)
Balance, June 30, 2012	20,650,671	$207	(876,709)	$(5,468)	$96,785	$(1,480)	$42,615	$545	$133,204

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities
Net income	$7,465	$4,952
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Change in deferred policy acquisition costs	(516)	2,348
Depreciation and amortization	4,361	3,827
Deferred income tax expense	(1,184)	2,616
Net realized gains on the sale of investments	(10)	(1,227)
Stock-based compensation expense	419	401
Amortization of premiums and accretion of discounts on investments	617	239
Non-controlling interest	33	(172)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(56)	(106)
Accounts and premiums receivable	(7,212)	(6,699)
Other receivables	(5,402)	8,134
Reinsurance receivables	3,069	(1,257)
Other assets	(631)	898
Unpaid claims	(965)	(1,815)
Unearned premiums	1,062	(6,892)
Policyholder account balances	(1,098)	—
Accrued expenses, accounts payable, income taxes and other liabilities	13,106	(4,514)
Deferred revenue	(2,395)	(1,738)
Net cash flows provided by (used in) operating activities	10,663	(1,005)
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	8,206	5,021
Proceeds from sales of available-for-sale investments	4,477	22,520
Proceeds from maturities of short term investments	100	100
Purchases of available-for-sale investments	(8,904)	(29,470)
Purchases of property and equipment	(3,963)	(5,044)
Net received (paid) for acquisitions of subsidiaries, net of cash received	(336)	(40,752)
Net (issuance) proceeds from notes receivable	(180)	83
Change in restricted cash	(9,479)	4,163
Net cash flows used in investing activities	(10,079)	(43,379)
Financing activities
Payments on notes payable	(54,200)	(42,963)
Proceeds from notes payable	53,200	75,450
Capitalized closing costs for notes payable	—	(2,395)
Payments for initial public offering costs	—	(827)
Payments on redeemable preferred stock	—	(10,690)
Net proceeds from exercise of stock options	—	400
Purchase of treasury stock	(2,740)	—
Net proceeds received from stock issued in the Employee Stock Purchase Plan	167	—
Net cash flows (used in) provided by financing activities	(3,573)	18,975
Net (decrease) in cash and cash equivalents	(2,989)	(25,409)
Cash and cash equivalents, beginning of period	31,339	43,389
Cash and cash equivalents, end of period	$28,350	$17,980

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (Traded on the New York Stock Exchange under the symbol: FRF) including its subsidiaries ("Fortegra" or the "Company") is a diversified insurance services company headquartered in Jacksonville, FL that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The Consolidated Financial Statements include the Company and its majority-owned and controlled subsidiaries, including:

•	LOTS Intermediate Co. ("LOTS IM")

•	Bliss and Glennon, Inc. ("B&G")

•	CRC Reassurance Company, Ltd. ("CRC")

•	Insurance Company of the South ("ICOTS")

•	Life of the South Insurance Company ("LOTS") and its subsidiary, Bankers Life of Louisiana ("Bankers Life")

•	LOTS Reassurance Company ("LOTS RE")

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern")

•	Southern Financial Life Insurance Company ("SFLAC")

•	South Bay Acceptance Corporation ("South Bay")

•	Continental Car Club, Inc. ("Continental")

•	United Motor Club of America, Inc. ("United")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	eReinsure.com, Inc. ("eReinsure")

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Magna Insurance Company ("Magna")

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

1. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "the guidance") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's Annual Report.

The interim financial statements in this report have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments and the adjustments for the retrospective adoption of the new accounting guidance for Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts as described in Note 3, necessary to present fairly Fortegra's financial position, results of operations and other comprehensive income for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2012.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of June 30, 2012 and 2011 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report filed with the SEC, except as discussed in Note 3 of this Form 10-Q for the adoption of the new guidance on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts effective January 1, 2012.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third party ownership of 15% of the common stock of SFLAC has been reflected as non-controlling interest on the Consolidated Balance Sheets. Income (loss) attributable to SFLAC's minority shareholders has been reflected on the Consolidated Statements of Income as income (loss) attributable to non-controlling interest and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interest.

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

Subsequent Events
The Company reviewed all material subsequent events that occurred up to the date the Company's Consolidated Financial Statements were issued to determine whether any event required recognition or disclosure in the financial statements and/or disclosure in the notes thereto. For more information on Subsequent Events, please see Note 19.

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 820), which changes the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. This guidance became effective for the Company on January 1, 2012 and only requires a change in the format of the presentation of comprehensive income. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

	December 31, 2011
Consolidated Balance Sheets	As Previously Reported (1)	Effect of the Change	As Restated
Assets
Deferred acquisition costs	$62,687	$(7,220)	$55,467
Total assets	$611,724	$(7,220)	$604,504

Liabilities
Deferred income taxes	$26,533	$(2,527)	$24,006
Total Liabilities	479,447	(2,527)	476,920
Stockholders' Equity
Retained earnings	39,822	(4,672)	35,150
Non-controlling interest	532	(21)	511
Total Stockholders' Equity	132,277	(4,693)	127,584
Total Liabilities and Stockholders' Equity	$611,724	(7,220)	$604,504

(1) = Includes the business acquisition valuation measurement period adjustments described in Notes 6, 7 and 8.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2011
Consolidated Statements of Income	As Previously Reported	Effect of the Change	As Restated	As Previously Reported	Effect of the Change	As Restated
Total Revenues	$53,851	$—	$53,851	$108,547	$—	$108,547

Net losses and loss adjustment expenses	9,251	—	9,251	18,624	—	18,624
Commissions	17,323	—	17,323	35,840	—	35,840
Personnel costs	11,428	—	11,428	22,420	—	22,420
Other operating expenses	9,216	82	9,298	16,160	352	16,512
Depreciation	814	—	814	1,397	—	1,397
Amortization of intangibles	1,378	—	1,378	2,430	—	2,430
Interest expense	1,925	—	1,925	3,956	—	3,956
Total expenses	51,335	82	51,417	100,827	352	101,179
Income before income taxes and non-controlling interest	2,516	(82)	2,434	7,720	(352)	7,368
Income taxes	936	(29)	907	2,711	(123)	2,588
Income before non-controlling interest	1,580	(53)	1,527	5,009	(229)	4,780
Less: net (loss) income attributable to non-controlling interest	2	—	2	(172)	—	(172)
Net income	$1,578	$(53)	$1,525	$5,181	$(229)	$4,952

Earnings per share:
Basic	$0.08	(0.01)	$0.07	$0.25	(0.01)	$0.24
Diluted	$0.07	—	$0.07	$0.24	(0.01)	$0.23

Recently Issued Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is evaluating the impact of the ASU ; however, it is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No 2011-11, Disclosures About Offsetting Assets and Liabilities. This standard requires that the disclosures of both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements are effective for the Company beginning on January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the Company does not expect a significant impact on its consolidated financial position, results of operations or cash flows as a result of adoption of these new requirements.

4. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares, which includes outstanding stock options and non-vested restricted stock awards, using the treasury stock method. Potentially dilutive common shares for which the exercise price was greater than the average market price of common shares are excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Earnings per share is calculated as follows:	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator for both basic and diluted earnings per share:
Net income	$4,002	$1,525	$7,465	$4,952
Denominator:
Total average basic common shares outstanding	19,705,276	20,510,254	19,792,763	20,487,549
Effect of dilutive stock options and restricted stock awards	926,957	1,082,164	894,049	1,138,268
Total average diluted common shares outstanding	20,632,233	21,592,418	20,686,812	21,625,817

Earnings per share-basic	$0.20	$0.07	$0.38	$0.24
Earnings per share-diluted	$0.19	$0.07	$0.36	$0.23

Weighted average anti-dilutive common shares	348,268	88,268	378,268	89,907

5. Variable Interest Entities

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

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, since the Company has an interest due to the note financing. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations. The Company's maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable, which is presented in the table below:

	June 30, 2012	December 31, 2011
The Company's maximum exposure to loss in the VIE	$1,139	$1,142

6. Business Acquisitions

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

During the three months ended March 31, 2012, the Company received the final valuation studies for identifiable intangible assets to determine the final valuation for the 2011 acquisition of eReinsure. In addition during both the three months ended March 31, 2012 and June 30, 2012, the Company made preliminary valuation adjustments for the 2011 acquisition of PBG. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, ("ASC 805"). Please see the notes, "Goodwill" and "Other Intangible Assets" for more information on the retrospective measurement period adjustments made in 2012.

The following table presents assets acquired, liabilities assumed and goodwill recorded for the 2011 acquisition of eReinsure and PBG based on their fair values as of the respective acquisition date and the effects of the measurement period adjustments recorded in 2012, as discussed above:

	eReinsure	PBG
ASSETS:
Cash	$3,694	$38
Investments	1,212	—
Other receivables	1,828	62
Property and equipment, net	142	94
Other intangible assets, net	13,908	3,650
Other assets	54	22
LIABILITIES:
Accrued expenses and accounts payable	(2,801)	(235)
Commissions payable	—	(60)
Deferred revenue	(835)	—
Net deferred tax liability (1)	(1,783)	—
Net assets acquired	15,419	3,571
Purchase consideration (2)	38,931	7,607
Goodwill	$23,512	$4,036

(1) - The PBG acquisition was treated an asset purchase for tax purposes; therefore, there is no deferred tax liability as of the acquisition date.
(2) - Reflects a purchase price reduction of $0.3 million for the final eReinsure working capital adjustments.
7. Goodwill

During the first quarter ending March 31, 2012, the Company determined the final valuation for the 2011 acquisition of eReinsure, included in the Brokerage Segment. In addition, the Company made preliminary valuation adjustments for the 2011 acquisition of PBG, included in the BPO segment, during both the three months ended March 31, 2012 and June 30, 2012. The following table shows the retrospective adjustments made to the balance of goodwill at December 31, 2011 to reflect the the effect of these measurement period adjustments made in accordance with accounting requirements under ASC 805.

Goodwill balances by segment are as follows:	Payment Protection	BPO	Brokerage	Total
Balance as originally reported at December 31, 2011	$36,632	$15,632	$56,533	$108,797
Final valuation adjustments as required under ASC 805 for eReinsure	—	—	(2,626)	(2,626)
Valuation adjustments as required under ASC 805 for PBG	—	(2,694)	—	(2,694)
Adjusted balance at December 31, 2011	36,632	12,938	53,907	103,477
Goodwill acquired during 2012	—	—	168	168
Balance at June 30, 2012	$36,632	$12,938	$54,075	$103,645

8. Other Intangible Assets

Other intangible assets consist of finite- and indefinite-lived intangible assets. The following table shows finite-lived other intangible assets and their respective amortization periods:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

				June 30, 2012			December 31, 2011
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer and agent relationships	5	to	15	$34,720	$(10,627)	$24,093	$34,552	$(8,724)	$25,828
Software	7	to	10	8,773	(2,843)	5,930	8,773	(2,345)	6,428
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	2,958	(2,666)	292	2,958	(2,419)	539
Total finite-lived intangible assets				$46,999	$(16,684)	$30,315	$46,831	$(14,036)	$32,795

The following table shows the carrying amount of indefinite-lived intangible assets at :	June 30, 2012	December 31, 2011
Tradenames	21,615	21,615

During the first quarter ending March 31, 2012, the Company determined the final valuation for the 2011 acquisition of eReinsure, and the preliminary valuation adjustments for the 2011 acquisition of PBG. The intangible assets acquired in 2012 relate to the purchase of a book of business. The following table includes the retrospective adjustments made to the balance of other intangible assets at December 31, 2011 to reflect the effect of these measurement period adjustments made in accordance with the accounting requirements under ASC 805 and the current period activity.

Balance as originally reported at December 31, 2011	$47,022
Final valuation adjustments as required under ASC 805 for eReinsure	4,508
Valuation adjustments as required under ASC 805 for PBG	2,880
Adjusted balance at December 31, 2011	54,410
Intangible assets acquired in 2012	168
Less:Amortization expense	2,648
June 30, 2012	$51,930

Estimated amortization of other intangible assets for the next five years and thereafter ending December 31 is presented below:

2012 (remaining six months)	$2,255
2013	4,490
2014	4,478
2015	4,471
2016	3,904
Thereafter	10,717
Total	$30,315

9. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	June 30, 2012
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$22,047	$762	$(2)	$22,807
Municipal securities	16,367	451	—	16,818
Corporate securities	46,141	1,241	(189)	47,193
Mortgage-backed securities	926	14	—	940
Asset-backed securities	257	6	—	263
Total fixed maturity securities	$85,738	$2,474	$(191)	$88,021

Common stock	$115	$29	$(15)	$129
Preferred stock	5,383	141	—	5,524
Total equity securities	$5,498	$170	$(15)	$5,653

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	December 31, 2011
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$25,751	$611	$(2)	$26,360
Municipal securities	17,609	388	(5)	17,992
Corporate securities	47,304	594	(426)	47,472
Mortgage-backed securities	1,272	26	—	1,298
Asset-backed securities	375	12	—	387
Total fixed maturity securities	$92,311	$1,631	$(433)	$93,509

Common stock	$144	$26	$(17)	$153
Preferred stock	1,059	7	—	1,066
Total equity securities	$1,203	$33	$(17)	$1,219

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority. The following table details the Company's restricted investments at:

	June 30, 2012	December 31, 2011
Fair value of restricted investments	$18,951	$18,319

Fair value of restricted investments for special deposits required by state insurance departments	$12,331	$11,618

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,474	$4,512	$3,890	$3,923
Due after one year through five years	46,088	47,293	51,210	51,839
Due after five years through ten years	16,896	17,432	23,623	23,973
Due after ten years	17,097	17,581	11,941	12,089
Mortgage-backed securities	926	940	1,272	1,298
Asset-backed securities	257	263	375	387
Total fixed maturity securities	$85,738	$88,021	$92,311	$93,509
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or greater as of:

	June 30, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$1,038	$(2)	9	$—	$—	—	$1,038	$(2)	9
Municipal securities	—	—	—	—	—	—	—	—	—
Corporate securities	5,160	(159)	15	1,818	(30)	3	6,978	(189)	18
Mortgage-backed securities	227	—	1	—	—	—	227	—	1
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$6,425	$(161)	25	$1,818	$(30)	3	$8,243	$(191)	28

Common stock	$45	$(15)	3	$—	$—	—	$45	$(15)	3
Preferred stock	—	—	—	—	—	—	—	—	—
Total equity securities	$45	$(15)	3	$—	$—	—	$45	$(15)	3

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	December 31, 2011
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$1,902	$(2)	7	$—	$—	—	$1,902	$(2)	7
Municipal securities	486	(1)	1	478	(4)	1	964	(5)	2
Corporate securities	16,861	(426)	26	—	—	—	16,861	(426)	26
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$19,249	$(429)	34	$478	$(4)	1	$19,727	$(433)	35

Common stock	$83	$(17)	5	$—	$—	—	$83	$(17)	5
Preferred stock	—	—	—	—	—	—	—	—	—
Total equity securities	$83	$(17)	5	$—	$—	—	$83	$(17)	5

The Company does not intend to sell the investments that are in an unrealized loss position at June 30, 2012 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. At June 30, 2012, based on management's quarterly review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities' and the Company's intent to hold the securities until recovery.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross proceeds from sales	$2,427	$15,282	$4,477	$22,520

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross realized gains	$21	$1,137	$22	$1,249
Gross realized losses	(8)	(5)	(12)	(22)
Total net gains from sales	$13	$1,132	$10	$1,227
Impairment write-downs (other-than-temporary impairments)	$—	$—	$—	$—
Total net realized investment gains	$13	$1,132	$10	$1,227

The following schedule details the components of net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fixed income securities	$641	$877	$1,326	$1,762
Cash on hand and on deposit	45	60	96	117
Common and preferred stock dividends	88	16	114	32
Notes receivable	63	31	126	89
Other income	35	38	70	84
Investment expenses	(140)	(128)	(257)	(249)
Net investment income	$732	$894	$1,475	$1,835

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

Premiums	For the Three Months Ended				For the Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$92,719	$84,787	$79,253	$76,302	$171,908	$170,845	$147,547	$154,438
Ceded	(57,805)	(52,882)	(51,184)	(48,766)	(104,036)	(106,968)	(92,866)	(98,465)
Net	$34,914	$31,905	$28,069	$27,536	$67,872	$63,877	$54,681	$55,973

Losses and LAE incurred	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Direct and assumed	$20,058	$20,788	$43,129	$39,163
Ceded	(10,482)	(11,537)	(22,287)	(20,539)
Net losses and LAE incurred	$9,576	$9,251	$20,842	$18,624

The following table reflects the components of the reinsurance receivables:	At
	June 30, 2012	December 31, 2011
Prepaid reinsurance premiums (1):
Life	$54,374	$59,545
Accident and health	30,858	30,759
Property	81,884	80,758
Total	167,116	171,062
Ceded claim reserves:
Life	1,476	1,794
Accident and health	9,099	9,896
Property	8,114	7,743
Total ceded claim reserves recoverable	18,689	19,433
Other reinsurance settlements recoverable	5,866	4,245
Reinsurance receivables	$191,671	$194,740
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

	At
	June 30, 2012	December 31, 2011
Total recoverable from three unrelated reinsurers	$122,092	$124,160

The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Because London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At June 30, 2012, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

11. Note Payable

The Company's Note Payable consisted of the following at:	June 30, 2012	December 31, 2011
SunTrust Bank, N.A. - revolving credit facility, maturing June 2013	$72,000	$73,000

Maximum balance allowed on revolving credit facility	$85,000	$85,000

Interest rate on note payable at the end of the respective periods:	4.64%	4.59%

Aggregate maturities for the Company's note payable at June 30, 2012 are as follows:

2012 (remaining six months)	$—
2013	72,000
2014	—
2015	—
2016	—
Thereafter	—
Total	$72,000

The Company must comply with various covenant requirements set forth by SunTrust Bank, N.A. under the revolving credit facility (the "Facility"). The following describes the Facility's more significant financial covenants in effect at June 30, 2012 and the calculations used to arrive at each ratio:

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

Reinsurance ratio - is the ratio (expressed as a percentage) of, as of any date of determination, of the aggregate amounts recoverable by the Company and its Restricted Subsidiaries from reinsurers divided by the sum of (i) policy and claim liabilities plus (ii) unearned premiums, in each case of the Company and its Restricted Subsidiaries determined in accordance with GAAP.

The following is a summary of the Company's more significant financial covenants related to the Facility in effect at June 30, 2012:

		Actual At
Covenant	Covenant Requirement	June 30, 2012	December 31, 2011
Fixed charge coverage ratio	not less than 1.25	4.29	4.50
Total leverage ratio	not more than 3.50	2.46	2.45
Senior leverage ratio	not more than 2.50	2.46	2.45
Reinsurance ratio	not less than 60%	74.0%	75.0%

Please see Note 19. Subsequent Events for information on the new credit facility entered into by the Company on August 2, 2012.

12. Derivative Financial Instruments - Interest Rate Swap

Cash Flow Hedge
The Company uses interest rate swaps as part of its risk management strategy to manage interest rate risk and cash flow risk that may arise in connection with the variable interest rate provision of the Company's preferred trust securities. The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging, which requires all derivative

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

instruments to be carried at fair value on the balance sheet.

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or (loss) from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is recorded into earnings.

The Company records the fair value of the derivative instrument in other assets or other liabilities. To the extent a derivative is an effective hedge of the cash flow risk of the hedged debt obligation, any change in the derivative's fair value is recorded in accumulated other comprehensive income ("AOCI"), net of income tax. To the extent the derivative is an ineffective hedge, that portion of the change in fair value is recorded in other operating expenses or interest expense as appropriate. The Company is not a party to leveraged derivatives and does not enter into derivative financial instruments for trading or speculative purposes.

The Company has a single interest rate swap (the "Swap"), designated as a cash flow hedge, with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap commenced in June 2012 and expires in June 2017. The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the statement of financial condition each is reported:

		At
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000

Fair value of the Swap	Other Liabilities	$(4,398)	$(3,601)

Unrealized loss, net of tax, on the fair value of the Swap	AOCI	$(2,858)	$(2,340)

Variable rate of the interest rate swap (1)		0.47%	—%
Fixed rate of the interest rate swap (1)		3.47%	—%
(1) - The swap took effect in June 2012.

The following table summarizes the pretax impact of the interest rate swap designated as a cash flow hedge on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(Loss) recognized in AOCI on the derivative-effective portion	$(727)	$(1,270)	$(797)	$(1,270)

(Loss) reclassified from AOCI into income-effective portion	$44	$—	$44	$—

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

As of
June 30, 2012
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,054

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

As part of the final valuation determinations for the 2011 acquisition of eReinsure, the Company recorded a $0.2 million liability against a $0.7 million research and experimentation credit carryforward deferred tax asset. The Company has reviewed it uncertain tax positions and management has concluded that there are no other amounts required to the recorded in accordance with ASC 740-10.

The Company is currently undergoing an examination by the Internal Revenue Service for the tax years ending December 31, 2009 and 2010.

14. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents: The estimated fair value of cash and cash equivalents approximates their carrying value.

Fixed maturity securities: Fair values were obtained from market value quotations provided by an independent pricing service.

Equity securities: The fair values of publicly traded common and preferred stocks were obtained from market value quotations provided by an independent pricing service. The fair values of non-publicly traded common stocks were based on prices obtained from an independent pricing service.

Notes receivable: The carrying amounts approximate fair value because the interest rates charged approximate current market rates for similar credit risks. These values are net of allowance for doubtful accounts.

Accounts and premiums receivable, net, and Other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets.

Short-term investments: The carrying amounts approximate fair value because of the short maturities of these instruments.

Notes payable and preferred trust securities: The carrying amounts approximate fair value because the applicable interest rates approximate current rates offered to the Company for similar instruments.

Interest rate swap: The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The carrying and fair values of financial instruments are as follows:	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$28,350	$28,350	$31,339	$31,339
Fixed maturity securities	88,021	88,021	93,509	93,509
Equity securities	5,653	5,653	1,219	1,219
Notes receivable	3,783	3,783	3,603	3,603
Accounts and premiums receivable, net	27,384	27,384	20,172	20,172
Other receivables	14,505	14,505	9,103	9,103
Short-term investments	970	970	1,070	1,070
Total financial assets	$168,666	$168,666	$160,015	$160,015

Financial liabilities:
Notes payable	$72,000	$72,000	$73,000	$73,000
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap contract	4,398	4,398	3,601	3,601
Total financial liabilities	$111,398	$111,398	$111,601	$111,601

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

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

The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value by level within the fair value hierarchy at:

June 30, 2012		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$88,021	$—	$87,968	$53
Equity securities	5,653	4,512	—	1,141
Short-term investments	970	970	—	—
Total assets	$94,644	$5,482	$87,968	$1,194

Liabilities
Interest rate swap contract	$4,398	$—	$4,398	$—

December 31, 2011		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$93,509	$—	$93,433	$76
Equity securities	1,219	91	—	1,128
Short-term investments	1,070	1,070	—	—
Total Assets	$95,798	$1,161	$93,433	$1,204

Liabilities
Interest rate swap contract	$3,601	$—	$3,601	$—

The Company's use of Level 3 unobservable inputs included 9 securities that accounted for 1.3% of total investments at June 30, 2012. The Company utilized an independent third party pricing service to value 8 of the Level 3 securities. The Level 3 pricing of the single non-publicly traded preferred stock was calculated by the Company taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. At December 31, 2011, the Company had 12 securities valued under Level 3 that accounted for 1.3% of total investments.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table summarizes the changes in Level 3 assets measured at fair value:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Beginning balance, January 1,	1,204	1,425
Total gains or losses (realized/unrealized):
Included in net income	(2)	—
Included in other comprehensive (loss) income	(19)	—
Sales	(46)	—
Transfers into Level 3	57	8
Ending balance, June 30,	$1,194	$1,433

15. Statutory Reporting and Dividend Restrictions

The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. For the three and six months ended June 30, 2012, no ordinary dividends were paid. All dividends from subsidiaries were eliminated in the Consolidated Financial Statements.

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus and the combined amount available for ordinary dividends of the Company's insurance subsidiaries at:

	June 30, 2012	December 31, 2011
Combined statutory capital and surplus of the Company's insurance subsidiaries	$54,190	$50,230

Required minimum statutory capital and surplus	$15,300	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$2,344	$2,344

Under the National Association of Insurance Commissioners ("NAIC") Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance subsidiaries' RBC levels as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of June 30, 2012 and December 31, 2011.

16. Commitments and Contingencies

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

A discovery stay was lifted on November 15, 2011.  The parties are currently in the midst of discovery on the class certification issue. Both parties have served and responded to Requests for Production, Requests for Admissions, and Interrogatories.  Production is on-going for both parties, and several discovery disputes have arisen.  A Motion to Compel was filed by the plaintiffs on April 9, 2012. The Company filed a Motion to Strike or Dismiss Plaintiffs' Class Action Allegations, or in the Alternative, to Deny Class Certification on May 11, 2012. To date, a class has not been certified in this action.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Also in the Payment Protection business segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co, which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  This matter is a class-action, as a class was certified on June 25, 2010.  At issue is the duration or term, of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the court did not award sanctions, it did order the Company to subpoena certain records from its agents.  The Company is currently appealing this order. To date, no trial date has been set.

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

17. Segment Results

The Company conducts business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. The Company allocates certain revenues and expenses to the segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. Segment assets are not presented to the Company's chief operating decision maker for operational decision making and therefore are not disclosed in the accompanying table. The Company measures the profitability of its business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to these financial performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

The Company's financial measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These financial measures are not in accordance with, and are not an alternative to, the U.S. GAAP financial measures presented in this report. The Company believes that these Non-GAAP financial measures provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. The Company's industry peers provide similar supplemental Non-GAAP financial measures, although they may not use the same or comparable terminology and may not make identical adjustments. The Non-GAAP financial measures the Company provides should be used in addition to, but not as a substitute for, the U.S. GAAP financial measures presented elsewhere in this report. The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of the Company's operating expenses are fixed.

The following table presents the Company's business segment results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,567	$4,481	$9,199	$9,009
Ceding commission	7,210	6,243	14,274	14,401
Net investment income	732	894	1,475	1,835
Net realized gains on the sale of investments	13	1,132	10	1,227
Other income	48	38	120	120
Net earned premium	31,905	27,536	63,877	55,973
Net losses and loss adjustment expenses	(9,576)	(9,251)	(20,842)	(18,624)
Commissions	(19,892)	(17,323)	(39,931)	(35,840)
Total Payment Protection Net Revenue	15,007	13,750	28,182	28,101
BPO	4,409	3,691	8,614	7,255
Brokerage

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Brokerage commissions and fees	9,364	9,208	18,884	17,075
Service and administrative fees	418	628	921	1,652
Total Brokerage	9,782	9,836	19,805	18,727
Total segment net revenue	29,198	27,277	56,601	54,083

Operating Expenses
Payment Protection	8,729	8,644	16,642	17,412
BPO	3,351	2,828	6,484	5,447
Brokerage	7,224	7,527	14,309	14,346
Corporate	—	1,727	—	1,727
Total operating expenses	19,304	20,726	37,435	38,932

EBITDA
Payment Protection	6,278	5,106	11,540	10,689
BPO	1,058	863	2,130	1,808
Brokerage	2,558	2,309	5,496	4,381
Corporate	—	(1,727)	—	(1,727)
Total EBITDA	9,894	6,551	19,166	15,151

Depreciation and Amortization
Payment Protection	865	1,324	1,714	2,277
BPO	498	277	1,001	517
Brokerage	778	591	1,646	1,033
Total depreciation and amortization	2,141	2,192	4,361	3,827

Interest Expense
Payment Protection	971	1,043	1,983	2,569
BPO	259	99	526	162
Brokerage	360	783	733	1,225
Total interest expense	1,590	1,925	3,242	3,956

Income before income taxes and non-controlling interest
Payment Protection	4,442	2,739	7,843	5,843
BPO	301	487	603	1,129
Brokerage	1,420	935	3,117	2,123
Corporate	—	(1,727)	—	(1,727)
Total income before income taxes and non-controlling interest	6,163	2,434	11,563	7,368
Income taxes	2,146	907	4,065	2,588
Less: net income (loss) attributable to non-controlling interest	15	2	33	(172)
Net income	$4,002	$1,525	$7,465	$4,952

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table reconciles segment information to our Consolidated Statements of Income and provides a summary of other key financial information for each of our segments:

	For the Three Months Ended		For the Six Months Ended
Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Segment Net Revenue
Payment Protection	$15,007	$13,750	$28,182	$28,101
BPO	4,409	3,691	8,614	7,255
Brokerage	9,782	9,836	19,805	18,727
Segment net revenues	29,198	27,277	56,601	54,083
Net losses and loss adjustment expenses	9,576	9,251	20,842	18,624
Commissions	19,892	17,323	39,931	35,840
Total segment revenue	58,666	53,851	117,374	108,547

Operating Expenses
Payment Protection	8,729	8,644	16,642	17,412
BPO	3,351	2,828	6,484	5,447
Brokerage	7,224	7,527	14,309	14,346
Corporate	—	1,727	—	1,727
Total Operating Expenses	19,304	20,726	37,435	38,932
Net losses and loss adjustment expenses	9,576	9,251	20,842	18,624
Commissions	19,892	17,323	39,931	35,840
Total operating expenses before depreciation, amortization and interest expense	48,772	47,300	98,208	93,396

EBITDA
Payment Protection	6,278	5,106	11,540	10,689
BPO	1,058	863	2,130	1,808
Brokerage	2,558	2,309	5,496	4,381
Corporate	—	(1,727)	—	(1,727)
Total EBITDA	9,894	6,551	19,166	15,151

Depreciation and amortization
Payment Protection	865	1,324	1,714	2,277
BPO	498	277	1,001	517
Brokerage	778	591	1,646	1,033
Total depreciation and amortization	2,141	2,192	4,361	3,827

Interest Expense
Payment Protection	971	1,043	1,983	2,569
BPO	259	99	526	162
Brokerage	360	783	733	1,225
Total interest expense	1,590	1,925	3,242	3,956

Income before income taxes and non-controlling interest
Payment Protection	4,442	2,739	7,843	5,843
BPO	301	487	603	1,129
Brokerage	1,420	935	3,117	2,123
Corporate	—	(1,727)	—	(1,727)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended		For the Six Months Ended
Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total income before income taxes and non-controlling interest	6,163	2,434	11,563	7,368
Income taxes	2,146	907	4,065	2,588
Less: net income (loss) attributable to non-controlling interest	15	2	33	(172)
Net income	$4,002	$1,525	$7,465	$4,952

18. Related Party Transactions

The following table details the amounts recorded on the Consolidated Balance Sheets and Consolidated Income Statement resulting from related party transactions:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income recorded by the Company from related parties	$93	$—	$218	$—

			At
			June 30, 2012	December 31, 2011
Accounts receivable from related parties			$134	$125

19. Subsequent Event

As previously disclosed on  August 7, 2012 in a Form 8-K, effective August 2, 2012, Fortegra Financial terminated its existing line of credit with SunTrust Bank, N.A. (see Note 11 for information on this revolving line of credit) and entered into a five-year $125.0 million secured credit agreement (the "Credit Agreement") with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent")  The Credit Agreement provides for a $50.0 million term loan facility (the "Term Loan Facility"), as well as a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities"). Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Borrowers may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.  In connection with the termination of the existing SunTrust Bank, N.A. line of credit, the Company will incur a charge of $0.7 million during the three months ended September 30, 2012 for previously capitalized transaction costs associated with this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part I, Item 1 of this Form 10-Q. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors" of this Form 10-Q.

Executive Summary
Our net income for the three months ended June 30, 2012 increased $2.5 million, or 162.4%, to $4.0 million from $1.5 million for the same period in 2011. Earnings per diluted share increased 171.4% to $0.19 for the three months ended June 30, 2012 from $0.07 for the same period in 2011. For the three months ended June 30, 2012, our overall revenues increased $4.8 million, or 8.9%, to $58.7 million from $53.9 million for the same period in 2011, primarily due to increased net earned premiums, ceding commissions, and service and administrative fees, which was partially offset by lower realized investments gains and net investment income. Total expenses increased $1.1 million, or 2.1%, to $52.5 million for the three months ended June 30, 2012 from $51.4 million for the same period in 2011. The majority of the increase was due to increases in commissions of $2.6 million, personnel costs of $0.9 million and net losses and loss adjustment expenses of $0.3 million. Offsetting these increases were decreases of $2.4 million in other operating expenses and $0.3 million in interest expense.

Our net income for the six months ended June 30, 2012 increased $2.5 million, or 50.7%, to $7.5 million from $5.0 million for the same period in 2011. Earnings per diluted share increased 56.5% to $0.36 for the six months ended June 30, 2012 from $0.23 for the same period in 2011. For the six months ended June 30, 2012, our overall revenues increased $8.8 million, or 8.1%, to $117.4 million from $108.5 million for the same period in 2011, primarily due to increased net earned premiums, brokerage commissions and service and administrative fees, which was partially offset by lower net realized investment gains and net investment income. Total expenses increased $4.6 million, or 4.6%, to $105.8 million for the six months ended June 30, 2012 from $101.2 million for the same period in 2011. The majority of the increase was due to increases in commissions of $4.1 million, net losses and loss adjustment expenses of $2.2 million, and personnel costs of $1.3 million. Partially offsetting these increases were reductions of $2.8 million in other operating expenses and $0.7 million in interest expense.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2012 are unchanged from the disclosures presented in the MD&A of Fortegra's 2011 Annual Report except as discussed below.

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

Recently Issued Accounting Standards
For a discussion on recently issued accounting standards see Note 3 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

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

Brokerage commissions and fees are generally affected by fluctuations in the amount of premium charged by insurance carriers. The premiums charged fluctuate based on, among other factors, the amount of capital available in the insurance marketplace, the type of risk being insured, the nature of the insured party and the terms of the insurance purchased. If premiums increase or decrease, our revenues are typically affected in a corresponding fashion. In a declining premium rate environment, the resulting decline in our revenue may be offset, in whole or in part, by an increase in commission rates from insurance carriers and by an increased likelihood that insured parties may use the savings generated by the reduction in premium rates to purchase greater coverage. In an increasing pricing environment, the resulting increase in our revenue may be offset, in whole or in part, by a decrease in commission rates by insurance carriers and by an increased likelihood that insured parties may determine to reduce the amount of coverage they purchase. The market for Property and Casualty ("P&C") insurance products is cyclical from a capacity and pricing perspective. We refer to a period of reduced capacity and rising premium rates as a "hard" market and a period of increased capacity and declining premium rates as a "soft" market.

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

Our surplus lines brokerage commission and fee revenues fluctuate seasonally based on policy renewal dates and timing of profit commissions, and have historically been higher in the first two calendar quarters compared to the last two calendar quarters. In addition, our fee revenues at eReinsure are subject to seasonal fluctuations and are generally higher in the second and fourth quarters.

 Ceding Commissions. Ceding commission earned under coinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred. Ceding commissions are only generated by our Payment Protection segment on credit insurance products.

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

 The principal factors affecting net earned premiums are: (i) the proportion of the risk assumed by our reinsurers as defined in the applicable reinsurance treaty; (ii) increases and decreases in written premium; (iii) increases and decreases in policy cancellation rates; (iv) the average duration of the policies written; and (v) changes in regulation that would modify the earning patterns for the policies underwritten and administered.

 We limit the underwriting risk we take in our Payment Protection insurance policies. When we do assume risk in our Payment Protection insurance policies, we utilize both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements to manage and mitigate our risk.

Net Realized Gains (Losses) on the Sale of Investments. We realize gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and cost basis for equity securities. We recognize realized losses for invested assets sold for an amount less than their carrying cost or when fixed maturity securities or equity securities are written down as a result of an other-than-temporary impairment ("OTTI").

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

Unpaid claims are reserve estimates that are established in accordance with U.S. GAAP using generally accepted actuarial methods. Credit life and AD&D unpaid claims reserves include claims in the course of settlement and incurred but not reported ("IBNR"). Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. We use a number of algorithms in establishing our unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in-force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.

In arriving at our unpaid claims reserves, we conduct an actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance. Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly, resulting in a consistent historical loss development pattern. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statements of Income:

(in thousands, except shares, per share amounts and percentages)	For the Three Months Ended
	June 30, 2012	June 30, 2011	Change from 2011	% Change from 2011
Revenues:
Service and administrative fees	$9,394	$8,800	$594	6.8%
Brokerage commissions and fees	9,364	9,208	156	1.7
Ceding commission	7,210	6,243	967	15.5
Net investment income	732	894	(162)	(18.1)
Net realized gains on the sale of investments	13	1,132	(1,119)	(98.9)
Net earned premium	31,905	27,536	4,369	15.9
Other income	48	38	10	26.3
Total revenues	58,666	53,851	4,815	8.9
Expenses:
Net losses and loss adjustment expenses	9,576	9,251	325	3.5
Commissions	19,892	17,323	2,569	14.8
Personnel costs	12,367	11,428	939	8.2
Other operating expenses	6,937	9,298	(2,361)	(25.4)
Depreciation	975	814	161	19.8
Amortization of intangibles	1,166	1,378	(212)	(15.4)
Interest expense	1,590	1,925	(335)	(17.4)
Total expenses	52,503	51,417	1,086	2.1
Income before income taxes and non-controlling interest	6,163	2,434	3,729	153.2
Income taxes	2,146	907	1,239	136.6
Income before non-controlling interest	4,017	1,527	2,490	163.1
Less: net income attributable to non-controlling interest	15	2	13	650.0
Net income	$4,002	$1,525	$2,477	162.4%

Earnings per share:
Basic	$0.20	$0.07
Diluted	$0.19	$0.07
Weighted average common shares outstanding:
Basic	19,705,276	20,510,254
Diluted	20,632,233	21,592,418

(in thousands, except shares, per share amounts and percentages)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Change from 2011	% Change from 2011
Revenues:
Service and administrative fees	$18,734	$17,916	$818	4.6%
Brokerage commissions and fees	18,884	17,075	1,809	10.6
Ceding commission	14,274	14,401	(127)	(0.9)
Net investment income	1,475	1,835	(360)	(19.6)
Net realized gains on the sale of investments	10	1,227	(1,217)	(99.2)
Net earned premium	63,877	55,973	7,904	14.1
Other income	120	120	—	—
Total revenues	117,374	108,547	8,827	8.1
Expenses:
Net losses and loss adjustment expenses	20,842	18,624	2,218	11.9
Commissions	39,931	35,840	4,091	11.4
Personnel costs	23,759	22,420	1,339	6.0
Other operating expenses	13,676	16,512	(2,836)	(17.2)
Depreciation	1,713	1,397	316	22.6
Amortization of intangibles	2,648	2,430	218	9.0
Interest expense	3,242	3,956	(714)	(18.0)
Total expenses	105,811	101,179	4,632	4.6
Income before income taxes and non-controlling interest	11,563	7,368	4,195	56.9
Income taxes	4,065	2,588	1,477	57.1
Income before non-controlling interest	7,498	4,780	2,718	56.9
Less: net income (loss) attributable to non-controlling interest	33	(172)	205	(119.2)
Net income	$7,465	$4,952	$2,513	50.7%

Earnings per share:
Basic	$0.38	$0.24
Diluted	$0.36	$0.23
Weighted average common shares outstanding:
Basic	19,792,763	20,487,549
Diluted	20,686,812	21,625,817

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended June 30, 2012 increased $0.6 million, or 6.8%, to $9.4 million from $8.8 million for the same period in 2011. The increase resulted primarily from a $0.7 million increase in our BPO segment revenues from our acquisition of PBG in October 2011. In addition, we had a $0.1 million increase in administrative fees in our Payment Protection segment. These increases were partially offset by debt collection and collateral recovery fees declining $0.2 million compared to the same period in 2011.

Service and administrative fees for the six months ended June 30, 2012 increased $0.8 million, or 4.6%, to $18.7 million from $17.9 million for the same period in 2011. The increase resulted primarily from a $1.4 million increase in our BPO segment revenues, including the benefit of a $1.7 million increase in administrative fees from our acquisition of PBG in October 2011 offset by decreased revenue in Consecta of $0.3 million. In addition, we had a $0.2 million increase in administrative fees in our Payment Protection segment. These increases were partially offset by a decrease of $0.7 million in debt collection and collateral recovery fees, with $0.7 million of this amount related to the sale of CIRG in July 2011.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended June 30, 2012 increased $0.2 million or 1.7%, to $9.4 million from $9.2 million for the same period in 2011. For the 2012 period, Bliss & Glennon contributed $0.5 million of the increase, which was partially offset by a $0.3 million decrease attributable to eReinsure.

Brokerage commissions and fees for the six months ended June 30, 2012 increased $1.8 million or 10.6%, to $18.9 million from $17.1 million for the same period in 2011. The 2012 period includes six full months of results for eReinsure, while the same period in 2011 includes eReinsure's results from the acquisition on March 3, 2011 to June 30, 2011. For the 2012 period, eReinsure contributed an increase of $1.0 million and Bliss & Glennon contributed $0.8 million.

Ceding Commissions
Ceding commissions for the three months ended June 30, 2012 increased $1.0 million, or 15.5%, to $7.2 million from $6.2 million for the same period in 2011. This increase resulted from higher underwriting profits of $1.0 million due to more favorable loss experience for 2012 under certain contracts and additional service and administrative fees of $0.1 million from increased insurance production in 2012. In addition, net investment income, including realized gains, from assets held in trust by our reinsurers decreased by $0.1 million during the period. For the three months ended June 30, 2012, ceding commissions included $4.5 million in service and administrative fees, $2.5 million in underwriting profits from positive underwriting performance and $0.2 million in net investment income.

Ceding commissions for the six months ended June 30, 2012 decreased $0.1 million, or 0.9%, to $14.3 million from $14.4 million for the same period in 2011. This decrease resulted from lower underwriting profits of $0.4 million due to less favorable loss experience for 2012 under certain contracts. This was partially offset by additional service and administrative fees of $0.3 million from increased insurance production in 2012. In addition, net investment income, including realized gains, from assets held in trust by our reinsurers decreased by $38 thousand during the period. For the six months ended June 30, 2012, ceding commissions included $10.7 million in service and administrative fees, $3.3 million in underwriting profits from positive underwriting performance and $0.3 million in net investment income.

Net Investment Income
Net investment income for the three months ended June 30, 2012 and 2011 was $0.7 million and $0.9 million, respectively. Net investment income for the six months ended June 30, 2012 and 2011 was $1.5 million and $1.8 million, respectively. For both 2012 periods presented, the decrease was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash.

Net Realized Gains on the Sale of Investments
Net realized gains on the sale of investments totaled $13 thousand and $10 thousand for the three and six months ended June 30, 2012, respectively, compared to $1.1 million and $1.2 million for the same periods in 2011. The decrease for both periods in 2012 was due to higher levels of investment sales occurring in 2011 that were not repeated in the 2012 periods.

Net Earned Premium
Net earned premium for the three months ended June 30, 2012 increased $4.4 million, or 15.9%, to $31.9 million from $27.5 million for the same period in 2011. For the 2012 period, direct and assumed earned premium increased $8.5 million resulting from an increase in direct and assumed written premium due to increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $4.1 million or 8.4%. On average, we maintained a 62.4% overall cession rate of direct and assumed earned premium for the three months ended June 30, 2012 compared with 63.9% for the three months ended June 30, 2011.

Net earned premium for the six months ended June 30, 2012 increased $7.9 million, or 14.1%, to $63.9 million from $56.0 million for the same period in 2011. For the 2012 period, direct and assumed earned premium increased $16.4 million resulting from an increase in direct and assumed written premium due to increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $8.5 million or 8.6%. On average, we maintained a 62.6% overall cession rate of direct and assumed earned premium for the six months ended June 30, 2012 compared with 63.8% in 2011.

Other Income
Other income was relatively consistent for all periods presented and totaled $48.0 thousand and $38.0 thousand for the three months ended June 30, 2012 and 2011 and $0.1 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended June 30, 2012 increased $0.3 million, or 3.5% to $9.6 million, from $9.3 million for the same period in 2011.  Our direct and assumed, ceded, and net loss experience improved during the three months ended June 30, 2012 as compared to the same period in 2011. The increase in net losses and loss adjustment expenses was driven by increased earned premiums. For the 2012 period, our direct and assumed losses decreased by $0.7 million, or 3.5%, as compared with the same period in 2011. For the 2012 period, our ceded losses were lower by $1.1 million, or 9.1%, compared with the same period in 2011, more than offsetting the decrease in direct and assumed losses. On average, we maintained a 52.3% and 55.5% overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended June 30, 2012 and 2011, respectively.

Net losses and loss adjustment expenses for the six months ended June 30, 2012 increased $2.2 million, or 11.9% to $20.8 million, from $18.6 million for the same period in 2011.  Our direct and assumed, ceded, and net loss experience improved in the six months ended June 30, 2012 as compared to the same period in 2011. The increase in net losses and loss adjustment expenses was driven by increased earned premiums. For the 2012 period, our direct and assumed losses increased by $4.0 million, or 10.1%, as compared with the same period in 2011 due to less favorable loss experience for 2012. For the 2012 period, our ceded losses were higher by $1.7 million, or 8.5%, compared with the same period in 2011, partially offsetting the increase in direct and assumed losses. On average, we maintained a 51.7% and 52.4% overall cession rate of direct and assumed losses and loss adjustment expenses for the six months ended June 30, 2012 and 2011, respectively.

Commissions
Commissions for the three months ended June 30, 2012 increased $2.6 million, or 14.8%, to $19.9 million, from $17.3 million for the same period in 2011. Commissions for the six months ended June 30, 2012 increased $4.1 million, or 11.4%, to $39.9 million, from $35.8 million for the same period in 2011. The increase for both periods in 2012, compared to 2011, resulted from growth in net earned premiums.

Personnel Costs
Personnel costs for the three months ended June 30, 2012 increased $0.9 million, or 8.2%, to $12.4 million from $11.4 million for the same period in 2011. The 2012 results include $0.6 million for the 2011 PBG acquisition.  The remaining $0.3 million increase related to increased headcount across the business. Stock based compensation expense totaled $0.2 million for the three months ended June 30, 2012 compared to $0.1 million for the same period in 2011.

Personnel costs for the six months ended June 30, 2012 increased $1.3 million, or 6.0%, to $23.8 million from $22.4 million for the same period in 2011. The increase resulted primarily from $1.2 million for the 2011 PBG acquisition. Stock based compensation expense totaled $0.3 million for both the six months ended June 30, 2012 and 2011.

Other Operating Expenses
Other operating expenses for the three months ended June 30, 2012 decreased $2.4 million or 25.4%, to $6.9 million from $9.3 million for the same period in 2011. The 2012 results include the full impact of the 2011 acquisition of PBG. Other operating expenses decreased $1.1 million for transaction and other non-operating, non-recurring charges and $1.3 million for one-time operating charges that did not reoccur in 2012. These increases were partially offset by a $0.8 million increase in expense attributable to the acquisition of PBG.

Other operating expenses for the six months ended June 30, 2012 decreased $2.8 million or 17.2%, to $13.7 million from $16.5 million for the same period in 2011. The 2012 results include the full impact of the 2011 acquisitions of eReinsure and PBG,while 2011 only contained the results of eReinsure from March 3, 2011. The eReinsure and PBG acquisitions increase other operating expenses for the 2012 period by $2.9 million compared to the same period in 2011. Other operating expenses decreased $1.2 million for transaction and other non-operating, non-recurring charges and $1.3 million for one-time operating charges that did not reoccur in 2012.

Depreciation
Depreciation expense for the three and six months ended June 30, 2012 increased 19.8%, and 22.6% to $1.0 million and $1.7 million, respectively, from $0.8 million and $1.4 million for the same periods in 2011. The increase for both periods in 2012, resulted primarily from higher levels of depreciable assets in service during those periods when compared to the 2011periods.

Amortization of Intangibles
Amortization expense decreased $0.2 million, or 15.4%, to $1.2 million for the three months ended June 30, 2012 from $1.4 million for the same period in 2011. The decrease was primarily due to certain intangible assets being fully amortized in prior quarters. This decrease was partially offset by prior year acquisitions which increased the level of other intangible assets subject to amortization.

Amortization expense increased $0.2 million, or 9.0%, to $2.6 million for the six months ended June 30, 2012 from $2.4 million for the same period in 2011. The increase was primarily due to prior year acquisitions which increased the level of other intangible assets subject to amortization.

Interest Expense
Interest expense for the three months ended June 30, 2012 decreased $0.3 million, or 17.4%, to $1.6 million from $1.9 million for the same period in 2011 and was positively impacted by a lower interest rate on outstanding borrowings and to a lesser extent the impact of the interest rate swap which took effect in mid-June 2012. This lower interest rate on borrowings was partially offset by higher outstanding borrowings in 2012 compared with 2011.

Interest expense for the six months ended June 30, 2012 decreased $0.7 million, or 18.0%, to $3.2 million from $4.0 million for the same period in 2011 and was positively impacted by a lower interest rate on outstanding borrowings compared with the same period in 2011. This lower interest rate on borrowings was partially offset by a higher outstanding borrowing balance in 2012 compared with 2011. Interest expense for the 2011 period included the write off of $0.3 million for capitalized issuance costs associated with the redemption of preferred stock.

Income Taxes
Income taxes for the three months ended June 30, 2012 was $2.1 million, compared to $0.9 million for the same period in 2011. The increase in income taxes was primarily attributable to a higher level of pretax income which was partially offset by an increase in tax favorable items. Our effective tax rate was 34.8% for the three months ended June 30, 2012 compared to 37.3% for the same period in 2011.

Income taxes for the six months ended June 30, 2012 and 2011 was $4.1 million and $2.6 million , respectively. Our effective tax rate was 35.2% for the six months ended June 30, 2012 compared to 35.1% for the same period in 2011. For 2012, we expect our annual effective tax rate to approximate 35.2%.

We are currently undergoing an examination by the Internal Revenue Service ("IRS") for the tax years ending December 31, 2009 and 2010. We do not know when the examination by the IRS will be concluded.

RESULTS OF OPERATIONS - SEGMENTS

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We do allocate certain revenues and costs to our segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. We measure the profitability of our business segments with the allocation of Corporate income and expenses and without taking into account amortization, depreciation, interest expense and income taxes. We refer to these financial performance measures as segment EBITDA (earnings before interest, taxes, depreciation and amortization) and segment EBITDA margin (segment EBITDA divided by segment net revenues).

Our financial measures of segment EBITDA and segment EBITDA margin, meet the definition of Non-GAAP financial measures. These financial measures are not in accordance with, and are not an alternative to, the U.S. GAAP financial measures presented in this report. We believe that these Non-GAAP financial measures provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers provide similar supplemental Non-GAAP financial measures, although they may not use the same or comparable terminology and may not make identical adjustments. The Non-GAAP financial measures we provide should be used in addition to, but not as a substitute for, the U.S. GAAP financial measures presented elsewhere in this report. The variability of our segment EBITDA and segment EBITDA margin is significantly affected by our segment net revenues because a large portion of our operating expenses are fixed. For additional information regarding segment net revenues and operating expenses, see the footnote, "Segment Results" in the Notes to the Consolidated Financial Statements included in this report.

The following tables presents segment revenue and expense information, segment EBITDA and EBITDA margin information and a reconciliation to net income:

(in thousands)	For the Three Months Ended
	June 30, 2012	June 30, 2011	Change from 2011	% Change from 2011
Payment Protection:
Service and administrative fees	$4,567	$4,481	$86	1.9%
Ceding commission	7,210	6,243	967	15.5
Net investment income	732	894	(162)	(18.1)
Net realized gains on the sale of investments	13	1,132	(1,119)	(98.9)
Other income	48	38	10	26.3
Net earned premium	31,905	27,536	4,369	15.9
Net losses and loss adjustment expenses	(9,576)	(9,251)	(325)	3.5
Commissions	(19,892)	(17,323)	(2,569)	14.8
Payment Protection revenue, net	15,007	13,750	1,257	9.1
Operating expenses - Payment Protection	8,729	8,644	85	1.0

(in thousands)	For the Three Months Ended
	June 30, 2012	June 30, 2011	Change from 2011	% Change from 2011
EBITDA	6,278	5,106	1,172	23.0
EBITDA margin	41.8%	37.1%
Depreciation and amortization	865	1,324	(459)	(34.7)
Interest Expense	971	1,043	(72)	(6.9)
Income before income taxes and non-controlling interest	4,442	2,739	1,703	62.2

BPO:
BPO revenue	4,409	3,691	718	19.5
Operating expenses	3,351	2,828	523	18.5
EBITDA	1,058	863	195	22.6
EBITDA margin	24.0%	23.4%
Depreciation and amortization	498	277	221	79.8
Interest Expense	259	99	160	161.6
Income before income taxes and non-controlling interest	301	487	(186)	(38.2)

Brokerage:
Brokerage revenue	9,782	9,836	(54)	(0.5)
Operating expenses	7,224	7,527	(303)	(4.0)
EBITDA	2,558	2,309	249	10.8
EBITDA margin	26.2%	23.5%
Depreciation and amortization	778	591	187	31.6
Interest Expense	360	783	(423)	(54.0)
Income before income taxes and non-controlling interest	1,420	935	485	51.9

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	—	1,727	(1,727)	(100.0)
EBITDA	—	(1,727)	1,727	(100.0)
EBITDA margin	—	—
Depreciation and amortization	—	—	—	—
Interest Expense	—	—	—	—
Income before income taxes and non-controlling interest	—	(1,727)	1,727	(100.0)

Segment net revenue	29,198	27,277	1,921	7.0
Net losses and loss adjustment expenses	9,576	9,251	325	3.5
Commissions	19,892	17,323	2,569	14.8
Total revenue	58,666	53,851	4,815	8.9
Segment operating expenses	19,304	20,726	(1,422)	(6.9)
Net losses and loss adjustment expenses	9,576	9,251	325	3.5
Commissions	19,892	17,323	2,569	14.8
Total expenses before depreciation, amortization and interest expense	48,772	47,300	1,472	3.1

Total EBITDA	9,894	6,551	3,343	51.0
Depreciation and amortization	2,141	2,192	(51)	(2.3)
Interest Expense	1,590	1,925	(335)	(17.4)
Total income before income taxes and non-controlling interest	6,163	2,434	3,729	153.2
Income taxes	2,146	907	1,239	136.6
Less: net income (loss) attributable to non-controlling interest	15	2	13	650.0
Net income	$4,002	$1,525	$2,477	162.4%

(in thousands)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Change from 2011	% Change from 2011
Payment Protection:
Service and administrative fees	$9,199	$9,009	$190	2.1%
Ceding commission	14,274	14,401	(127)	(0.9)
Net investment income	1,475	1,835	(360)	(19.6)
Net realized gains on the sale of investments	10	1,227	(1,217)	(99.2)
Other income	120	120	—	—
Net earned premium	63,877	55,973	7,904	14.1
Net losses and loss adjustment expenses	(20,842)	(18,624)	(2,218)	11.9
Commissions	(39,931)	(35,840)	(4,091)	11.4
Payment Protection revenue, net	28,182	28,101	81	0.3
Operating expenses - Payment Protection	16,642	17,412	(770)	(4.4)
EBITDA	11,540	10,689	851	8.0
EBITDA margin	40.9%	38.0%
Depreciation and amortization	1,714	2,277	(563)	(24.7)
Interest Expense	1,983	2,569	(586)	(22.8)
Income before income taxes and non-controlling interest	7,843	5,843	2,000	34.2

BPO:
BPO revenue	8,614	7,255	1,359	18.7
Operating expenses	6,484	5,447	1,037	19.0
EBITDA	2,130	1,808	322	17.8
EBITDA margin	24.7%	24.9%
Depreciation and amortization	1,001	517	484	93.6
Interest Expense	526	162	364	224.7
Income before income taxes and non-controlling interest	603	1,129	(526)	(46.6)

Brokerage:
Brokerage revenue	19,805	18,727	1,078	5.8
Operating expenses	14,309	14,346	(37)	(0.3)
EBITDA	5,496	4,381	1,115	25.5
EBITDA margin	27.8%	23.4%
Depreciation and amortization	1,646	1,033	613	59.3
Interest expense	733	1,225	(492)	(40.2)
Income before income taxes and non-controlling interest	3,117	2,123	994	46.8

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	—	1,727	(1,727)	(100.0)
EBITDA	—	(1,727)	1,727	(100.0)
EBITDA margin	—	—
Depreciation and amortization	—	—	—	—
Interest Expense	—	—	—	—
Income before income taxes and non-controlling interest	—	(1,727)	1,727	(100.0)

Segment net revenue	56,601	54,083	2,518	4.7
Net losses and loss adjustment expenses	20,842	18,624	2,218	11.9
Commissions	39,931	35,840	4,091	11.4
Total revenue	117,374	108,547	8,827	8.1
Segment operating expenses	37,435	38,932	(1,497)	(3.8)
Net losses and loss adjustment expenses	20,842	18,624	2,218	11.9
Commissions	39,931	35,840	4,091	11.4
Total expenses before depreciation, amortization and interest expense	98,208	93,396	4,812	5.2

(in thousands)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Change from 2011	% Change from 2011

Total EBITDA	19,166	15,151	4,015	26.5
Depreciation and amortization	4,361	3,827	534	14.0
Interest Expense	3,242	3,956	(714)	(18.0)
Total income before income taxes and non-controlling interest	11,563	7,368	4,195	56.9
Income taxes	4,065	2,588	1,477	57.1
Less: net income (loss) attributable to non-controlling interest	33	(172)	205	(119.2)
Net income	$7,465	$4,952	$2,513	50.7%

We present EBITDA and Adjusted EBITDA, which are both considered Non-GAAP financial measures, in this report to provide investors with a supplemental financial measure of our operating performance and, in the case of Adjusted EBITDA, information utilized in the calculation of the financial covenants under our revolving credit facility and in the determination of compensation. EBITDA, as used in this report is defined as net income before interest expense, income taxes, non-controlling interest and depreciation and amortization. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. Adjusted EBITDA, as used in this report, means "Consolidated Adjusted EBITDA" as that term is defined under our revolving credit facility in effect on June 30, 2012, which is generally consolidated net income before consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated tax expense, in each case as defined more fully in the agreement governing our revolving credit facility. The other items excluded in this calculation include, but are not limited to, specified acquisition costs and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments that are permitted under our revolving credit facility which, if included, would increase the amount of Adjusted EBITDA reflected in this table.

In addition to the financial covenant requirements under our revolving credit facility, management uses EBITDA and Adjusted EBITDA as financial measures of operating performance for planning purposes, including the preparation of budgets and projections, the determination of bonus compensation for our executive officers and the analysis of the allocation of resources and to evaluate the effectiveness of business strategies. Further, we believe EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in industries similar to ours. Adjusted EBITDA is also used by management to measure operating performance and by investors to measure a company's ability to service its debt and other cash needs. Management believes the inclusion of the adjustments to EBITDA and Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP. Accordingly, they should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. Although we use EBITDA and Adjusted EBITDA as financial measures to assess the operating performance of our business, EBITDA and Adjusted EBITDA have significant limitations as analytical tools because they exclude certain material costs. For example, they do not include interest expense, which has been a necessary element of our costs. Since we use capital assets, depreciation expense is a necessary element of our costs and ability to generate service revenues. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this financial measure. EBITDA and Adjusted EBITDA also do not include the payment of taxes, which is also a necessary element of our operations. Because EBITDA and Adjusted EBITDA do not account for these expenses, its utility as a financial measure of our operating performance has material limitations. Due to these limitations, management does not view EBITDA and Adjusted EBITDA in isolation or as a primary financial performance measure and also uses other financial measures, such as net income. Because the definitions of EBITDA and Adjusted EBITDA (or similar financial measures) may vary among companies and industries, they may not be comparable to other similarly titled financial measures used by other companies.

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$4,002	$1,525	$7,465	$4,952
Depreciation	975	814	1,713	1,397
Amortization of intangibles	1,166	1,378	2,648	2,430
Interest expense	1,590	1,925	3,242	3,956
Income taxes	2,146	907	4,065	2,588
Net income (loss) attributable to non-controlling interest	15	2	33	(172)
EBITDA	9,894	6,551	19,166	15,151
Transaction costs (a)	37	612	134	793
Corporate governance study	—	248	—	248
Relocation expenses	—	207	—	207
Statutory audits	—	98	—	98
Stock-based compensation expense	190	133	369	401
Adjusted EBITDA	$10,121	$7,849	$19,669	$16,898

(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the three months ended June 30, 2012 increased $1.3 million, or 9.1%, to $15.0 million from $13.8 million or the same period in 2011. Ceding commission increased $1.0 million resulting from higher underwriting profits of $1.0 million due to more favorable loss experience for 2012 under certain contracts, additional service and administrative fees of $0.1 million from increased insurance production in 2012, offset by net investment income, including realized gains, from assets held in trust by our reinsurers which decreased by $0.1 million during the period. In addition, underwriting revenue was $1.5 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed earned premium and a decrease in loss ratio in our risk retained business. Net investment income on our portfolio decreased by $0.2 million due to lower investment yields. Net realized gains on the sale of investments decreased by $1.1 million due to the sale of assets in the first quarter of 2011 not repeated in the first quarter of 2012.

Net revenues for the six months ended June 30, 2012 increased $0.1 million, or 0.3%, to $28.2 million from $28.1 million or the same period in 2011. Underwriting revenue was $1.6 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed earned premium and a decrease in loss ratio in our risk retained business. In addition, service and administrative fees increased $0.2 million from growth in car club revenue of $0.8 million offset by lower fee revenue in the core business. These increases were offset by a decrease in ceding commission of $0.1 million resulting from lower underwriting profits of $0.4 million due to less favorable loss experience for 2012 under certain contracts and partially offset by additional service and administrative fees of $0.3 million from increased insurance production in 2012. Net investment income on our portfolio decreased by $0.4 million due to lower investment yields. Net realized gains on the sale of investments decreased by $1.2 million due to the sale of assets in the first six months of 2011 not repeated in the 2012 period.

Operating expenses for the three months ended June 30, 2012 increased $0.1 million, or 1.0%, to $8.7 million from $8.6 million for the same period in 2011. This increase resulted primarily from growth in variable expenses to expand the business.

Operating expenses for the six months ended June 30, 2012 decreased $0.8 million, or 4.4%, to $16.6 million from $17.4 million for the same period in 2011. This decrease resulted primarily from $0.4 million in reduced personnel costs in our core business.

EBITDA for the three months ended June 30, 2012 increased $1.2 million, or 23.0%, to $6.3 million from $5.1 million for the same period in 2011. EBITDA margin was 41.8% and 37.1% for the three months ended June 30, 2012 and 2011, respectively.

EBITDA for the six months ended June 30, 2012 increased $0.9 million, or 8.0%, to $11.5 million from $10.7 million for the same period in 2011. EBITDA margin was 40.9% and 38.0% for the six months ended June 30, 2012 and 2011, respectively.

BPO Segment
The BPO segment for 2012 includes a full three and six months of results for PBG which was acquired in October 2011.

Revenues for the three months ended June 30, 2012 increased $0.7 million or 19.5%, to $4.4 million from $3.7 million for the same period in 2011. The increase in 2012 was primarily due to the additional revenues of $0.8 million from our PBG acquisition offset by lower service and administrative fees for our insurance company clients which decreased $0.6 million due to continued

regulatory changes that slowed the production for one of our main customers in 2012. This was offset by an increase in service and administrative fees of $0.4 million on debt cancellation programs of credit card companies and $0.2 million fee for the implementation of a new term life program for a new life insurance carrier client.

Revenues for the six months ended June 30, 2012 increased $1.4 million or 18.7%, to $8.6 million from $7.3 million for the same period in 2011. The increase in 2012 was primarily due to the additional revenues of $1.8 million from our PBG acquisition which was partially offset by lower service and administrative fees for our insurance company clients which decreased $1.3 million due to regulatory changes that slowed the production for one of our main customers in 2012. This was offset by an increase in service and administrative fees of $0.8 million on debt cancellation programs of credit card companies and $0.2 million fee for the implementation of a new term life program for a new life insurance carrier client.

Operating expenses for the three months ended June 30, 2012 increased $0.5 million or 18.5%, to $3.4 million from $2.8 million for the same period in 2011. The increase in 2012 resulted primarily from additional expenses of $1.0 million from our PBG acquisition, offset by a $0.5 million reduction in operating expenses resulting from lower variable costs for processing and fulfillment associated with the decline in Consecta revenue.

Operating expenses for the six months ended June 30, 2012 increased $1.0 million or 19.0%, to $6.5 million from $5.4 million for the same period in 2011. The increase in 2012 resulted primarily from additional expenses of $1.9 million from our PBG acquisition, offset by a $0.9 million reduction in operating expenses resulting from lower variable costs for processing and fulfillment associated with the decline in Consecta revenue.

EBITDA for the three months ended June 30, 2012 was $1.1 million compared to $0.9 million for the same period in 2011. EBITDA margin was 24.0% and 23.4% for the three months ended June 30, 2012 and 2011, respectively.

EBITDA for the six months ended June 30, 2012 was $2.1 million compared to $1.8 million for the same period in 2011. EBITDA margin was 24.7% and 24.9% for the six months ended June 30, 2012 and 2011, respectively.

Brokerage Segment
The Brokerage segment for 2012 includes a full three and six months of results for eReinsure. For the 2011 periods, the three months ended June 30, 2011 includes a full three months of results and the 2011 year to date period includes eReinsure's results from the acquisition on March 3, 2011. The results for CIRG which was sold in July 2011 are included in the three and six months ended June 30, 2011.

Revenues of $9.8 million for the three months ended June 30, 2012 were comprised primarily of $6.8 million in standard commissions and fees, $0.4 million in profit commissions, $0.5 million of premium financing and collateral recovery fees. and $2.1 million in fees from eReinsure. Revenues of $9.8 million for the three months ended June 30, 2011 were comprised primarily of $6.5 million in standard commissions and fees, $0.2 million in profit commissions, $2.5 million in fees from eReinsure, and $0.6 million of debt collection, premium financing and collateral recovery fees.

Revenues increased $1.1 million or 5.8% to $19.8 million for the six months ended June 30, 2012 from $18.7 million and were comprised primarily of $12.5 million in standard commissions and fees, $2.1 million in profit commissions, $1.0 million of premium financing and collateral recovery fees and $4.3 million in fees from eReinsure. Revenues of $18.7 million for the six months ended June 30, 2011 were comprised primarily of $12.2 million in standard commissions and fees, $1.6 million in profit commissions, $3.3 million in fees from eReinsure, and $1.6 million of debt collection, premium financing and collateral recovery fees.

Operating expenses for the three months ended June 30, 2012 decreased $0.3 million or 4.0% to $7.2 million, from $7.5 million for the same period in 2011. For the three months ended June 30, 2012 and 2011, the majority of our expenses were personnel costs, which totaled $5.5 million and $5.4 million, respectively. For the three months ended June 30, 2012 and 2011, eReinsure accounted for $1.1 million of the personnel costs and $0.3 million of the operating expenses compared to $1.0 million and $0.3 million, respectively for the same period in 2011.

Operating expenses for the six months ended June 30, 2012 were $14.3 million, compared to $14.3 million for the same period in 2011. For the six months ended June 30, 2012 and 2011, the majority of our expenses were personnel costs, which totaled $10.6 million and $10.0 million, respectively. For the six months ended June 30, 2012 and 2011, eReinsure accounted for $2.1 million of the personnel costs and $0.6 million of the operating expenses compared to $1.3 million and $0.4 million, respectively for the same period in 2011.

EBITDA, for the three months ended June 30, 2012 was $2.6 million compared to $2.3 million for the same period in 2011.

EBITDA margin was 26.2% and 23.5% for the three months ended June 30, 2012 and 2011, respectively.

EBITDA, for the six months ended June 30, 2012 was $5.5 million compared to $4.4 million for the same period in 2011. EBITDA margin was 27.8% and 23.4% for the six months ended June 30, 2012 and 2011, respectively.

Corporate Segment
No income or expenses were allocated to the Corporate segment for the three or six months ended June 30, 2012.

Operating expenses for the three and six months ended June 30, 2011 were $1.7 million and were attributable to a combination of professional fees, transaction costs and costs associated with the moving of our corporate headquarters.

Goodwill by Business Segment
During the three months ended March 31, 2012, we determined the final valuation for eReinsure and reduced the amount of goodwill associated with this acquisition by $2.6 million to reflect the final valuation of intangibles acquired. In addition, we reduced goodwill by $2.7 million to reflect preliminary adjustments to intangibles for the 2011 acquisition of PBG.

The following table shows goodwill assigned to each business segment at: (in thousands)	June 30, 2012
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental Car Club	5,427
United Motor Club	4,581
Auto Knight	3,219
Total Payment Protection	36,632
BPO:
Summit Partners Transactions	8,902
PBG	4,036
Total BPO	12,938
Brokerage:
Bliss & Glennon	30,085
South Bay	478
eReinsure	23,512
Total Brokerage	54,075
Total Goodwill	$103,645

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At June 30, 2012, we had total available-for-sale and short-term investments of $94.6 million, which includes restricted investments of $19.0 million, cash and cash equivalents of $28.4 million and $13.0 million of available capacity on our revolving credit facility. At December 31, 2011, we had total investments of $95.8 million. which includes restricted investments of $18.3 million, cash and cash equivalents of $31.3 million and $12.0 million of available capacity on our revolving credit facility. Our total indebtedness was $107.0 million at June 30, 2012 compared to $108.0 million at December 31, 2011.

On August 2, 2012, we entered into a new credit facility, which is described in the section below, "$125.0 million Credit Facility."

We believe that our cash flow from operations and our availability under our revolving credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We intend to use a portion of our available cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing revolving credit facility upon maturity in August 2017.

Common Stock Repurchase Program
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a subsequent resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. For the three months ended June 30, 2012, we repurchased a total of 164,817 shares at an average price of $8.17 per share at a total cost of $1.3 million. For the six months ended June 30, 2012, we repurchased a total of 360,577 shares at an average price of $7.60 per share at a total cost of $2.7 million.

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

(in thousands)	June 30, 2012	December 31, 2011
Ordinary dividends	$—	$7,558
Extraordinary dividends	—	830
Total dividends	$—	$8,388

$85.0 Million Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, N.A., which was set to mature in June 2013 (the "Facility"). The Facility accrued interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to our leverage ratio. At our discretion, we were able to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed Eurodollar Funding rate equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to our leverage ratio.

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

We were required to pay a commitment fee of between 0.45% and 0.60% (based upon our leverage ratio) on the unused portion of the Facility. The purpose of the facility was for working capital and acquisitions. Interest on the line of credit was payable monthly. Our obligations under the Facility were guaranteed by substantially all of our domestic subsidiaries, other than South Bay and the regulated insurance subsidiaries. Under the Facility, we were not able to assign, sell, transfer or dispose of any collateral or effect certain changes to our capital structure and the capital structure of our subsidiaries without the Agent's prior consent.

At June 30, 2012, we were in compliance with all covenants on our Facility.

On August 2, 2012, we terminated the $85.0 million revolving credit facility with SunTrust Bank, N.A. and entered into a new $125.0 million credit facility discussed below. In connection with the termination of the SunTrust Bank, N.A. revolving credit facility, we will incur a charge of $0.7 million during the three months ended September 30, 2012 for previously capitalized transaction costs associated with this revolving credit facility.

$125.0 Million Credit Facility
On August 2, 2012, we entered into a five-year $125.0 million secured credit agreement (the "Credit Agreement") with a syndicate of lenders, including Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent")  The Credit Agreement provides for a $50.0 million term loan facility (the "Term Loan Facility"), as well as a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.

At our election, borrowings under the Revolving Facility will bear interest either at the base rate plus an applicable interest margin or the adjusted LIBO rate plus an applicable interest margin; provided, however, that all swingline loans will be base rate loans. The base rate is a fluctuating interest rate equal to the highest of: (i) Wells Fargo's publicly announced prime lending rate; (ii) the federal funds rate plus 0.50%; and (iii) the adjusted LIBO rate, determined on a daily basis for an interest period of one month, plus 1.0%. The adjusted LIBO rate is the rate per annum obtained by dividing (i) the London interbank offered rate ("LIBOR") for such interest period by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage (as defined in the Credit Agreement). The interest margin over the adjusted LIBO rate, initially set at 2.75%, may increase (to a maximum amount of 3.0%) or decrease (to a minimum amount of 2.0%) based on changes in our leverage ratio. The interest margin over the base rate, initially set at 1.75%, may increase (to a maximum amount of 2.0%) or decrease (to a minimum amount of 1.0%) based on changes in our leverage ratio.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a commitment fee, initially equal to 0.40% per annum of the unused amount of the Revolving Facility. The percentage rate of such fee may increase (to a maximum amount of .45%) or decrease (to a minimum amount of .25%) based on changes in the Borrowers' leverage ratio. The amount of outstanding swingline loans is not considered usage of the Revolving Facility for the purpose of calculating the commitment fee. We are also required to pay letter of credit participation fees on the undrawn amount of all outstanding letters of credit. We paid one-time upfront fees of approximately $1.3 million to Wells Fargo in connection with the execution of the Credit Agreement.

We may, at our option, prepay any borrowing, in whole or in part, at any time and from time to time without premium or penalty. However, after the end of our fiscal year (commencing with the fiscal year ending December 31, 2015), we are required to make mandatory principal prepayments of loans under the Facilities in an amount determined under the Credit Agreement based upon a percentage (from a maximum of 50% to a minimum of 0% based on the Borrowers' leverage ratio) of our Excess Cash Flow (as defined in the Credit Agreement) minus certain off set amounts relating to permitted acquisitions of ours.

The Credit Agreement contains certain customary representations, warranties and covenants applicable to us for the benefit of the Administrative Agent and the lenders. We may not assign, sell, transfer or dispose of any collateral or effect certain changes to our capital structure and the capital structure of our subsidiaries without the Administrative Agent's prior consent. Our obligations under the Facilities may be accelerated or the commitments terminated upon the occurrence of an event of default under the Credit Agreement, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default. The Credit Agreement also contains the following financial covenants, which require us to maintain, as of the end of each fiscal quarter:

•	a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 3.50:1.00, with step-downs to 3.25:1.00 on December 31, 2013 and 3.00:1.00 on December 31, 2014;

•	a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 2.00:1.00;

•	a minimum Reinsurance Ratio (as defined in the Credit Agreement) of 50.0%; and

•
a minimum NAIC Risk Based Capital Ratio (as defined in the National Association of Insurance Commissioners ("NAIC") standards, calculated as of the end of each fiscal year, to the "authorized control level," as defined by the NAIC in its standards) of 250.0%, applicable to each regulated insurance subsidiary of the Borrowers.

Preferred Trust Securities
In connection with the Summit Partners Transactions, our subsidiary, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due in 2037. The preferred trust securities accrued interest at a rate of 9.61% per annum until the June 2012 interest payment date, thereafter, interest accrues at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We were not permitted to redeem the preferred trust securities until after the June 2012 interest payment date, thereafter we may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly.

In April 2011, we entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float and will expire in June 2017.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. At June 30, 2012, the overall credit quality of the investment portfolio was rated A+ by Standard and Poor's Rating Service.

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

As of June 30, 2012, we held 25 fixed maturity and 3 equity securities in unrealized loss positions. Based on our quarterly review, none of the fixed maturity and equity securities were deemed to be other-than temporarily impaired since we do not intend to sell these investments and believe we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. Accordingly, no impairment charges were recorded for the three months ended June 30, 2012. As of June 30, 2011, there were 47 fixed maturity and 14 equity securities in unrealized loss positions. For the three months ended June 30, 2011, based on our quarterly review, none of the fixed maturity and equity securities were deemed to be other-than-temporarily impaired and accordingly, no impairment charges were recorded for the period. Please see the footnote, "Investments" in the Notes to the Consolidated Financial Statements for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Six Months Ended
Cash provided by (used in):	June 30, 2012	June 30, 2011
Operating activities	$10,663	$(1,005)
Investing activities	(10,079)	(43,379)
Financing activities	(3,573)	18,975
Net change in cash and cash equivalents	$(2,989)	$(25,409)

Operating Activities
Net cash provided by operating activities was $10.7 million for the six months ended June 30, 2012 compared to net cash used in operating activities of $1.0 million, for the same period in 2011. For the six months ended June 30, 2012, our net cash provided by operating activities was attributable to net income and an increase in accrued expenses, accounts payable, income taxes and other liabilities, that was partially offset by a increase accounts and premiums receivable and other receivables. For the six months ended June 30, 2011, our net cash used by operating activities was attributable to the decrease in unearned premiums, unpaid claims and payments made for accrued expenses, accounts payable and other liabilities partially offset by our net income.

Investing Activities
Net cash used in investing activities was $10.1 million for the six months ended June 30, 2012 and $43.4 million for the same period in 2011. For the six months ended June 30, 2012, net cash used in investing activities was for the purchase of fixed maturity and equity securities and property and equipment along with an increase in restricted cash, partially offset by the sale and maturity of fixed maturity investments. For the six months ended June 30, 2011, net cash used in investing activities primarily reflected cash used for the acquisitions of Auto Knight and eReinsure and the purchases of fixed maturity securities, partially offset by the sale of fixed maturity investments.

Financing Activities
Net cash used in financing activities was $3.6 million for the six months ended June 30, 2012 compared to $19.0 million of net cash provided by financing activities for the same period in 2011. For the six months ended June 30, 2012, net cash used in financing activities primarily reflected the use of $2.7 million to repurchase 360,577 shares of our common stock under our stock repurchase plan and borrowings under our lines of credit of $53.2 million, which was partially offset by $54.2 million used to pay-down our credit facilities. For the six months ended June 30, 2011, net cash provided by financing activities reflected additional borrowings under our lines of credit of $75.5 million, of which approximately $41.8 million was used to complete the acquisitions of Auto Knight and eReinsure, which was partially offset by $43.0 million used to make pay-downs on our credit facilities and $10.7 million used for the redemption of our redeemable preferred stock.

Contractual Obligations and Other Commitments We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of June 30, 2012, are detailed in the table below by maturity date as of the dates indicated:

(in thousands)	Payments Due by Period
	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Notes payable (1)	$72,000	$—	$—	$—	$72,000
Preferred trust securities	—	—	—	35,000	35,000
Policyholder account balances	2,161	7,255	4,349	13,177	26,942
Unpaid claims (2)	27,893	3,355	312	58	31,618
Total	$102,054	$10,610	$4,661	$48,235	$165,560
(1) Represents the amount outstanding at June 30, 2012 on the $85.0 million SunTrust Bank, N.A. revolving credit facility, which was terminated and paid off in August 2012 upon entry into a new $125.0 million credit facility with Wells Fargo Bank, N.A., which has a five year term. For more information on the credit facility with Wells Fargo Bank, N.A. please see the section above titled "$125.0 Million Credit Facility" and Note 19 to the Consolidated Financial Statements.

(2) Estimated. Net unpaid claims are: total $12,931; less than 1 year $11,407; 1-3 years $1,372; 3-5 years $128; and more than 5 years $24.

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

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed maturity securities primarily in the United States. There are two forms of interest rate risk: price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments fall, and conversely, as interest rates fall, the market value of these investments rise. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of June 30, 2012, we had $72.0 million outstanding under our revolving credit facility with SunTrust at an interest rate of 4.64%. Our revolving credit facility allows the Company to select from various borrowing terms and rates that best fit the Company's interest rate risk profile and funding requirements.

We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. In April 2011, we entered into a forward starting interest rate swap transaction to convert the floating rate portion of our preferred trust securities to a fixed rate. The Swap, commenced in June 2012 and expires in June 2017. This transaction swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%.

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

At June 30, 2012, approximately 65.8% of our $191.7 million in reinsurance receivables, compared to 69.4% or $194.7 million, at December 31, 2011, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best or is supported by letters of credit.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 58% at June 30, 2012 compared to 79% at December 31, 2011, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2012 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The "Evaluation of Disclosure Controls and Procedures" in this Item 4 is the Evaluation referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to claims and litigation in the normal course of our operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In the Payment Protection segment, the Company is currently a defendant in lawsuits that relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim.  Such litigation includes Lawson v. Life of the South Insurance Co., which was filed on March 13, 2006, in the Superior Court of Muscogee County, Georgia, and later moved to the United States District Court for the Middle District of Georgia, Columbus Division.  The action is brought by the plaintiff, individually and on behalf of a class of all persons similarly situated.   The allegations involve the Company's alleged duty to refund unearned premiums on credit insurance policies, even when the Company has not been informed of the payoff of the underlying finance contract. The action seeks an injunction requiring remedial action, as well as a variety of damages, including punitive damages and attorney fees and costs.

A discovery stay was lifted on November 15, 2011.  The parties are currently in the midst of discovery on the class certification issue. Both parties have served and responded to Requests for Production, Requests for Admissions, and Interrogatories.  Production is on-going for both parties, and several discovery disputes have arisen.  A Motion to Compel was filed by the plaintiffs on April 9, 2012. The Company filed a Motion to Strike or Dismiss Plaintiffs' Class Action Allegations, or in the Alternative, to Deny Class Certification on May 11, 2012. To date, a class has not been certified in this action.

Also in the Payment Protection segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the court did not award sanctions, it did order the Company to subpoena certain records from its agents.  The Company is currently appealing this order. To date, no trial date has been set.

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
We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries are our principal sources of cash to meet our obligations and pay dividends, if any, on our common stock. These obligations include our operating expenses and interest and principal payments on our current and any future borrowings. The agreements governing our credit facilities restrict our subsidiaries' ability to pay dividends or otherwise transfer cash to us. Under our credit facility, our subsidiaries are permitted to make distributions to us if no default or event of default has occurred and is continuing at the time of such distribution. If the cash we receive from our subsidiaries pursuant to dividends or otherwise is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets.

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
We may need to raise additional funds in order to grow our businesses or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. A significant portion of our funding is under our existing credit facility, which matures in June 2017. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis or on acceptable terms, our ability to expand, develop or enhance our services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

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

Premium pricing within the commercial property and casualty insurance market in which we operate historically has been cyclical based on the underwriting capacity of the insurance carriers operating in this market and has been impacted by general economic conditions. In a period of decreasing insurance capacity, insurance carriers typically raise premium rates. This type of market frequently is referred to as a "hard" market. In a period of increasing insurance capacity, insurance carriers tend to reduce premium rates. This type of market frequently is referred to as a "soft" market, which the commercial P&C market has experienced since 2006, with a slight firming of the market in 2012. Because our commission rates usually are calculated as a percentage of the gross premium charged for the insurance products that we place, our revenues are affected by the pricing cycle of the market and the amount of risk that is insured. General economic conditions may impact the amount of risk that is insured by companies by affecting the value of the insured properties, the size of company workforces and the willingness of companies to self-insure certain risks to reduce insurance expenses. The frequency and severity of natural disasters and other catastrophic events can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles. The cyclical nature of premium pricing in the commercial property and casualty insurance market may make our results of operations volatile and unpredictable. To the extent that an economic downturn and/or "soft" market persists for an extended period of time, our Brokerage commissions and fees, financial condition and results of operations may be materially and adversely affected.

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
We retain confidential information in our information systems, and we are subject to a variety of privacy regulations and confidentiality obligations. For example, some of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect confidential information we obtain from our clients. These obligations generally require us, in accordance with applicable laws, to protect such information to the same extent that we protect our own confidential information. We have implemented physical, administrative and logical security systems with the intent of maintaining the physical security of our facilities and systems and protecting our, our clients' and their customers' confidential information and personally-identifiable information against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of data. Despite such efforts, we maybe subject to a breach of our security systems that results in unauthorized access to our facilities and/or the information we are trying to protect. Anyone who is able to circumvent our security measures and penetrate our information systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, most states require that customers be notified if a security breach results in the disclosure of personally-identifiable customer information. Any compromise of the security of our information systems that results in inappropriate disclosure of such information could result in, among other things, unfavorable publicity and damage to our reputation, governmental inquiry and oversight, difficulty in marketing our services, loss of clients, significant civil and criminal liability and the incurrence of significant technical, legal and other expenses, any of which may have a material adverse effect on our results of operations and financial condition.

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

With regard to payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders' sales of those products. Our ability to administer those products on behalf of financial institutions is dependent upon their continued ability to sell those products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our administration services and fees revenues would be adversely affected. The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") within the Federal Reserve, which will add new regulatory oversight for these lender products. The full impact of this oversight cannot be determined until the CFPB begins to implement regulations.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $107.0 million at June 30, 2012 compared to $108.0 million at December 31, 2011. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
Our credit facility, entered into in August 2012, with Wells Fargo Bank is secured by substantially all of our property and assets and property and assets owned by LOTS Intermediate Co. and certain of our subsidiaries that act as guarantors of our existing indebtedness. Such assets include the stock of LOTS Intermediate Co. and the right, title and interest of the borrowers and each guarantor in their respective material real estate property, fixtures, accounts, equipment, investment property, inventory, instruments, general intangibles, intellectual property, money, cash or cash equivalents, software and other assets and, in each case, the proceeds thereof, subject to certain exceptions. In the event of a default under our indebtedness, the lender could foreclose against the assets securing such obligations. A foreclosure on these assets would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Our most recent evaluation resulted in our conclusion that as of December 31, 2011, we were in compliance with Section 404 of SOX. In addition, our management concluded that our internal control over financial reporting was effective as of our most recent quarter end. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 62.9% of our outstanding common stock at June 30, 2012. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At June 30, 2012, we had 20,650,671 shares of common stock outstanding, including shares held in treasury, with our directors,

executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in Delaware, Georgia, Mississippi and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of the capital stock of Fortegra generally will be presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Issuer Purchases of Equity Securities
As of June 30, 2012, Fortegra had an active share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock to be purchased from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity for the quarter ended June 30, 2012:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum approximate dollar value of shares that May Yet Be Purchased Under the Plan
					667,314	$6,053,905
April 1, 2012	to	April 30, 2012	54,945	$8.38	54,945	5,593,342
May 1, 2012	to	May 31, 2012	41,416	8.15	41,416	5,255,839
June 1, 2012	to	June 30, 2012	68,456	8.01	68,456	4,707,525
Total			164,817	$8.17	832,131

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits filed with, furnished with, or incorporated by reference into this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date:	August 14, 2012	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
1.1	Form of Underwriting Agreement.	**
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
** (2)
10.32	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	** (2)
10.33	Form of Restricted Stock Award Agreement for Directors.	** (1)
10.34	Form of Restricted Stock Award Agreement for Employees.	** (1)
10.35	Form of Restricted Stock Award Agreement (Bonus Pool).	** (1)
10.36	Form of Nonqualified Stock Option Award Agreement.	** (1)
10.37	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	** (1)
10.38	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	Filed Herewith (1)
10.39	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	Filed Herewith (1)
10.40	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	Filed Herewith (1)
10.41	Credit Agreement, dated August 2, 2012, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers; the initial lenders named therein; Wells Fargo Bank, N.A., as administrative agent, swingline lender, and issuing lender; Wells Fargo Securities, LLC, as bookrunner and joint lead arranger; and Synovus Bank as joint lead arranger and syndication agent.	(4)

EXHIBIT NUMBER	DESCRIPITON OF EXHIBITS	EXHIBIT LOCATION
10.42	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries of Fortegra Financial Corporation and LOTS Intermediate Co., as guarantors, and Wells Fargo Bank, N.A.	(4)
10.43	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTS Intermediate Co., as pledgors, and Wells Fargo Bank, N.A.	(4)
10.44	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as grantors, and Wells Fargo Bank, N.A.	(4)
10.45	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTS Intermediate Co., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as grantors, and Wells Fargo Bank, N.A.	(4)
10.46	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as grantor, and Wells Fargo Bank, N.A.	(4)
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income (Unaudited) for the three months and six ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) for the six month ended June 30, 2012 , (v) the Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements (Unaudited).
Submitted electronically herewith (5)

**	Incorporated by reference from the related exhibit number to the Registrant's Registration Statement on Form S-1 (File No. 333-16955) and amendments thereto, originally filed on September 23, 2010.
(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment has been granted with respect to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference from the related exhibit number to the Registrant's Form 8-K, filed on March 7, 2011.
(4)	Incorporated by reference from the related exhibit number to the Registrant's Form 8-K, filed on August 6, 2011.
(5)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.