Form 10-Q
period 2012-09-30
Fortegra Financial Corp
filed 2012-11-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 OR

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 31, 2012 was 19,657,152.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED
September 30, 2012

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q ("Form 10-Q") to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
 This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such act for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under Part I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Part II, ITEM 1A. RISK FACTORS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary materially from those projected in these forward-looking statements.

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

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") along with the Company's other filings with the Securities and Exchange Commission ("SEC").

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	September 30, 2012	December 31, 2011
Assets:
Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $107,150 at September 30, 2012 and $92,311 at December 31, 2011)	$110,833	$93,509
Equity securities available-for-sale at fair value (cost of $5,882 at September 30, 2012 and $1,203 at December 31, 2011)	6,085	1,219
Short-term investments	970	1,070
Total investments	117,888	95,798
Cash and cash equivalents	11,284	31,339
Restricted cash	21,232	14,180
Accrued investment income	1,115	929
Notes receivable, net	4,281	3,603
Accounts and premiums receivable, net	25,056	20,172
Other receivables	15,708	9,103
Reinsurance receivables	197,184	194,740
Deferred acquisition costs	56,903	55,467
Property and equipment, net	17,227	14,666
Goodwill	104,668	104,500
Other intangibles, net	50,803	54,410
Other assets	6,452	6,070
Total assets	$629,801	$604,977

Liabilities:
Unpaid claims	$32,041	$32,583
Unearned premiums	231,114	227,929
Policyholder account balances	26,223	28,040
Accrued expenses, accounts payable, income taxes and other liabilities	51,785	35,446
Deferred revenue	19,164	20,781
Note payable	71,168	73,000
Preferred trust securities	35,000	35,000
Deferred income taxes, net	26,023	24,614
Total liabilities	492,518	477,393
Commitments and Contingencies (Note 16)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,681,252 and 20,561,328 shares issued at September 30, 2012 and December 31, 2011, respectively, including shares in treasury	207	206
Treasury stock, at cost; 1,024,212 shares and 516,132 shares at September 30, 2012 and December 31, 2011, respectively	(6,651)	(2,728)
Additional paid-in capital	97,095	96,199
Accumulated other comprehensive loss, net of tax	(673)	(1,754)
Retained earnings	46,725	35,150
Stockholders' equity before non-controlling interest	136,703	127,073
Non-controlling interest	580	511
Total stockholders' equity	137,283	127,584
Total liabilities and stockholders' equity	$629,801	$604,977

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Service and administrative fees	$10,056	$10,125	$28,790	$28,041
Brokerage commissions and fees	8,411	8,611	27,295	25,686
Ceding commission	11,122	7,027	25,396	21,428
Net investment income	744	801	2,219	2,636
Net realized (losses) gains on the sale of investments	(16)	1,196	(6)	2,423
Net earned premium	33,893	28,673	97,770	84,646
Other income	52	18	172	138
Total revenues	64,262	56,451	181,636	164,998

Expenses:
Net losses and loss adjustment expenses	11,430	9,714	32,272	28,338
Commissions	21,548	17,926	61,479	53,766
Personnel costs	12,708	10,945	36,467	33,365
Other operating expenses	7,959	7,267	21,635	23,779
Depreciation	871	886	2,584	2,283
Amortization of intangibles	1,127	998	3,775	3,428
Interest expense	2,025	1,906	5,267	5,862
Loss on sale of subsidiary	—	477	—	477
Total expenses	57,668	50,119	163,479	151,298
Income before income taxes and non-controlling interest	6,594	6,332	18,157	13,700
Income taxes	2,455	2,259	6,520	4,847
Income before non-controlling interest	4,139	4,073	11,637	8,853
Less: net income (loss) attributable to non-controlling interest	29	1	62	(171)
Net income	$4,110	$4,072	$11,575	$9,024

Earnings per share:
Basic	$0.21	$0.20	$0.59	$0.44
Diluted	$0.20	$0.19	$0.56	$0.42
Weighted average common shares outstanding:
Basic	19,531,694	20,404,441	19,705,105	20,355,057
Diluted	20,463,238	21,214,365	20,620,084	21,375,184

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$4,110	$4,072	$11,575	$9,024

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities
Unrealized holding gains arising during the period	1,432	720	2,666	1,165
Related tax (expense) benefit	(501)	(252)	(933)	(454)
Less: reclassification of losses (gains) included in net income	16	(1,196)	6	(2,423)
Related tax (expense) benefit	(6)	419	(2)	848
Unrealized gains (losses) on available-for-sale securities, net of tax	941	(309)	1,737	(864)

Interest rate swap
Unrealized loss on interest rate swap	(159)	(2,030)	(915)	(3,300)
Related tax benefit	55	710	320	1,155
Add: reclassification of losses included in net income	(39)	—	(83)	—
Related tax expense	15	—	29	—
Unrealized loss on interest rate swap, net of tax	(128)	(1,320)	(649)	(2,145)
Other comprehensive income (loss) income before non-controlling interest, net of tax	813	(1,629)	1,088	(3,009)
Less: comprehensive income attributable to non-controlling interest	6	—	7	4
Other comprehensive income (loss)	807	(1,629)	1,081	(3,013)
Comprehensive income	$4,917	$2,443	$12,656	$6,011

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2011, as previously reported	20,561,328	$206	(516,132)	$(2,728)	$96,199	$(1,754)	$39,822	$532	$132,277
Cumulative effect of adjustment resulting from new accounting guidance	—	—	—	—	—	—	(4,672)	(21)	(4,693)
Balance, December 31, 2011, restated	20,561,328	206	(516,132)	(2,728)	96,199	(1,754)	35,150	511	127,584
Net income	—	—	—	—	—	—	11,575	62	11,637
Other comprehensive income	—	—	—	—	—	1,081	—	7	1,088
Stock-based compensation	90,519	1	—	—	710	—	—	—	711
Shares issued for the Employee Stock Purchase Plan	29,405	—	—	—	167				167
Treasury stock purchased	—	—	(508,080)	(3,923)	—	—	—	—	(3,923)
Options exercised, net of forfeitures	—	—	—	—	19	—	—	—	19
Balance, September 30, 2012	20,681,252	$207	(1,024,212)	$(6,651)	$97,095	$(673)	$46,725	$580	$137,283

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities
Net income	$11,575	$9,024
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred policy acquisition costs	(1,437)	3,369
Depreciation and amortization	6,359	5,711
Deferred income tax expense	822	2,704
Net realized loss (gains) on the sale of investments	6	(2,423)
Loss on sale of subsidiary	—	477
Stock-based compensation expense	711	615
Amortization of premiums and accretion of discounts on investments	932	408
Non-controlling interest	62	(171)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(186)	39
Accounts and premiums receivable, net	(4,884)	(5,300)
Other receivables	(6,605)	8,152
Reinsurance receivables	(2,444)	(527)
Other assets	(382)	559
Unpaid claims	(542)	(2,296)
Unearned premiums	3,185	6,558
Policyholder account balances	(1,817)	—
Accrued expenses, accounts payable, income taxes and other liabilities	15,340	(20,964)
Deferred revenue	(1,617)	(5,595)
Net cash flows provided by operating activities	19,078	340
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	8,052	7,418
Proceeds from sales of available-for-sale investments	4,980	33,663
Proceeds from maturities of short term investments	100	100
Purchases of available-for-sale investments	(33,484)	(37,859)
Purchases of property and equipment	(5,174)	(5,411)
Net paid for acquisitions of subsidiaries, net of cash received	(308)	(40,611)
Sale of subsidiary, net of cash paid	—	(153)
Net (issuance) proceeds from notes receivable	(678)	24
Change in restricted cash	(7,052)	6,043
Net cash flows used in investing activities	(33,564)	(36,786)
Financing activities
Payments on notes payable	(126,200)	(64,263)
Proceeds from notes payable	124,368	91,550
Payments for initial public offering costs	—	(827)
Payments on redeemable preferred stock	—	(10,940)
Net proceeds from exercise of stock options	19	651
Purchase of treasury stock	(3,923)	—
Net proceeds received from stock issued in the Employee Stock Purchase Plan	167	—
Net cash flows (used in) provided by financing activities	(5,569)	16,171
Net decrease in cash and cash equivalents	(20,055)	(20,275)
Cash and cash equivalents, beginning of period	31,339	43,389
Cash and cash equivalents, end of period	$11,284	$23,114

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (Traded on the New York Stock Exchange under the symbol: FRF), including its subsidiaries ("Fortegra" or the "Company"), is a diversified insurance services company headquartered in Jacksonville, Florida that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The Consolidated Financial Statements include the Company and its majority-owned and controlled subsidiaries, including:

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

1. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC" or "the guidance") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's Annual Report.

The interim financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments and the adjustments for the retrospective adoption of the new accounting guidance for Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts as described in Note 3, necessary to present fairly Fortegra's financial position, results of operations and other comprehensive income for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2012.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of September 30, 2012 and 2011 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report, except as discussed in Note 3 of this Form 10-Q for the adoption of the new guidance on Accounting

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

for Costs Associated with Acquiring or Renewing Insurance Contracts effective January 1, 2012.

Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third-party ownership of 15% of the common stock of SFLAC has been reflected as non-controlling interest on the Consolidated Balance Sheets. Income (loss) attributable to SFLAC's minority shareholders has been reflected on the Consolidated Statements of Income as income (loss) attributable to non-controlling interest and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interest.

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

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no material impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity, except as disclosed in Note 3.

Change in Accounting Estimate - Unearned Premium Reserves for the Payment Protection Segment
Prior to the three months ended September 30, 2012, the Company's method of estimating unearned premium reserves in relation to the loss patterns and the related recognition of income for certain types of credit property and vendor single interest payment protection products was based on the pro-rata method.  The use of the pro-rata method was based on the best information available at the time the Company's financial statements were prepared.

During the past two years the Company has increased the volume of business related to these product types, thereby increasing the volume of policy and claims data specific to the Company's product types. During the three months ended September 30, 2012, the Company determined it had accumulated a sufficient volume of policy and claims data to be able to perform an actuarial analysis in order to determine the preferable estimation approach. As a result of the analysis of the recently collected additional data, the Company has gained better insight into its product loss patterns and can provide improved judgment and estimation to more accurately calculate the unearned premium reserves and the associated recognition of income. Upon completion of the analysis, Management determined that the Rule of 78s applied on a daily basis provides a more accurate representation of historical loss patterns and the recognition of the related income; as such, the estimation method was changed. The change in approach has been accounted for as a change in accounting estimate that is effected by a change in accounting principle and is justifiable in that it is the preferable approach for income recognition based on the Company's actuarial study.  This change in accounting estimate was applied prospectively in accordance with ASC 250-10-45-18. Summarized below is the effect of the change in accounting estimate on the Consolidated Statement of Income for the following periods:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

For the Three and Nine Months Ended
September 30, 2012
Revenues:
Net earned premium	$1,845
Ceding commission	2,135
Net increase to total revenues from the change in accounting estimate	3,980
Expenses:
Commissions	2,739
Other operating expenses	(268)
Net increase to total expenses from the change in accounting estimate	2,471
Net increase to income before income taxes from the change in accounting estimate	1,509
Income taxes	533
Net increase to net income from the change in accounting estimate	$976

Increase to earnings per share from the change in accounting estimate:
Basic	$0.05
Diluted	$0.05

Immaterial Correction of Prior Period Errors
Prior to the filing of the Company’s Form 10-Q for the three months ended September 30, 2012, the Company identified errors related to the purchase accounting adjustments for the April 2009 acquisition of B&G and the 2011 acquisition of Auto Knight. As a result, the Company’s historical balances for goodwill, property and equipment and deferred taxes were incorrectly reported in prior period filings for the years ending December 31, 2009, 2010 and 2011, respectively. Management evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that the errors were immaterial to each of the prior periods noted above.

As a result, in this Form 10-Q, the Consolidated Balance Sheet data as of December 31, 2011 has been revised to reflect the correction of the error associated with the Auto Knight acquisition. This correction increased goodwill by $0.6 million and increased deferred income tax liabilities by $0.6 million.

In addition, the Consolidated Balance Sheet data as of December 31, 2009 has been revised to reflect the correction of the error associated with the B&G acquisition. This correction increased goodwill by $0.4 million, decreased deferred income tax liabilities by $0.3 million and decreased property and equipment by $0.7 million. The revised financial data will be reflected in future filings containing Consolidated Balance Sheet information for the year ending December 31, 2009.

Subsequent Events
The Company reviewed all material subsequent events that occurred up to the date the Company's Consolidated Financial Statements were issued to determine whether any event required recognition or disclosure in the financial statements and/or disclosure in the notes thereto. For more information, please see the note, "Subsequent Events."

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 820), which changes the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. This guidance became effective for the Company on January 1, 2012 and only requires a change in the format of the presentation of comprehensive income. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which updates the accounting for deferred acquisition costs. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling. The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company retrospectively adopted the new standard on January 1, 2012. As of January 1, 2011, the beginning of the earliest period presented, the cumulative effect of the adjustment recorded to adopt this guidance resulted in decreases of $6.4 million to deferred acquisition costs, $2.3 million to deferred income taxes and $4.2 million to retained earnings. The following tables present the effect of the retrospective adoption on the Company's Consolidated Financial Statement line items for prior periods:

	December 31, 2011
Consolidated Balance Sheets	As Previously Reported (1)	Effect of the Change	As Restated
Assets
Deferred acquisition costs	$62,687	$(7,220)	$55,467
Total assets	$612,197	$(7,220)	$604,977

Liabilities
Deferred income taxes	$27,141	$(2,527)	$24,614
Total Liabilities	479,920	(2,527)	477,393
Stockholders' Equity
Retained earnings	39,822	(4,672)	35,150
Non-controlling interest	532	(21)	511
Total Stockholders' Equity	132,277	(4,693)	127,584
Total Liabilities and Stockholders' Equity	$612,197	(7,220)	$604,977

(1) - Includes the business acquisition valuation measurement period adjustments described in Notes 6, 7 and 8.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
Consolidated Statements of Income	As Previously Reported	Effect of the Change	As Restated	As Previously Reported	Effect of the Change	As Restated
Revenues:
Total Revenues	$56,451	$—	$56,451	$164,998	$—	$164,998
Expenses:
Net losses and loss adjustment expenses	9,714	—	9,714	28,338	—	28,338
Commissions	17,926	—	17,926	53,766	—	53,766
Personnel costs	10,945	—	10,945	33,365	—	33,365
Other operating expenses	7,171	96	7,267	23,331	448	23,779
Depreciation	886	—	886	2,283	—	2,283
Amortization of intangibles	998	—	998	3,428	—	3,428
Interest expense	1,906	—	1,906	5,862	—	5,862
Loss on sale of subsidiary	477		477	477		477
Total expenses	50,023	96	50,119	150,850	448	151,298
Income before income taxes and non-controlling interest	6,428	(96)	6,332	14,148	(448)	13,700
Income taxes	2,292	(33)	2,259	5,003	(156)	4,847
Income before non-controlling interest	4,136	(63)	4,073	9,145	(292)	8,853
Less: net (loss) income attributable to non-controlling interest	1	—	1	(171)	—	(171)
Net income	$4,135	$(63)	$4,072	$9,316	$(292)	$9,024

Earnings per share:
Basic	$0.20	$—	$0.20	$0.46	$(0.02)	$0.44
Diluted	$0.19	$—	$0.19	$0.44	$(0.02)	$0.42

Recently Issued Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. This standard requires the disclosure of both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements are effective for the Company beginning on January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the Company does not expect a significant impact on its consolidated financial position, results of operations or cash flows as a result of adoption of these new requirements.

4. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares, which includes outstanding stock options and non-vested restricted stock awards, using the treasury stock method. Potentially dilutive common shares for which the exercise price was greater than the average market price of common shares are excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Earnings per share is calculated as follows:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator for both basic and diluted earnings per share:
Net income	$4,110	$4,072	$11,575	$9,024
Denominator:
Total average basic common shares outstanding	19,531,694	20,404,441	19,705,105	20,355,057
Effect of dilutive stock options and restricted stock awards	931,544	809,924	914,979	1,020,127
Total average diluted common shares outstanding	20,463,238	21,214,365	20,620,084	21,375,184

Earnings per share-basic	$0.21	$0.20	$0.59	$0.44
Earnings per share-diluted	$0.20	$0.19	$0.56	$0.42

Weighted average anti-dilutive common shares	567,995	512,298	431,446	283,762

5. Variable Interest Entities

The Company's investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as Variable Interest Entities ("VIEs") and the Company is the primary beneficiary, in which case the investments are consolidated in accordance with ASC 810, "Consolidation." Investments that do not meet the above criteria are accounted for under the cost method.

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, because the Company has an interest due to the note financing. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations. The Company's maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable, which is presented in the table below:

	At
	September 30, 2012	December 31, 2011
The Company's maximum exposure to loss in the VIE	$1,139	$1,142

6. Business Acquisitions

The values of certain assets and liabilities acquired in acquisitions are preliminary in nature, and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and loss reserves. The valuations will be finalized within one year of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively in the consolidated financial statements.

During the three months ended March 31, 2012, the Company received the final valuation studies for identifiable intangible assets to determine the final valuation for the 2011 acquisition of eReinsure. In addition, during the three months ended September 30, 2012, the Company received the final valuation studies for identifiable intangible assets to determine the final valuation for the 2011 acquisition of PBG. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, ("ASC 805"). Please see the notes, "Goodwill," and "Other Intangible Assets," for more information on the retrospective measurement period adjustments made in 2012.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents assets acquired, liabilities assumed and goodwill recorded for the 2011 acquisitions of eReinsure and PBG based on their fair values as of the respective acquisition date and the effects of the measurement period adjustments recorded in 2012, as discussed above:

	eReinsure	PBG
ASSETS:
Cash	$3,694	$38
Investments	1,212	—
Other receivables	1,828	—
Property and equipment, net	142	65
Other intangible assets, net	13,908	3,650
Other assets	54	22
Net deferred tax asset	—	127
LIABILITIES:
Accrued expenses and accounts payable	(2,801)	(304)
Commissions payable	—	(60)
Deferred revenue	(835)	—
Net deferred tax liability	(1,783)	—
Net assets acquired	15,419	3,538
Purchase consideration (1)	38,931	7,607
Goodwill	$23,512	$4,069

(1) - Reflects a purchase price reduction of $0.3 million for the final eReinsure working capital adjustments.

7. Goodwill

During the three months ended March 31, 2012, the Company determined the final valuation for the 2011 acquisition of eReinsure, included in the Brokerage Segment. During the three months ended September 30, 2012, the Company determined the final valuation for the 2011 acquisition of PBG, included in the BPO segment. The following table shows the retrospective adjustments made to the balance of goodwill at December 31, 2011 to reflect the effect of these measurement period adjustments made in accordance with accounting requirements under ASC 805 and the adjustments made to goodwill for the immaterial error corrections under ASC 250 that are discussed in Note 2 to the Consolidated Financial Statements.

Goodwill balances by segment are as follows:	Payment Protection	BPO	Brokerage	Total
Balance as originally reported at December 31, 2011	$36,632	$15,632	$56,533	$108,797
Prior period adjustments for the B&G acquisition for the year ending December 31, 2009 increasing goodwill (1)	—	—	383	383
Goodwill adjustment under ASC 250 for the Auto Knight acquisition for the year ending December 31, 2011	608	—	—	608
Final valuation adjustments as required under ASC 805 for eReinsure	—	—	(2,626)	(2,626)
Final valuation adjustments as required under ASC 805 for PBG	—	(2,662)	—	(2,662)
Adjusted balance at December 31, 2011	37,240	12,970	54,290	104,500
Goodwill acquired during 2012	—	—	168	168
Balance at September 30, 2012	$37,240	$12,970	$54,458	$104,668

(1) - Immaterial correction of an error adjustment from the year ending December 31, 2009 is shown as an adjustment to the December 31, 2011 balance since the goodwill balances from December 31, 2009 and December 31, 2010 are not being presented in this Form 10-Q.

8. Other Intangible Assets

Other intangible assets consist of finite- and indefinite-lived intangible assets. The following table shows finite-lived other intangible assets and their respective amortization periods:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

				September 30, 2012			December 31, 2011
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer and agent relationships	5	to	15	$34,720	$(11,458)	$23,262	$34,552	$(8,724)	$25,828
Software	7	to	10	8,773	(3,114)	5,659	8,773	(2,345)	6,428
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	2,958	(2,691)	267	2,958	(2,419)	539
Total finite-lived intangible assets				$46,999	$(17,811)	$29,188	$46,831	$(14,036)	$32,795

The following table shows the carrying amount of indefinite-lived intangible assets at :	September 30, 2012	December 31, 2011
Tradenames	$21,615	$21,615

During the three months ended March 31, 2012, the Company determined the final valuation for the 2011 acquisition of eReinsure. During the three months ended September 30, 2012, the Company determined the final valuation for the 2011 acquisition of PBG. The intangible assets acquired in 2012 relate to the purchase of a book of business. The following table includes the retrospective adjustments made to the balance of other intangible assets at December 31, 2011 to reflect the effect of these measurement period adjustments made in accordance with the accounting requirements under ASC 805 and the current period activity.

Balance as originally reported at December 31, 2011	$47,022
Final valuation adjustments as required under ASC 805 for eReinsure	4,508
Final valuation adjustments as required under ASC 805 for PBG	2,880
Adjusted balance at December 31, 2011	54,410
Intangible assets acquired in 2012	168
Less:Amortization expense	3,775
September 30, 2012	$50,803

Estimated amortization of other intangible assets for the next five years and thereafter ending December 31 is presented below:

2012 (remaining three months)	$1,128
2013	4,490
2014	4,478
2015	4,471
2016	3,904
Thereafter	10,717
Total	$29,188

9. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	September 30, 2012
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$20,853	$923	$(1)	$21,775
Municipal securities	15,770	473	—	16,243
Corporate securities	69,835	2,336	(63)	72,108
Mortgage-backed securities	501	11	—	512
Asset-backed securities	191	4	—	195
Total fixed maturity securities	$107,150	$3,747	$(64)	$110,833

Common stock	$99	$18	$(5)	$112
Preferred stock	5,783	190	—	5,973
Total equity securities	$5,882	$208	$(5)	$6,085

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

	At
	September 30, 2012	December 31, 2011
Fair value of restricted investments	$19,080	$18,319

Fair value of restricted investments for special deposits required by state insurance departments	$12,375	$11,618

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At
	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,706	$5,751	$3,890	$3,923
Due after one year through five years	57,739	59,580	51,210	51,839
Due after five years through ten years	26,392	27,423	23,623	23,973
Due after ten years	16,621	17,372	11,941	12,089
Mortgage-backed securities	501	512	1,272	1,298
Asset-backed securities	191	195	375	387
Total fixed maturity securities	$107,150	$110,833	$92,311	$93,509
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater, as of:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	September 30, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$345	$(1)	6	$—	$—	—	$345	$(1)	6
Municipal securities	—	—	—	—	—	—	—	—	—
Corporate securities	10,189	(29)	11	167	(34)	1	10,356	(63)	12
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$10,534	$(30)	17	$167	$(34)	1	$10,701	$(64)	18

Common stock	$39	$(5)	2	$—	$—	—	$39	$(5)	2
Preferred stock	—	—	—	—	—	—	—	—	—
Total equity securities	$39	$(5)	2	$—	$—	—	$39	$(5)	2

	December 31, 2011
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$1,902	$(2)	7	$—	$—	—	$1,902	$(2)	7
Municipal securities	486	(1)	1	478	(4)	1	964	(5)	2
Corporate securities	16,861	(426)	26	—	—	—	16,861	(426)	26
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$19,249	$(429)	34	$478	$(4)	1	$19,727	$(433)	35

Common stock	$83	$(17)	5	$—	$—	—	$83	$(17)	5
Preferred stock	—	—	—	—	—	—	—	—	—
Total equity securities	$83	$(17)	5	$—	$—	—	$83	$(17)	5
The Company does not intend to sell the investments that are in an unrealized loss position at September 30, 2012 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. At September 30, 2012, based on management's quarterly review, the Company deemed that 1 individual equity security was other than temporarily impaired and recorded an impairment charge of $16 thousand for the three months ended September 30, 2012. For the three months and nine months ended September 30, 2011, the Company deemed that 8 individual equity securities were other than temporarily impaired and recorded an impairment charge of $0.2 million.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross proceeds from sales	$503	$11,143	$4,980	$33,663

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross realized gains	$—	$1,414	$22	$2,663
Gross realized losses	—	(68)	(12)	(90)
Total net gains from sales	$—	$1,346	$10	$2,573
Impairment write-downs (other-than-temporary impairments)	$(16)	$(150)	$(16)	$(150)
Total net realized investment (losses) gains	$(16)	$1,196	$(6)	$2,423

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following schedule details the components of net investment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Fixed income securities	$628	$782	$1,954	$2,544
Cash on hand and on deposit	47	63	143	180
Common and preferred stock dividends	77	24	191	56
Notes receivable	75	34	201	123
Other income	34	23	104	107
Investment expenses	(117)	(125)	(374)	(374)
Net investment income	$744	$801	$2,219	$2,636

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

Premiums	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$100,409	$98,287	$94,432	$80,982	$272,317	$269,132	$241,979	$235,420
Ceded	(65,935)	(64,394)	(61,361)	(52,309)	(169,971)	(171,362)	(154,227)	(150,774)
Net	$34,474	$33,893	$33,071	$28,673	$102,346	$97,770	$87,752	$84,646

Losses and LAE incurred	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Direct and assumed	$23,069	$21,589	$66,198	$60,752
Ceded	(11,639)	(11,875)	(33,926)	(32,414)
Net losses and LAE incurred	$11,430	$9,714	$32,272	$28,338

The following table reflects the components of the reinsurance receivables:	At
	September 30, 2012	December 31, 2011
Prepaid reinsurance premiums (1):
Life	$53,451	$59,545
Accident and health	33,257	30,759
Property	81,427	80,758
Total	168,135	171,062
Ceded claim reserves:
Life	1,508	1,794
Accident and health	8,966	9,896
Property	8,493	7,743
Total ceded claim reserves recoverable	18,967	19,433
Other reinsurance settlements recoverable	10,082	4,245
Reinsurance receivables	$197,184	$194,740
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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At
	September 30, 2012	December 31, 2011
Total recoverable from three unrelated reinsurers	$124,311	$124,160

The three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Because London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust and letters of credit. At September 30, 2012, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

11. Note Payable

As disclosed on August 7, 2012 in a Form 8-K, effective August 2, 2012, Fortegra terminated its existing line of credit with SunTrust Bank, N.A. and entered into a five-year $125.0 million secured credit agreement (the "Credit Agreement") with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent").  The Credit Agreement provides for a $50.0 million term loan facility (the "Term Loan Facility"), as well as a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities"). Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Borrowers may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.  In connection with the termination of the SunTrust Bank, N.A. revolving line of credit, the Company recorded a charge of $0.7 million to interest expense in the three months ended September 30, 2012 for previously capitalized transaction costs associated with this line of credit.

The Company's Note Payable consisted of the following at:	September 30, 2012	December 31, 2011
Wells Fargo Bank, N.A.- credit facility, maturing August 2017	$71,168	$—

Maximum balance allowed on Wells Fargo Bank, N.A credit facility	$125,000	$—

SunTrust Bank, N.A. - revolving credit facility, maturing June 2013	$—	$73,000

Maximum balance allowed on SunTrust Bank, N.A revolving credit facility	$—	$85,000

Interest rate on the respective note payable at the end of the respective periods:	3.59%	4.59%

Aggregate maturities for the Company's note payable at September 30, 2012 are as follows:

2012 (remaining three months)	$1,250
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	49,918
Total	$71,168

The Company must comply with various covenant requirements set forth by Wells Fargo Bank, N.A in the Credit Agreement. The following summarizes the definitions of the more significant financial covenants in effect at September 30, 2012 and the calculations used to arrive at each ratio:

Total Leverage Ratio - the ratio of (i) Consolidated Total Debt as of such date to (ii) Consolidated Adjusted EBITDA for the Measurement Period ending on or immediately prior to such date.

Fixed Charge Coverage Ratio - the ratio of (a) Consolidated Adjusted EBITDA less the actual amount paid by the Borrowers and their Subsidiaries in cash on account of Capital Expenditures less cash taxes paid by the Borrowers and their Subsidiaries to (b) Consolidated Fixed Charges, in each case for the Measurement Period ending on or immediately prior to such date.

Reinsurance Ratio - the ratio (expressed as a percentage) of (a) the aggregate amounts recoverable by the Borrowers and its Subsidiaries from reinsurers divided by (b) the sum of (i) policy and claim liabilities plus (ii) unearned premiums, in each case of the Borrowers and their Subsidiaries determined in accordance with GAAP.

RBC Ratio - the ratio (expressed as a percentage) of National Association of Insurance Commissioners ("NAIC") Risk Based Capital (as defined in the NAIC standards) for any Regulated Insurance Company on an individual basis, calculated at the end of any Fiscal Year, to the authorized control level" (as defined in the NAIC standards).

The following is a summary of the Company's more significant financial covenants related to the Wells Fargo Bank, N.A. facility calculated at September 30, 2012, except for RBC Ratios, which under the Credit Agreement are to reflect the ratios calculated as of the most recent fiscal year end, in this case December 31, 2011.

		Actual At
Covenant	Covenant Requirement	September 30, 2012
Total leverage ratio	not more than 3.50	2.40
Fixed charge coverage ratio	not less than 2.00	3.86
Reinsurance ratio	not less than 50%	75.0%

RBC Ratio's		Actual at December 31, 2011
RBC Ratio - Bankers Life of Louisiana	not less than 250%	507.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,039.0%
RBC Ratio - Insurance Company of the South	not less than 250%	495.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	339.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	352.0%

12. Derivative Financial Instruments - Interest Rate Swap

Cash Flow Hedge
The Company uses interest rate swaps as part of its risk management strategy to manage interest rate risk and cash flow risk that may arise in connection with the variable interest rate provision of the Company's preferred trust securities. The Company accounts for its derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires all derivative instruments to be carried at fair value on the balance sheet.

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

The Company has a single interest rate swap (the "Swap"), designated as a cash flow hedge, with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap commenced in June 2012 and expires in June 2017. The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the Consolidated Balance Sheets each is reported:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

		At
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000

Fair value of the Swap	Other Liabilities	$(4,599)	$(3,601)

Unrealized loss, net of tax, on the fair value of the Swap	AOCI	$(2,989)	$(2,340)

Variable rate of the interest rate swap (1)		0.39%	—%
Fixed rate of the interest rate swap (1)		3.47%	—%
(1) - The swap took effect in June 2012.

The following table summarizes the pretax impact of the interest rate swap designated as a cash flow hedge on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(Loss) recognized in AOCI on the derivative-effective portion	$(159)	$(2,030)	$(915)	$(3,300)

(Loss) reclassified from AOCI into income-effective portion	$39	$—	$83	$—

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

At
September 30, 2012
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,105

13. Income Taxes

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

As part of the final valuation determinations for the 2011 acquisition of eReinsure, the Company recorded a $0.2 million liability against a $0.7 million research and experimentation credit carryforward deferred tax asset. The Company has reviewed its uncertain tax positions and management has concluded that there are no other amounts required to be recorded in accordance with ASC 740-10.

The Company is currently undergoing an examination of its federal income tax returns by the Internal Revenue Service for the tax years ending December 31, 2009 and 2010. The results of this audit, including any potential increases or decreases to the Company's tax liability for those years, are unknown at the present time.

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

The carrying and fair values of financial instruments are as follows:	At
	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,284	$11,284	$31,339	$31,339
Fixed maturity securities	110,833	110,833	93,509	93,509
Equity securities	6,085	6,085	1,219	1,219
Notes receivable	4,281	4,281	3,603	3,603
Accounts and premiums receivable, net	25,056	25,056	20,172	20,172
Other receivables	15,708	15,708	9,103	9,103
Short-term investments	970	970	1,070	1,070
Total financial assets	$174,217	$174,217	$160,015	$160,015

Financial liabilities:
Notes payable	$71,168	$71,168	$73,000	$73,000
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	4,599	4,599	3,601	3,601
Total financial liabilities	$110,767	$110,767	$111,601	$111,601

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

The Company's policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

The following tables set forth the Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy at:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

September 30, 2012		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$110,833	$—	$110,781	$52
Equity securities	6,085	4,960	46	1,079
Short-term investments	970	970	—	—
Total assets	$117,888	$5,930	$110,827	$1,131

Liabilities
Interest rate swap	$4,599	$—	$4,599	$—

December 31, 2011		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities	$93,509	$—	$93,433	$76
Equity securities	1,219	91	—	1,128
Short-term investments	1,070	1,070	—	—
Total Assets	$95,798	$1,161	$93,433	$1,204

Liabilities
Interest rate swap	$3,601	$—	$3,601	$—

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, a single equity security was transferred from Level 3 to Level 2. This transfer occurred due to the availability of Level 2 pricing for the equity security, which was unavailable in prior periods. The Company's use of Level 3 unobservable inputs included 7 individual securities that accounted for 1.0% of total investments at September 30, 2012. The Company utilized an independent third party pricing service to value 6 individual fixed maturity securities for Level 3.The value of the single equity security in Level 3, which is a non-publicly traded preferred stock, was calculated by the Company taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. At December 31, 2011, the Company had 12 individual securities valued under Level 3 that accounted for 1.3% of total investments.

The following table summarizes the changes in Level 3 assets measured at fair value:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Beginning balance, January 1,	$1,204	$1,425
Total investment gains or losses (realized/unrealized):
Included in net income	—	372
Included in other comprehensive (loss) income	(19)	(148)
Sales	(47)	(607)
Transfers (out of) into Level 3	(7)	45
Ending balance, September 30,	$1,131	$1,087

15. Statutory Reporting and Dividend Restrictions

The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. All dividends from subsidiaries were eliminated in the Consolidated Financial

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Statements. The following table sets forth the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	Nine months ended	Twelve months ended
	September 30, 2012	December 31, 2011
Ordinary dividends	$285	$7,558
Extraordinary dividends	—	830
Total dividends	$285	$8,388

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus and the combined amount available for ordinary dividends of the Company's insurance subsidiaries at:

	September 30, 2012	December 31, 2011
Combined statutory capital and surplus of the Company's insurance subsidiaries	$54,157	$50,230

Required minimum statutory capital and surplus	$15,300	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$2,060	$2,344

Under the NAIC's Risk-Based Capital Act of 1995, a company's risk-based capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance subsidiaries' RBC levels as calculated in accordance with the NAIC's RBC instructions exceeded all RBC thresholds as of September 30, 2012 and December 31, 2011.

16. Commitments and Contingencies

The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

The Company filed a Motion to Strike or Dismiss Plaintiffs' Class Action Allegations, or in the Alternative, to Deny Class Certification on May 11, 2012. On September 28, 2012, the United States District Court for the Middle District of Georgia granted such motion.  Plaintiffs have filed a petition for permission to appeal this ruling with the United States Eleventh Circuit Court of Appeals.

Also in the Payment Protection segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike County Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the Pike County Circuit Court did not award sanctions, it did order the Company to subpoena certain records from its agents.  The Company is currently appealing this order. To date, no trial date has been set.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company considers all of the above-described litigation customary in the Company's lines of business.  In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position, results of operations or cash flows of the Company. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. Loss contingencies may be taken as developments warrant, although such amounts are not reasonably estimable at this time.

17. Segment Results

The Company conducts business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. The Company allocates certain revenues and expenses to the segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. Segment assets are not presented to the Company's chief operating decision maker for operational decision-making and therefore are not disclosed in the accompanying table.

The Company measures the profitability of its business segments with the allocation of Corporate revenues and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to this financial performance measure as segment EBITDA (earnings before interest, taxes, depreciation and amortization). The Company's financial measure of segment EBITDA meets the definition of a Non-GAAP financial measure and is not a recognized term under U.S. GAAP, nor is it an alternative to the U.S. GAAP financial measures presented in this Form 10-Q. The Non-GAAP financial measure in this Form 10-Q should be used in addition to, but not as a substitute for, the U.S. GAAP financial measures presented elsewhere in this Form 10-Q. The Company believes that this Non-GAAP financial measure provides useful information to management, analysts and investors regarding financial and business trends relating to the Company's results of operations and financial condition. The variability of the Company's segment EBITDA is significantly affected by segment net revenues because a large portion of the Company's operating expenses are fixed. The Company's industry peers may also provide similar supplemental Non-GAAP financial measures, although they may not use the same or comparable terminology and may not make identical adjustments.

The following table presents the Company's business segment results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,677	$5,695	$13,876	$14,704
Ceding commission	11,122	7,027	25,396	21,428
Net investment income	744	801	2,219	2,636
Net realized (losses) gains on the sale of investments	(16)	1,196	(6)	2,423
Other income	52	18	172	138
Net earned premium	33,893	28,673	97,770	84,646
Net losses and loss adjustment expenses	(11,430)	(9,714)	(32,272)	(28,338)
Commissions	(21,548)	(17,926)	(61,479)	(53,766)
Total Payment Protection Net Revenue	17,494	15,770	45,676	43,871
BPO	4,951	3,833	13,565	11,088
Brokerage
Brokerage commissions and fees	8,411	8,611	27,295	25,686
Service and administrative fees	428	597	1,349	2,249
Total Brokerage	8,839	9,208	28,644	27,935
Total segment net revenue	31,284	28,811	87,885	82,894

Operating Expenses

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Payment Protection	9,563	8,445	26,205	25,857
BPO	3,836	2,717	10,320	8,164
Brokerage	7,268	7,491	21,577	21,837
Corporate	—	36	—	1,763
Total operating expenses	20,667	18,689	58,102	57,621

EBITDA
Payment Protection	7,931	7,325	19,471	18,014
BPO	1,115	1,116	3,245	2,924
Brokerage	1,571	1,717	7,067	6,098
Corporate	—	(36)	—	(1,763)
Total EBITDA	10,617	10,122	29,783	25,273

Depreciation and Amortization
Payment Protection	863	927	2,577	3,204
BPO	494	307	1,495	824
Brokerage	641	650	2,287	1,683
Total depreciation and amortization	1,998	1,884	6,359	5,711

Interest Expense
Payment Protection	1,359	1,053	3,342	3,622
BPO	294	96	820	258
Brokerage	372	757	1,105	1,982
Total interest expense	2,025	1,906	5,267	5,862

Income before income taxes and non-controlling interest
Payment Protection	5,709	5,345	13,552	11,188
BPO	327	713	930	1,842
Brokerage	558	310	3,675	2,433
Corporate	—	(36)	—	(1,763)
Total income before income taxes and non-controlling interest	6,594	6,332	18,157	13,700
Income taxes	2,455	2,259	6,520	4,847
Less: net income (loss) attributable to non-controlling interest	29	1	62	(171)
Net income	$4,110	$4,072	$11,575	$9,024

The following table reconciles segment information to the Company's Consolidated Statements of Income and provides a summary of other key financial information for each segment:

	For the Three Months Ended		For the Nine Months Ended
Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Segment Net Revenue
Payment Protection	$17,494	$15,770	$45,676	$43,871
BPO	4,951	3,833	13,565	11,088
Brokerage	8,839	9,208	28,644	27,935
Segment net revenues	31,284	28,811	87,885	82,894
Net losses and loss adjustment expenses	11,430	9,714	32,272	28,338
Commissions	21,548	17,926	61,479	53,766

	For the Three Months Ended		For the Nine Months Ended
Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total segment revenue	64,262	56,451	181,636	164,998

Operating Expenses
Payment Protection	9,563	8,445	26,205	25,857
BPO	3,836	2,717	10,320	8,164
Brokerage	7,268	7,491	21,577	21,837
Corporate	—	36	—	1,763
Total operating expenses	20,667	18,689	58,102	57,621
Net losses and loss adjustment expenses	11,430	9,714	32,272	28,338
Commissions	21,548	17,926	61,479	53,766
Total operating expenses before depreciation, amortization and interest expense	53,645	46,329	151,853	139,725

EBITDA
Payment Protection	7,931	7,325	19,471	18,014
BPO	1,115	1,116	3,245	2,924
Brokerage	1,571	1,717	7,067	6,098
Corporate	—	(36)	—	(1,763)
Total EBITDA	10,617	10,122	29,783	25,273

Depreciation and amortization
Payment Protection	863	927	2,577	3,204
BPO	494	307	1,495	824
Brokerage	641	650	2,287	1,683
Total depreciation and amortization	1,998	1,884	6,359	5,711

Interest Expense
Payment Protection	1,359	1,053	3,342	3,622
BPO	294	96	820	258
Brokerage	372	757	1,105	1,982
Total interest expense	2,025	1,906	5,267	5,862

Income before income taxes and non-controlling interest
Payment Protection	5,709	5,345	13,552	11,188
BPO	327	713	930	1,842
Brokerage	558	310	3,675	2,433
Corporate	—	(36)	—	(1,763)
Total income before income taxes and non-controlling interest	6,594	6,332	18,157	13,700
Income taxes	2,455	2,259	6,520	4,847
Less: net income (loss) attributable to non-controlling interest	29	1	62	(171)
Net income	$4,110	$4,072	$11,575	$9,024

18. Related Party Transactions

The following table details the amounts recorded on the Company's Consolidated Balance Sheets and Consolidated Income

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Statement resulting from related party transactions:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income recorded by the Company from related parties	$—	$—	$218	$—

			At
			September 30, 2012	December 31, 2011
Accounts receivable from related parties			$134	$125

19. Subsequent Event

In late October 2012, the named storm, Sandy made landfall in the United States.  Given its recent occurrence and the limited information available at this time, we cannot estimate the amount of any possible losses associated with this event. The impact, which we do not believe will be material, will be reflected in the Company's results for the three months ending December 31, 2012.

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

Executive Summary
Our net income for the three months ended September 30, 2012 and 2011 was $4.1 million, respectively, with the 2012 results including $1.0 million attributable to the change is accounting estimate and three months of results from our October 2011 acquisition of PBG, while 2011 included the loss on CIRG and a higher level of realized gains on the sale of investments. Earnings per diluted share increased 5.3% to $0.20 for the three months ended September 30, 2012 from $0.19 for the same period in 2011, and included a $0.05 per diluted share increase from the change in accounting estimate.

For the three months ended September 30, 2012, our overall revenues increased $7.8 million, or 13.8%, to $64.3 million from $56.5 million for the same period in 2011, and included a $4.0 million increase in revenues attributable to the change in accounting estimate. This increase was also due to higher net earned premiums, ceding commissions, and service and administrative fees, which was partially offset by lower realized investments (losses) gains and brokerage commission.

Total expenses increased $7.5 million, or 15.1%, to $57.7 million for the three months ended September 30, 2012 from $50.1 million for the same period in 2011, and include a $2.5 million increase in expenses attributable to the change in accounting estimate. The majority of the increase, which includes the results of the PBG acquisition, was due to increases in commissions of $3.6 million, of which $2.7 million was from the change in accounting estimate, personnel costs of $1.8 million and net losses and loss adjustment expenses of $1.7 million. As a result of our entry into the new $125.0 million credit facility with Wells Fargo Bank, N.A. in August 2012, we wrote off $0.7 million of previously capitalized transaction costs, which are included in interest expense, associated with the termination of the SunTrust Bank, N.A. revolving credit facility during the three months ended September 30, 2012. This new credit facility will give us additional liquidity to further expand our existing businesses and explore future avenues of growth.

Our net income for the nine months ended September 30, 2012 increased $2.6 million, or 28.3%, to $11.6 million from $9.0 million for the same period in 2011, with the 2012 results including $1.0 million attributable to the change is accounting estimate, and nine months of results from our October 2011 acquisition of PBG, while 2011 includes six months of results from our July 1, 2011 divestiture of CIRG and the related loss on the sale of that subsidiary as well as a higher level of realized gains on the sale of investments. Earnings per diluted share increased 33.3% to $0.56 for the nine months ended September 30, 2012 from $0.42 for the same period in 2011 and included a $0.05 per diluted share increase from the change in accounting estimate.

For the nine months ended September 30, 2012, our overall revenues increased $16.6 million, or 10.1%, to $181.6 million from $165.0 million for the same period in 2011, and include a $4.0 million increase in revenues attributable to the change in accounting estimate. This increase was also due to increased net earned premiums, ceding commissions and brokerage commissions, which was partially offset by lower net realized investment (losses) gains and net investment income.

Total expenses increased $12.2 million, or 8.1%, to $163.5 million for the nine months ended September 30, 2012 from $151.3 million for the same period in 2011. The majority of the increase was due to increases in commissions of $7.7 million, of which $2.7 million was from the change in accounting estimate, net losses and loss adjustment expenses of $3.9 million, and personnel costs of $3.1 million. Partially offsetting this increase was a reduction of $2.1 million in other operating expenses due to higher acquisition related charges and the loss on the sale of CIRG impacting 2011. Additionally, interest expense decreased $0.6 million due to lower borrowing costs and the effect of the swap, which was partially offset by the $0.7 million charge for previously capitalized transaction costs on the SunTrust Bank, N.A. revolving credit facility.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2012 are unchanged from the disclosures presented in the MD&A of Fortegra's 2011 Annual Report except as discussed below:

Change in Accounting Estimate - Unearned Premium Reserves for the Payment Protection Segment
During the period ended September 30, 2012, we reviewed our unearned premium reserves in relation to the loss patterns and the related recognition of income and based on our analysis determined that a change to the Rule of 78s method results in a more accurate estimate of net earned premium reserves. The change is being accounted for as a change in accounting estimate and was applied prospectively. See the Note, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements of this Form 10-Q for the effect of this change in accounting estimate.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
On January 1, 2012, we adopted the new guidance for Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance was adopted on a retrospective basis and has been applied to all prior period financial information contained in our Consolidated Financial Statements. See the Note, "Recent Accounting Standards" of the Notes to the Consolidated Financial Statements of this Form 10-Q for the effect of the retrospective application.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards see the Note "Recent Accounting Standards" of the Notes to the Consolidated Financial Statements of this Form 10-Q.

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

Commissions. Commissions include the commissions paid to distributors selling credit insurance policies offered by our Payment Protection segment. Commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, our commissions are subject to retrospective adjustment based on the profitability of the related policies. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the producer of the credit insurance policies, which is typically our client, receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer.

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

RESULTS OF OPERATIONS
The following tables set forth our Consolidated Statements of Income:

(in thousands, except shares, per share amounts and percentages)	For the Three Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Revenues:
Service and administrative fees	$10,056	$10,125	$(69)	(0.7)%
Brokerage commissions and fees	8,411	8,611	(200)	(2.3)
Ceding commission	11,122	7,027	4,095	58.3
Net investment income	744	801	(57)	(7.1)
Net realized (losses) gains on the sale of investments	(16)	1,196	(1,212)	(101.3)
Net earned premium	33,893	28,673	5,220	18.2
Other income	52	18	34	188.9
Total revenues	64,262	56,451	7,811	13.8

Expenses:
Net losses and loss adjustment expenses	11,430	9,714	1,716	17.7
Commissions	21,548	17,926	3,622	20.2
Personnel costs	12,708	10,945	1,763	16.1
Other operating expenses	7,959	7,267	692	9.5
Depreciation	871	886	(15)	(1.7)
Amortization of intangibles	1,127	998	129	12.9
Interest expense	2,025	1,906	119	6.2
Loss on sale of subsidiary	—	477	(477)	100.0
Total expenses	57,668	50,119	7,549	15.1
Income before income taxes and non-controlling interest	6,594	6,332	262	4.1
Income taxes	2,455	2,259	196	8.7
Income before non-controlling interest	4,139	4,073	66	1.6
Less: net income attributable to non-controlling interest	29	1	28	2,800.0
Net income	$4,110	$4,072	$38	0.9%

Earnings per share:
Basic	$0.21	$0.20
Diluted	$0.20	$0.19
Weighted average common shares outstanding:
Basic	19,531,694	20,404,441
Diluted	20,463,238	21,214,365

(in thousands, except shares, per share amounts and percentages)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Revenues:
Service and administrative fees	$28,790	$28,041	$749	2.7%
Brokerage commissions and fees	27,295	25,686	1,609	6.3
Ceding commission	25,396	21,428	3,968	18.5
Net investment income	2,219	2,636	(417)	(15.8)
Net realized (losses) gains on the sale of investments	(6)	2,423	(2,429)	(100.2)
Net earned premium	97,770	84,646	13,124	15.5
Other income	172	138	34	24.6
Total revenues	181,636	164,998	16,638	10.1

Expenses:
Net losses and loss adjustment expenses	32,272	28,338	3,934	13.9
Commissions	61,479	53,766	7,713	14.3
Personnel costs	36,467	33,365	3,102	9.3
Other operating expenses	21,635	23,779	(2,144)	(9.0)
Depreciation	2,584	2,283	301	13.2
Amortization of intangibles	3,775	3,428	347	10.1
Interest expense	5,267	5,862	(595)	(10.2)
Loss on sale of subsidiary	—	477	(477)	100.0
Total expenses	163,479	151,298	12,181	8.1
Income before income taxes and non-controlling interest	18,157	13,700	4,457	32.5
Income taxes	6,520	4,847	1,673	34.5
Income before non-controlling interest	11,637	8,853	2,784	31.4
Less: net income (loss) attributable to non-controlling interest	62	(171)	233	(136.3)
Net income	$11,575	$9,024	$2,551	28.3%

Earnings per share:
Basic	$0.59	$0.44
Diluted	$0.56	$0.42
Weighted average common shares outstanding:
Basic	19,705,105	20,355,057
Diluted	20,620,084	21,375,184

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended September 30, 2012 and 2011 totaled $10.1 million, respectively. The increase resulted primarily from a $1.1 million increase in our BPO segment revenues, including the benefit of a $1.0 million increase in administrative fees from our acquisition of PBG in October 2011 and an increase in Consecta of $0.1 million. This increase was nearly offset by reduced administrative fees of $1.0 million in our Payment Protection segment.

Service and administrative fees for the nine months ended September 30, 2012 increased $0.7 million, or 2.7%, to $28.8 million from $28.0 million for the same period in 2011. The increase resulted primarily from a $2.5 million increase in our BPO segment revenues, including the benefit of a $2.7 million increase in administrative fees from our acquisition of PBG in October 2011 offset by decreased revenue in Consecta of $0.2 million. This increase was partially offset by reduced administrative fees of $0.8 million in our Payment Protection segment and a decrease of $1.0 million in debt collection and collateral recovery fees, with $0.7 million of this amount related to the sale of CIRG in July 2011.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended September 30, 2012 decreased $0.2 million, or 2.3%, to $8.4 million from $8.6 million for the same period in 2011. For the 2012 period, eReinsure revenues decreased $0.4 million which was partially offset by a $0.2 million increase attributable to B&G.

Brokerage commissions and fees for the nine months ended September 30, 2012 increased $1.6 million, or 6.3%, to $27.3 million from $25.7 million for the same period in 2011. The 2012 period includes nine full months of results for eReinsure, while the same period in 2011 includes eReinsure's results from the acquisition on March 3, 2011 to September 30, 2011. For the 2012 period, B&G contributed $1.0 million to the increase while eReinsure contributed an increase of $0.6 million.

Ceding Commissions
Ceding commissions for the three months ended September 30, 2012 increased $4.1 million, or 58.3%, to $11.1 million from $7.0 million for the same period in 2011. This increase resulted primarily from improved underwriting results due to growth in earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012, and the change in accounting estimate which accounted for $2.1 million of the increase. For the three months ended September 30, 2012, ceding commissions included $7.4 million in service and administrative fees, $3.5 million in underwriting profits from positive underwriting performance and $0.2 million in net investment income.

Ceding commissions for the nine months ended September 30, 2012 increased $4.0 million, or 18.5%, to $25.4 million from $21.4 million for the same period in 2011. This increase primarily resulted from improved underwriting results due to growth in earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012, and the change in accounting estimate which accounted for $2.1 million of the increase. For the nine months ended September 30, 2012, ceding commissions included $18.1 million in service and administrative fees, $6.8 million in underwriting profits from positive underwriting performance and $0.5 million in net investment income.

Net Investment Income
Net investment income for the three months ended September 30, 2012 and 2011 was $0.7 million and $0.8 million, respectively. and $2.2 million and $2.6 million, for the nine months ended September 30, 2012 and 2011 respectively. For both 2012 periods presented, the decreases were principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash.

Net Realized (Losses) Gains on the Sale of Investments
Net realized losses on the sale of investments totaled $16 thousand and $6 thousand for the three and nine months ended September 30, 2012, respectively, compared to net realized gains of $1.2 million and $2.4 million for the same periods in 2011, respectively. The decrease for both periods in 2012 was due to higher levels of investment sales occurring in 2011 that were not repeated in the 2012 periods. In addition, the $16 thousand net realized loss recorded for the three months ended September 30, 2012 was attributable to an OTTI charge for the write-down of a single equity security.

Net Earned Premium
Net earned premium for the three months ended September 30, 2012 increased $5.2 million, or 18.2%, to $33.9 million from $28.7 million for the same period in 2011, with the change in accounting estimate increasing net earned premium by $1.8 million for the 2012 period. For the 2012 period, direct and assumed earned premium increased $17.3 million resulting from an increase in direct and assumed written premium due to increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $12.1 million, or 23.1%, for the three months ended September 30, 2012. On average, we maintained a 65.5% overall cession rate of direct and assumed earned premium for the three months ended September 30, 2012 compared with 64.6% for the three months ended September 30, 2011.

Net earned premium for the nine months ended September 30, 2012 increased $13.1 million, or 15.5%, to $97.8 million from $84.6 million for the same period in 2011, with the change in accounting estimate increasing net earned premium by $1.8 million for the 2012 period. For the 2012 period, direct and assumed earned premium increased $33.7 million resulting from an increase in direct and assumed written premium due to increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $20.6 million, or 13.7%, the nine months ended September 30, 2012. On average, we maintained a 63.7% overall cession rate of direct and assumed earned premium for the nine months ended September 30, 2012 compared with 64.0% in 2011.

Other Income
Other income was relatively consistent for all periods presented and totaled $0.1 million and $18.0 thousand for the three months ended September 30, 2012 and 2011, respectively and $0.2 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended September 30, 2012 increased $1.7 million, or 17.7%, to $11.4 million, from $9.7 million for the same period in 2011.  Our net losses and loss adjustment expense ratio improved from 33.9% in 2011 to 33.7% in 2012, with the change in accounting estimate improving the net losses and loss adjustment expense ratio by

200 basis points. The increase in net losses and loss adjustment expenses was driven by increased earned premiums and warranty claims. For the 2012 period, our direct and assumed losses increased by $1.5 million, or 6.9%, as compared with the same period in 2011. For the 2012 period, our ceded losses were lower by $0.2 million, or 2.0%, compared with the same period in 2011, and increased our overall net losses and loss adjustment expense by the corresponding amount. . On average, we maintained a 50.5% and 55.0% overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended September 30, 2012 and 2011, respectively.

Net losses and loss adjustment expenses for the nine months ended September 30, 2012 increased $3.9 million, or 13.9% to $32.3 million, from $28.3 million for the same period in 2011.  Our net losses and loss adjustment expense ratio improved from 33.5% in 2011 to 33.0% in 2012, with the change in accounting estimate improving the net losses and loss adjustment expense ratio by 60 basis points. The increase in net losses and loss adjustment expenses was driven by increased earned premiums and warranty claims. For the 2012 period, our direct and assumed losses increased by $5.4 million, or 9.0%, as compared with the same period in 2011. For the 2012 period, our ceded losses were higher by $1.5 million, or 4.7%, compared with the same period in 2011, partially offsetting the increase in direct and assumed losses. On average, we maintained a 51.2% and 53.4% overall cession rate of direct and assumed losses and loss adjustment expenses for the nine months ended September 30, 2012 and 2011, respectively.

Commissions
Commissions for the three months ended September 30, 2012 increased $3.6 million, or 20.2%, to $21.5 million, from $17.9 million for the same period in 2011. Commissions for the nine months ended September 30, 2012 increased $7.7 million, or 14.3%, to $61.5 million, from $53.8 million for the same period in 2011. The increase for both periods in 2012, compared to 2011, resulted from growth in net earned premiums and from the change in accounting estimate, which increased commissions for both periods in 2012 by $2.7 million.

Personnel Costs
Personnel costs for the three months ended September 30, 2012 increased $1.8 million, or 16.1%, to $12.7 million from $10.9 million for the same period in 2011. The 2012 results include $0.7 million for the 2011 PBG acquisition, with the remaining $1.1 million of the increase related to increased headcount across the business. In addition, the sale of CIRG in 2011 reduced 2012 personnel costs by $0.2 million. Stock-based compensation expense totaled $0.2 million for the three months ended September 30, 2012 and 2011, respectively.

Personnel costs for the nine months ended September 30, 2012 increased $3.1 million, or 9.3%, to $36.5 million from $33.4 million for the same period in 2011. The increase resulted primarily from $1.9 million for the 2011 PBG acquisition and the increased headcount across the business. In addition, the sale of CIRG in 2011 reduced personnel costs in 2012 by $0.3 million in the current year period. Stock-based compensation expense totaled $0.4 million for both the nine months ended September 30, 2012 and 2011.

Other Operating Expenses
Other operating expenses for the three months ended September 30, 2012 increased $0.7 million, or 9.5%, to $8.0 million from $7.3 million for the same period in 2011. The 2012 results include the full impact of the October 2011 acquisition of PBG and also reflect a $0.2 million decrease in other operating expense from the sale of CIRG and a $0.3 million reduction in expense due to the change in accounting estimate.

Other operating expenses for the nine months ended September 30, 2012 decreased $2.1 million, or 9%, to $21.6 million from $23.8 million for the same period in 2011. The 2012 results include the full impact of the 2011 acquisitions of eReinsure and PBG and a $0.3 million reduction in expense due to the change in accounting estimate, while 2011 only contained the results of eReinsure from March 3, 2011. The eReinsure and PBG acquisitions increased other operating expenses for the 2012 period by $1.7 million compared to the same period in 2011. Other operating expenses decreased $1.5 million for transaction and other non-operating, non-recurring charges and $1.3 million for one-time operating charges that did not reoccur in 2012. In addition, the BPO segment other operating expenses decreased $0.9 million due to variable cost reductions in our business due to revenue declines and $0.4 million decrease in other operating expense from the sale of CIRG.

Depreciation
Depreciation expense was $0.9 million for both the three months ended September 30, 2012 and 2011, respectively. Depreciation expense for the nine months ended September 30, 2012 increased 13.2% to $2.6 million from $2.3 million for the same period in 2011, with the increase attributable to higher levels of depreciable assets in service during 2012 compared to the same period in 2011.

Amortization of Intangibles
Amortization expense increased $0.1 million, or 12.9%, to $1.1 million for the three months ended September 30, 2012 from $1.0 million for the same period in 2011 and increased $0.3 million, or 10.1%, to $3.8 million for the nine months ended September

30, 2012 from $3.4 million for the same period in 2011.The increase for both periods in 2012, compared to 2011, was primarily due to prior year acquisitions which increased the level of other intangible assets subject to amortization.

Interest Expense
Interest expense for the three months ended September 30, 2012 increased $0.1 million, or 6.2%, to $2.0 million from $1.9 million for the same period in 2011. This increase was attributable to a $0.7 million charge to interest expense for previously capitalized transaction costs associated with the termination of the SunTrust Bank, N.A. revolving credit facility and higher outstanding borrowings in 2012 compared with 2011. Nearly offsetting this increase was a lower interest rate on outstanding borrowings from our new lower rate credit facility with Wells Fargo Bank, N.A., which took effect on August 2, 2012 and the impact of the interest rate swap, which took effect in mid-June 2012.

Interest expense for the nine months ended September 30, 2012 decreased $0.6 million, or 10.2%, to $5.3 million from $5.9 million for the same period in 2011 and was positively impacted by a lower interest rate on outstanding borrowings and our new credit facility, which was partially offset by a $0.7 million charge to interest expense for previously capitalized transaction costs associated with the termination of the SunTrust Bank, N.A. revolving credit facility as well as slightly higher outstanding borrowings in 2012 compared with 2011.

Loss on sale of subsidiary
On July 1, 2011, we sold our wholly-owned subsidiary, CIRG, for a sales price of $1.2 million, for cash and a $1.1 million secured note receivable. For the three months ended September 30, 2011 we recorded a $0.5 million loss on the sale of this subsidiary.

Income Taxes
Income taxes for the three months ended September 30, 2012 was $2.5 million, which is comparable to the $2.3 million for the same period in 2011. Our effective tax rate was 37.2% for the three months ended September 30, 2012 compared to 35.7% for the same period in 2011.

Income taxes for the nine months ended September 30, 2012 and 2011 was $6.5 million and $4.8 million, respectively, with the increase primarily attributable to a higher level of pretax income. Our effective tax rate was 35.9% for the nine months ended September 30, 2012 compared to 35.4% for the same period in 2011. For 2012, we expect our annual effective tax rate to approximate 35.2%.

Income taxes for the for the three and nine months ended September 30, 2012 included $0.1 million in additional income tax expense to reflect the true-up of the recorded income taxes for the differences between the December 31, 2011 recorded income tax provision and the final federal and state income tax returns. This true-up amount is primarily the increase in net deferred tax liabilities for the change in combined federal and state tax rates used to compute the deferred tax balances.

We are currently undergoing an examination of our federal income tax returns by the Internal Revenue Service ("IRS") for the tax years ending December 31, 2009 and 2010. We do not know when the examination by the IRS will be concluded.

RESULTS OF OPERATIONS - SEGMENTS

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We allocate certain revenues and costs to our segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. For additional information regarding segment net revenues and operating expenses, see the note, "Segment Results" in the Notes to the Consolidated Financial Statements included in this Form 10-Q.

In this Form 10-Q, we present EBITDA, segment EBITDA margin and Adjusted EBITDA. These financial measures as presented in this Form 10-Q are considered Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. EBITDA as used in this Form 10-Q is net income before interest expense, income taxes, non-controlling interest, depreciation and amortization. Adjusted EBITDA, as used in this Form 10-Q means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Well Fargo Bank, N.A., is generally consolidated net income before consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA reflected in this table. We believe presenting EBITDA and Adjusted EBITDA provides investors with a supplemental financial measure of our operating performance.

In addition to the financial covenant requirements under our credit facility, management uses EBITDA and Adjusted EBITDA as financial measures of operating performance for planning purposes, which may include, but are not limited to, the preparation of budgets and projections, the determination of bonus compensation for executive officers, the analysis of the allocation of resources and the evaluation of the effectiveness of business strategies. Although we use EBITDA and Adjusted EBITDA as financial measures to assess the operating performance of our business, both measures have significant limitations as analytical tools because they exclude certain material expenses. For example, they do not include interest expense and the payment of income taxes, which are both a necessary element of our costs and operations. Since we use property and equipment to generate service revenues, depreciation expense is a necessary element of our costs. In addition, the omission of amortization expense associated with our intangible assets further limits the usefulness of this financial measure. Management believes the inclusion of the adjustments to EBITDA and Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. Because EBITDA and Adjusted EBITDA do not account for these expenses, its utility as a financial measure of our operating performance has material limitations. Due to these limitations, management does not view EBITDA and Adjusted EBITDA in isolation or as a primary financial performance measure.

We believe EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of similar companies in similar industries and to measure the company's ability to service its debt and other cash needs. Because the definitions of EBITDA and Adjusted EBITDA (or similar financial measures) may vary among companies and industries, they may not be comparable to other similarly titled financial measures used by other companies.
The following tables present segment revenue and expense information, segment EBITDA and EBITDA margin information and a reconciliation to net income:

(in thousands)	For the Three Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Payment Protection:
Service and administrative fees	$4,677	$5,695	$(1,018)	(17.9)%
Ceding commission	11,122	7,027	4,095	58.3
Net investment income	744	801	(57)	(7.1)
Net realized (losses) gains on the sale of investments	(16)	1,196	(1,212)	(101.3)
Other income	52	18	34	188.9
Net earned premium	33,893	28,673	5,220	18.2
Net losses and loss adjustment expenses	(11,430)	(9,714)	(1,716)	17.7
Commissions	(21,548)	(17,926)	(3,622)	20.2
Payment Protection revenue, net	17,494	15,770	1,724	10.9
Operating expenses - Payment Protection	9,563	8,445	1,118	13.2
EBITDA	7,931	7,325	606	8.3
EBITDA margin	45.3%	46.4%
Depreciation and amortization	863	927	(64)	(6.9)
Interest Expense	1,359	1,053	306	29.1
Income before income taxes and non-controlling interest	5,709	5,345	364	6.8

BPO:
BPO revenue	4,951	3,833	1,118	29.2
Operating expenses	3,836	2,717	1,119	41.2
EBITDA	1,115	1,116	(1)	(0.1)
EBITDA margin	22.5%	29.1%
Depreciation and amortization	494	307	187	60.9
Interest Expense	294	96	198	206.3
Income before income taxes and non-controlling interest	327	713	(386)	(54.1)

Brokerage:

(in thousands)	For the Three Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Brokerage revenue	8,839	9,208	(369)	(4.0)
Operating expenses	7,268	7,491	(223)	(3.0)
EBITDA	1,571	1,717	(146)	(8.5)
EBITDA margin	17.8%	18.6%
Depreciation and amortization	641	650	(9)	(1.4)
Interest Expense	372	757	(385)	(50.9)
Income before income taxes and non-controlling interest	558	310	248	80.0

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	—	36	(36)	(100.0)
EBITDA	—	(36)	36	(100.0)
EBITDA margin	—	—
Depreciation and amortization	—	—	—	—
Interest Expense	—	—	—	—
Income before income taxes and non-controlling interest	—	(36)	36	(100.0)

Segment net revenue	31,284	28,811	2,473	8.6
Net losses and loss adjustment expenses	11,430	9,714	1,716	17.7
Commissions	21,548	17,926	3,622	20.2
Total revenue	64,262	56,451	7,811	13.8
Segment operating expenses	20,667	18,689	1,978	10.6
Net losses and loss adjustment expenses	11,430	9,714	1,716	17.7
Commissions	21,548	17,926	3,622	20.2
Total expenses before depreciation, amortization and interest expense	53,645	46,329	7,316	15.8

Total EBITDA	10,617	10,122	495	4.9
Depreciation and amortization	1,998	1,884	114	6.1
Interest Expense	2,025	1,906	119	6.2
Total income before income taxes and non-controlling interest	6,594	6,332	262	4.1
Income taxes	2,455	2,259	196	8.7
Less: net income attributable to non-controlling interest	29	1	28	2,800.0
Net income	$4,110	$4,072	$38	0.9%

(in thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Payment Protection:
Service and administrative fees	$13,876	$14,704	$(828)	(5.6)%
Ceding commission	25,396	21,428	3,968	18.5
Net investment income	2,219	2,636	(417)	(15.8)
Net realized (losses) gains on the sale of investments	(6)	2,423	(2,429)	(100.2)
Other income	172	138	34	24.6

(in thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Net earned premium	97,770	84,646	13,124	15.5
Net losses and loss adjustment expenses	(32,272)	(28,338)	(3,934)	13.9
Commissions	(61,479)	(53,766)	(7,713)	14.3
Payment Protection revenue, net	45,676	43,871	1,805	4.1
Operating expenses - Payment Protection	26,205	25,857	348	1.3
EBITDA	19,471	18,014	1,457	8.1
EBITDA margin	42.6%	41.1%
Depreciation and amortization	2,577	3,204	(627)	(19.6)
Interest Expense	3,342	3,622	(280)	(7.7)
Income before income taxes and non-controlling interest	13,552	11,188	2,364	21.1

BPO:
BPO revenue	13,565	11,088	2,477	22.3
Operating expenses	10,320	8,164	2,156	26.4
EBITDA	3,245	2,924	321	11.0
EBITDA margin	23.9%	26.4%
Depreciation and amortization	1,495	824	671	81.4
Interest Expense	820	258	562	217.8
Income before income taxes and non-controlling interest	930	1,842	(912)	(49.5)

Brokerage:
Brokerage revenue	28,644	27,935	709	2.5
Operating expenses	21,577	21,837	(260)	(1.2)
EBITDA	7,067	6,098	969	15.9
EBITDA margin	24.7%	21.8%
Depreciation and amortization	2,287	1,683	604	35.9
Interest expense	1,105	1,982	(877)	(44.2)
Income before income taxes and non-controlling interest	3,675	2,433	1,242	51.0

Corporate:
Corporate revenue	—	—	—	—
Operating expenses	—	1,763	(1,763)	(100.0)
EBITDA	—	(1,763)	1,763	(100.0)
EBITDA margin	—	—
Depreciation and amortization	—	—	—	—
Interest Expense	—	—	—	—
Income before income taxes and non-controlling interest	—	(1,763)	1,763	(100.0)

Segment net revenue	87,885	82,894	4,991	6.0
Net losses and loss adjustment expenses	32,272	28,338	3,934	13.9
Commissions	61,479	53,766	7,713	14.3
Total revenue	181,636	164,998	16,638	10.1
Segment operating expenses	58,102	57,621	481	0.8
Net losses and loss adjustment expenses	32,272	28,338	3,934	13.9

(in thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Change from 2011	% Change from 2011
Commissions	61,479	53,766	7,713	14.3
Total expenses before depreciation, amortization and interest expense	151,853	139,725	12,128	8.7

Total EBITDA	29,783	25,273	4,510	17.8
Depreciation and amortization	6,359	5,711	648	11.3
Interest Expense	5,267	5,862	(595)	(10.2)
Total income before income taxes and non-controlling interest	18,157	13,700	4,457	32.5
Income taxes	6,520	4,847	1,673	34.5
Less: net income (loss) attributable to non-controlling interest	62	(171)	233	(136.3)
Net income	$11,575	$9,024	$2,551	28.3%

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$4,110	$4,072	$11,575	$9,024
Depreciation	871	886	2,584	2,283
Amortization of intangibles	1,127	998	3,775	3,428
Interest expense	2,025	1,906	5,267	5,862
Income taxes	2,455	2,259	6,520	4,847
Net income (loss) attributable to non-controlling interest	29	1	62	(171)
EBITDA	10,617	10,122	29,783	25,273
Transaction costs (a)	5	36	139	829
Corporate governance study	—	—	—	248
Relocation expenses	—	—	—	207
Statutory audits	—	—	—	98
Loss on sale of subsidiary	—	477	—	477
Stock-based compensation expense	288	214	657	615
Adjusted EBITDA	$10,910	$10,849	$30,579	$27,747

(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the three months ended September 30, 2012 increased $1.7 million, or 10.9%, to $17.5 million from $15.8 million for the same period in 2011. The change in accounting estimate increased net revenues by $1.2 million for the 2012 period. Ceding commission increased $2.0 million, after deducting the impact from the change in accounting estimate, primarily from improved underwriting results due to growth in earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012. In addition, after deducting the impact from the change in accounting estimate, underwriting revenue was $0.8 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed earned premium and a decrease in loss ratio in our risk retained business. Net investment income on our portfolio decreased by $0.1 million due to lower investment yields. Net realized (losses) gains on the sale of investments decreased by $1.2 million due to the sale of investment securities in the third quarter of 2011 not repeated in the third quarter of 2012. Service fee income decreased by $1.0 million due to reduced motor club revenue.

Net revenues for the nine months ended September 30, 2012 increased $1.8 million, or 4.1%, to $45.7 million from $43.9 million for the same period in 2011. The change in accounting estimate increased net revenues by $1.2 million for the 2012 period. Ceding commission increased $1.8 million, after deducting the impact from the change in accounting estimate, primarily from improved underwriting results due to growth in earned premiums and favorable loss experience in reinsured blocks along with additional administrative fees earned from increased insurance production in 2012. In addition, after deducting the impact from the change in accounting estimate, underwriting revenue was $2.4 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed earned premium and a decrease in loss ratio in our risk retained business. Net investment income on our portfolio decreased by $0.4 million due to lower investment yields. Net realized (losses) gains on the sale of investments decreased by $2.4 million due to the sale of investment securities in 2011 not repeated in the 2012 period. Service fee income decreased by $0.8 million primarily due to reduced motor club revenue.

Operating expenses for the three months ended September 30, 2012 increased $1.1 million, or 13.2%, to $9.6 million from $8.4 million for the same period in 2011 and for the nine months ended September 30, 2012 increased $0.3 million, or 1.3%, to $26.2 million from $25.9 million for the same period in 2011. The increase for both periods in 2012 resulted primarily from growth in variable expenses to expand our payment protection business while the change in accounting estimate decreased both periods in 2012 by $0.3 million.

EBITDA for the three months ended September 30, 2012 increased $0.6 million, or 8.3%, to $7.9 million from $7.3 million for the same period in 2011. EBITDA margin was 45.3% and 46.4% for the three months ended June 30, 2012 and 2011, respectively.

EBITDA for the nine months ended September 30, 2012 increased $1.5 million, or 8.1%, to $19.5 million from $18.0 million for the same period in 2011. EBITDA margin was 42.6% and 41.1% for the nine months ended September 30, 2012 and 2011, respectively.

BPO Segment
The BPO segment for 2012 includes a full three and nine months of results for PBG, which was acquired in October 2011.

Revenues for the three months ended September 30, 2012 increased $1.1 million, or 29.2%, to $5.0 million from $3.8 million for the same period in 2011. The increase in 2012 was primarily due to the additional revenues of $1.0 million from our PBG acquisition and an increase in service and administrative fees of $0.1 million on debt cancellation programs of credit card companies and $33 thousand in revenue for the new term life program for a new life insurance carrier client.

Revenues for the nine months ended September 30, 2012 increased $2.5 million, or 22.3%, to $13.6 million from $11.1 million for the same period in 2011. The increase in 2012 was primarily due to the additional revenues of $2.7 million from our PBG acquisition and by an increase in service and administrative fees of $0.8 million on debt cancellation programs of credit card companies and $0.3 million fee for the implementation of a new term life program for a new life insurance carrier client. These increases were partially offset by lower service and administrative fees for our insurance company clients, which decreased $1.3 million due to regulatory changes that slowed the production for one of our main customers in 2012.

Operating expenses for the three months ended September 30, 2012 increased $1.1 million, or 41.2%, to $3.8 million from $2.7 million for the same period in 2011. The increase in 2012 resulted primarily from additional expenses of $1.4 million from our PBG acquisition, offset by a $0.3 million reduction in operating expenses resulting from lower variable costs for processing and fulfillment associated with the decline in Consecta revenue.

Operating expenses for the nine months ended September 30, 2012 increased $2.2 million, or 26.4%, to $10.3 million from $8.2 million for the same period in 2011. The increase in 2012 resulted primarily from additional expenses of $3.3 million from our PBG acquisition, offset by a $1.1 million reduction in operating expenses resulting from lower variable costs for processing and fulfillment associated with the decline in Consecta revenue.

EBITDA for the three months ended September 30, 2012 was $1.1 million compared to $1.1 million for the same period in 2011. EBITDA margin was 22.5% and 29.1% for the three months ended September 30, 2012 and 2011, respectively.

EBITDA for the nine months ended September 30, 2012 was $3.2 million compared to $2.9 million for the same period in 2011. EBITDA margin was 23.9% and 26.4% for the nine months ended September 30, 2012 and 2011, respectively.

Brokerage Segment
The Brokerage segment for 2012 includes a full three and nine months of results for eReinsure. For the 2011 periods, the three months ended September 30, 2011 includes a full three months of results, while the 2011 year to date period includes eReinsure's results from the date of acquisition on March 3, 2011. The 2011 results also include six months of CIRG results, which was sold in July 2011.

Revenues of $8.8 million for the three months ended September 30, 2012 were comprised primarily of $6.0 million in standard commissions and fees, $0.3 million in profit commissions, $0.5 million of premium financing and collateral recovery fees, and

$2.1 million in fees from eReinsure. Revenues of $9.2 million for the three months ended September 30, 2011 were comprised primarily of $5.8 million in standard commissions and fees, $0.3 million in profit commissions, $2.5 million in fees from eReinsure, and $0.6 million of debt collection, premium financing and collateral recovery fees.

Revenues increased $0.7 million, or 2.5%, to $28.6 million for the nine months ended September 30, 2012 from $27.9 million and were comprised primarily of $18.5 million in standard commissions and fees, $2.4 million in profit commissions, $1.0 million of premium financing and collateral recovery fees and $6.4 million in fees from eReinsure. Revenues of $27.9 million for the nine months ended September 30, 2011 were comprised primarily of $18.0 million in standard commissions and fees, $1.9 million in profit commissions, $5.8 million in fees from eReinsure, and $2.2 million of debt collection, premium financing and collateral recovery fees.

Operating expenses for the three months ended September 30, 2012 decreased $0.2 million, or 3.0%, to $7.3 million, from $7.5 million for the same period in 2011. For the three months ended September 30, 2012 and 2011, the majority of our expenses were personnel costs, which totaled $5.1 million and $4.8 million, respectively. For the three months ended September 30, 2012 and 2011, eReinsure accounted for $1.0 million of the personnel costs and $0.3 million of the operating expenses compared to $1.0 million and $0.4 million, respectively for the same period in 2011.

Operating expenses for the nine months ended September 30, 2012 were $21.6 million, compared to $21.8 million for the same period in 2011. For the nine months ended September 30, 2012 and 2011, the majority of our expenses were personnel costs, which totaled $15.6 million and $14.9 million, respectively. For the nine months ended September 30, 2012 and 2011, eReinsure accounted for $3.1 million of the personnel costs and $0.9 million of the operating expenses compared to $2.3 million and $0.9 million, respectively for the same period in 2011.

EBITDA, for the three months ended September 30, 2012 was $1.6 million compared to $1.7 million for the same period in 2011. EBITDA margin was 17.8% and 18.6% for the three months ended September 30, 2012 and 2011, respectively.

EBITDA, for the nine months ended September 30, 2012 was $7.1 million compared to $6.1 million for the same period in 2011. EBITDA margin was 24.7% and 21.8% for the nine months ended September 30, 2012 and 2011, respectively.

Corporate Segment
No income or expenses were allocated to the Corporate segment for the three and nine months ended September 30, 2012.

Operating expenses for the three and nine months ended September 30, 2011 were $36.0 thousand and $1.8 million, respectively, and were attributable to a combination of professional fees, transaction costs and costs associated with the moving of our corporate headquarters.

Goodwill by Business Segment
During the three months ended March 31, 2012, we determined the final valuation for eReinsure and reduced the amount of goodwill associated with this acquisition by $2.6 million to reflect the final valuation of intangibles acquired. In addition, we reduced goodwill by $2.7 million to reflect final valuation to intangibles for the 2011 acquisition of PBG.

The following table shows goodwill assigned to each business segment at: (in thousands)	September 30, 2012
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental	5,427
United	4,581
Auto Knight	3,827
Total Payment Protection	37,240
BPO:
Summit Partners Transactions	8,902
PBG	4,068
Total BPO	12,970
Brokerage:
B&G	30,468
South Bay	478
eReinsure	23,512
Total Brokerage	54,458
Total Goodwill	$104,668

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flow from operations, ordinary and extraordinary dividend capacity from our subsidiary insurance companies, our credit facility and investments. When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from insured parties that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our Consolidated Balance Sheets with a corresponding liability, net of our commissions, to insurance carriers.

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At September 30, 2012, we had total available-for-sale and short-term investments of $117.9 million, which includes restricted investments of $19.1 million, cash and cash equivalents of $11.3 million and $53.8 million of available capacity on our credit facility. At December 31, 2011, we had total investments of $95.8 million. which includes restricted investments of $18.3 million, cash and cash equivalents of $31.3 million and $12.0 million of available capacity on our revolving credit facility. Our total indebtedness was $106.2 million at September 30, 2012 compared to $108.0 million at December 31, 2011.

On August 2, 2012, we entered into a new credit facility with Wells Fargo Bank, N.A., which is described in the section below, "$125.0 million Credit Facility."

We believe that our cash flow from operations and our availability under our revolving credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We intend to use a portion of our available cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under adverse market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing credit facility upon maturity in August 2017.

Common Stock Repurchase Program
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a subsequent resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. For the three months ended September 30, 2012, we repurchased a total of 147,503 shares with an average price of $8.02 per share and a total cost of $1.2 million. For the nine months ended September 30, 2012, we repurchased a total of 508,080 shares with an average price of $7.72 per share and a total cost of $3.9 million. See Part II, Item 2, for more information on the share repurchase plan.

Regulatory Requirements
We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments are limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries during the following periods:

	Nine months ended	Twelve months ended
(in thousands)	September 30, 2012	December 31, 2011
Ordinary dividends	$285	$7,558
Extraordinary dividends	—	830
Total dividends	$285	$8,388

$85.0 Million Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, N.A., which was set to mature in June 2013 (the "Facility"). Subsequent to June 2010, the Facility was increased to $85.0 million.

On August 2, 2012, we terminated the $85.0 million revolving credit facility with SunTrust Bank, N.A. and entered into a new $125.0 million credit facility, which is discussed below. In connection with the termination of the SunTrust Bank, N.A. revolving credit facility, we recorded a charge of $0.7 million to interest expense during the three months ended September 30, 2012 for previously capitalized transaction costs associated with this revolving credit facility.

$125.0 Million Credit Facility
On August 2, 2012, we entered into a five-year $125.0 million secured credit agreement (the "Credit Agreement") with a syndicate of lenders, including Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement provides for a $50.0 million term loan facility (the "Term Loan Facility"), as well as a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.

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

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. At September 30, 2012, the overall credit quality of the investment portfolio was rated A+ by Standard and Poor's Rating Service.

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

As of September 30, 2012, we held 18 individual fixed maturity and 2 individual equity securities in unrealized loss positions. We do not intend to sell the investments that are in an unrealized loss position at September 30, 2012 and it is more likely than not that the we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. At September 30, 2012, based on management's quarterly review, we deemed that a single equity security was other than temporarily impaired and recorded an impairment charge of $16 thousand for the three and nine month ended September 30, 2012.

As of September 30, 2011, there were 30 individual fixed maturity and 2 individual equity securities in unrealized loss positions. At September 30, 2011, based on management's quarterly review, we deemed that 8 individual equity securities were other than temporarily impaired and for the three and nine months ended September 30, 2011 recorded an impairment charge of $0.2 million. Please see the note, "Investments" in the Notes to the Consolidated Financial Statements for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Nine Months Ended
Cash provided by (used in):	September 30, 2012	September 30, 2011
Operating activities	$19,078	$340
Investing activities	(33,564)	(36,786)
Financing activities	(5,569)	16,171
Net change in cash and cash equivalents	$(20,055)	$(20,275)

Operating Activities
Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2012 compared to net cash used in operating activities of $0.3 million, for the same period in 2011. For the nine months ended September 30, 2012, our net cash provided by operating activities was attributable to net income and an increase in accrued expenses, accounts payable, income taxes and other liabilities, that was partially offset by a increase in accounts and premiums receivable, other receivables and reinsurance receivables. For the nine months ended September 30, 2011, our net cash used in operating activities was attributable to a decrease in unpaid claims, deferred revenues and payments made for accrued expenses, accounts payable and other liabilities partially offset by our net income and decreases in unearned premiums.

Investing Activities
Net cash used in investing activities was $33.6 million for the nine months ended September 30, 2012 and $36.8 million for the same period in 2011. For the nine months ended September 30, 2012, net cash used in investing activities was for the purchase of fixed maturity and equity securities and property and equipment along with an increase in restricted cash, partially offset by the proceeds from maturities and sales of maturity of fixed maturity investments. For the nine months ended September 30, 2011, net cash used in investing activities primarily reflected cash used for the acquisitions of Auto Knight and eReinsure and the purchases of fixed maturity securities, partially offset by the sale and maturity of fixed maturity investments.

Financing Activities
Net cash used in financing activities was $5.6 million for the nine months ended September 30, 2012 compared to $16.2 million of net cash provided by financing activities for the same period in 2011. For the nine months ended September 30, 2012, net cash used in financing activities primarily reflected the use of $3.9 million to repurchase 508,080 shares of our common stock under our stock repurchase plan and $126.2 million used to pay-down our credit facilities, which was partially offset by borrowings under our lines of credit of $124.4 million, Payments and proceeds from our notes payables were also higher for the nine months ended September 30, 2012, compared to the same period in 2011, due to the payoff of our SunTrust Bank, N.A revolving credit facility and the entry into the new Wells Fargo Bank, N.A. credit facility. For the nine months ended September 30, 2011, net cash provided by financing activities reflected additional borrowings under our revolving credit facility credit of $91.6 million, of which approximately $41.8 million was used to complete the acquisitions of Auto Knight and eReinsure, which was partially offset by $64.3 million used to pay-down our revolving credit facility and $10.9 million used for the redemption of our redeemable preferred stock.

Contractual Obligations and Other Commitments We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of September 30, 2012, are detailed in the table below by maturity date as of the periods indicated:

(in thousands)	Payments Due by Period
	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Note payable (1)	$1,250	$10,000	$10,000	$49,918	$71,168
Preferred trust securities	—	—	—	35,000	35,000
Policyholder account balances	1,442	7,255	4,349	13,177	26,223
Unpaid claims (2)	28,680	3,129	219	14	32,042
Total	$31,372	$20,384	$14,568	$98,109	$164,433
(1) For more information on the credit facility with Wells Fargo Bank, N.A., please see the section above titled "$125.0 Million Credit Facility" in this MD&A and "Note Payable" in the Notes to the Consolidated Financial Statements.

(2) Estimated. Net unpaid claims are: total $13,074; less than 1 year $11,702; 1-3 years $1,277; 3-5 years $89; and more than 5 years $6.

As previously disclosed in our Annual Report on Form 10-K, we have certain obligations under operating lease agreements to which we are a party. In accordance with U.S. GAAP, these operating lease obligations and the related leased assets are not reported on our Consolidated Balance Sheets. Other than reductions to the lease obligations resulting from scheduled lease payments, our obligations under these operating lease agreements have not changed materially since December 31, 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of September 30, 2012, we had $71.2 million outstanding under our credit facility with Wells Fargo Bank, N.A. at an interest rate of 3.59%.

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

At September 30, 2012, approximately 68.8% of our $197.2 million in reinsurance receivables, compared to 69.4%, or $194.7 million, at December 31, 2011, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best or is supported by letters of credit.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 62% at September 30, 2012 compared to 79% at December 31, 2011, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

Inflation Risk
Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when either invested assets or liabilities, but not both are indexed to inflation. Inflation did not have a material impact on our financial condition, results of operations or cash flows in the periods presented in our Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in

Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2012 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications
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

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer,, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

The Company filed a Motion to Strike or Dismiss Plaintiffs' Class Action Allegations, or in the Alternative, to Deny Class Certification on May 11, 2012. On September 28, 2012, the United States District Court for the Middle District of Georgia granted such motion.  Plaintiffs have filed a petition for permission to appeal this ruling with the United States Eleventh Circuit Court of Appeals.

Also in the Payment Protection segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike County Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the Pike County Circuit Court did not award sanctions, it did order the Company to subpoena certain records from its agents.  The Company is currently appealing this order. To date, no trial date has been set.

The Company considers all of the above-described litigation customary in the Company's lines of business.  In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position, results of operations or cash flows of the Company. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. Loss contingencies may be taken as developments warrant, although such amounts are not reasonably estimable at this time.

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
General economic and financial market conditions, including the availability and cost of credit, the loss of consumer confidence, reduction in consumer or business spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased uncertainty and volatility as well as diminished expectations for the U.S. economy and the financial markets. These conditions could materially and adversely affect each of our businesses. Adverse economic and financial market conditions could result in:

•
a reduction in the demand for, and availability of, consumer credit, which could result in reduced demand by consumers for our Payment Protection products and our Payment Protection clients opting to no longer make such products available;

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
We face significant competition in each of our businesses. Competition in our businesses is based on many factors, including price,

industry knowledge, quality of client service, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance subsidiaries, office locations, breadth of services and products and brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future, and existing competitors may gain strength by forging new business relationships. The competitive landscape for each of our businesses is described below.

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
We distribute our Payment Protection products through financial institutions, lenders and retailers. Although our contracts with these clients are typically exclusive, they can be canceled on relatively short notice. In addition, the distributors typically do not have any minimum performance or sales requirements and our Payment Protection revenue is dependent on the level of business conducted by the distributor as well as the effectiveness of their sales efforts for our Payment Protection products, each of which is beyond our control. The impairment of our distribution relationships, the loss of a significant number of our distribution relationships, the failure to establish new distribution relationships, the failure to offer increasingly competitive products, the increase in sales of competitors' services and products by these distributors or the decline in their overall business activity or the effectiveness of their sales of our Payment Protection products could materially reduce our Payment Protection sales and revenues. Also, the growth of our Payment Protection business is dependent in part on our ability to identify, attract and retain new distribution relationships and successfully implement our information systems with those of our new distributors.

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
We have derived and are likely to continue to derive a significant portion of our BPO revenues from a limited number of clients, specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). See the section "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Concentration Risk in this report, regarding our concentration risk. The loss of business or a reduction in the fees or other change in relationship with any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no guarantee that we would be able to generate new business in the event that we lose a significant client.

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

With regard to payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders' sales of those products. Our ability to administer those products on behalf of financial institutions is dependent upon their continued ability to sell those products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our administration services and fees revenues would be adversely affected. The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") designed to add new regulatory oversight for these lender products. Recently, the CFPB's enforcement actions have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our administration services and fees revenues. The full impact of the CFPB's oversight is unpredictable and has not yet been realized fully.

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

Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $106.2 million at September 30, 2012 compared to $108.0 million at December 31, 2011. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
Affiliates of Summit Partners collectively and beneficially own approximately 63.3% of our outstanding common stock at September 30, 2012. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At September 30, 2012, we had 20,681,252 shares of common stock outstanding, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

As of September 30, 2012, Fortegra had an active share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock to be purchased from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity for the three months ended September 30, 2012:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
					832,131	$4,707,525
July 1, 2012	to	July 31, 2012	122,650	$8.02	122,650	3,723,500
August 1, 2012	to	August 31, 2012	24,853	8.01	24,853	3,524,376
September 1, 2012	to	September 30, 2012	—	—	—	3,524,376
Total			147,503	$8.02	979,634

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Form 10-Q for a list of exhibits filed with, furnished with, or incorporated by reference into this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date:	November 14, 2012	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-169550	11/29/2010	1.1
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the signing stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.2
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation(together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amended Subordinated Debenture Purchase Agreement, dated June 16, 2010, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6	Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.6
10.6.1	First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.	S-1/A	333-169550	10/29/2010	10.6.1
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	S-1/A	333-169550	12/13/2010	10.6.2
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	8-K	001-35009	3/7/2011	10.1
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	S-1	333-169550	9/23/2010	10.7
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.8
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.9
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.10
10.11	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.12	Form of Fortegra Financial Corporation Director Indemnification Agreement for Alfred R. Berkeley, III, Francis M. Colalucci, Frank P. Filipps and Ted W. Rollins.	S-1/A	333-169550	11/29/2010	10.19
10.13	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.14	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	S-1/A	333-169550	10/29/2010	10.21
10.15 *	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.15.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.16 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.17 *	2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.18 *	Key Employee Stock Option Plan (1995) Agreement.	S-1/A	333-169550	10/29/2010	10.29
10.19	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.20	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.21 *	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.22 *	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.23 *	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.24	Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008. (CONFIDENTIAL TREATEMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.37
10.25	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010. (CONFIDENTIAL TREATEMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.38
10.26 *	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.27 *	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.28 *	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.29 *	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.30 *	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.51
10.31*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	10-Q	001-35009	5/15/2012	10.38
10.32 *	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.33 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	10-Q	001-35009	5/15/2012	10.40

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.34	Credit Agreement, dated August 2, 2012, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers; the initial lenders named therein; Wells Fargo Bank, N.A., as administrative agent, swingline lender, and issuing lender; Wells Fargo Securities, LLC, as bookrunner and joint lead arranger; and Synovus Bank as joint lead arranger and syndication agent.	8-K	001-35009	8/7/2012	10.1
10.35	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries of Fortegra Financial Corporation and LOTS Intermediate Co., as guarantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.2
10.36	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTS Intermediate Co., as pledgors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.3
10.37	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as grantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.4
10.38	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as grantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.5
10.39	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as grantor, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.6
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) for the nine month ended September 30, 2012 , (v) the Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements (Unaudited).
							(1)

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
*	Management contract or compensatory plan or arrangement.
(1)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.