Form 10-K
period 2012-12-31
Fortegra Financial Corp
filed 2013-04-01
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR

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
Large accelerated filer ☐              Accelerated filer      ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $53,422,712 at June 29, 2012 (last day of the registrant's most recently completed second quarter) based on the closing sale price of $8.00 per share for the common stock on such date as traded on the New York Stock Exchange.
The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 14, 2013 was 19,831,697.

Documents Incorporated by Reference

Certain specifically designated portions of Fortegra Financial Corporation's definitive proxy statement for its 2013 Annual meeting of Stockholders (the "Proxy Statement"), which will be filed on or prior to 120 days following the end of Fortegra Financial Corporation's fiscal year ended December 31, 2012, are incorporated by reference into Parts III and IV of this Form 10-K.

FORTEGRA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2012

EXPLANATORY STATEMENT REGARDING RESTATEMENT

In this Annual Report on Form 10-K ("Form 10-K"), the terms "Fortegra Financial," "Fortegra," "we," "us," "our," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries unless the context requires otherwise.

This Form 10-K is for our year ended December 31, 2012, and restates the following previously issued Consolidated Financial Statements, data and related disclosures:

1.
Our Consolidated Balance Sheet as of December 31, 2011, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the years ended December 31, 2011 and 2010, located in Part II, Item 8 of this Form 10-K;

2.	Our selected financial data as of and for the years ended December 31, 2011, and 2010, located in Part II, Item 6 of this Form 10-K;

3.	Our management's discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2011 and 2010, located in Part II, Item 7 of this Form 10-K;

4.
Our unaudited quarterly financial information for the quarterly periods ended March, 31 2012, June 30, 2012 and September 30, 2012 and for the quarterly periods ended March 31, June 30, September 30, and December 31, 2011 and 2010, respectively, located in the Note, "Summarized Quarterly Information (Unaudited)," the Note, " Quarterly Information - Restated (Unaudited)" and the Note, "Quarterly Segment Results - Restated (Unaudited)," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K; and

5.
Our management's discussion and analysis of financial condition and results of operations for the quarterly periods ended March 31, June 30, and September 30, 2010, 2011 and 2012, respectively, located in Part II, Item 7 of this Form 10-K.

We are restating the previously issued Consolidated Financial Statements, data and related disclosures described above to correct the presentation of revenues and expenses of the Motor Clubs division in our Payment Protection segment. As discussed in the Note, "Restatement of the Consolidated Financial Statements," the Company performed an analysis and determined that, under the guidance in Accounting Standards Codification 605, "Revenue Recognition," our revenues for service and administrative fees generated by the Motor Clubs division should be reported on a gross basis with the corresponding gross reporting of member benefit claims and commission expenses. Historically, these revenues and expenses were presented on a combined net basis in service and administrative fees on the Consolidated Statements of Income. The effect of this correction does not impact our net income, basic or diluted earnings per share amounts, comprehensive income or loss, net cash provided by operating activities or stockholders' equity for the affected periods. We also corrected immaterial errors in revenue recognition, purchase accounting and cash flows, as also discussed in the Note, "Restatement of the Consolidated Financial Statements".
The financial information for the periods indicated above that are included in the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and earnings, press releases and similar communications issued prior to the filing of this Form 10-K should not be relied on and are superseded by this Form 10-K.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K ("Form 10-K") to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
 This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such act for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

The forward-looking statements contained in this Form 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under PART I, ITEM 1A. RISK FACTORS and PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary materially from those projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 1. BUSINESS

Corporate Overview
Fortegra Financial Corporation is an insurance services company that provides distribution and administration services to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. We were incorporated in 1981 in the State of Georgia and in 2010 we re-incorporated in the State of Delaware. We sell our services and products principally through clients rather than directly to consumers. We initially provided credit life and disability insurance for financial institutions, primarily small community banks in Georgia, and their customers under our Life of the South brand. In 2008, we changed our name from Life of the South Corporation to Fortegra Financial Corporation. Most of our business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. Our majority-owned and controlled subsidiaries, are as follows:

•	LOTS Intermediate Co. ("LOTS IM")

•	Bliss and Glennon, Inc. ("B&G")

•	CRC Reassurance Company, Ltd. ("CRC")

•	Insurance Company of the South ("ICOTS")

•	Life of the South Insurance Company ("LOTS") and its subsidiary, Bankers Life of Louisiana ("Bankers Life")

•	LOTS Reassurance Company ("LOTS RE")

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern")

•	Southern Financial Life Insurance Company ("SFLAC"), 85% owned

•	South Bay Acceptance Corporation ("South Bay")

•	Continental Car Club, Inc. ("Continental")

•	United Motor Club of America, Inc. ("United")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	eReinsure.com, Inc. ("eReinsure")

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Magna Insurance Company ("Magna")

•	Digital Leash, LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	4Warranty Corporation ("4Warranty")

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

On December 17, 2010, we completed our initial public offering (the "IPO") and began trading on the New York Stock Exchange ("NYSE") under the symbol "FRF". In conjunction with our IPO we issued 6,000,000 shares of common stock at an IPO price of $11.00 per share, of which 4,265,637 shares were sold by us and 1,734,363 shares were sold by selling stockholders. In connection with the IPO, Summit Partners sold 1,548,675 common shares of stock. At December 31, 2012, affiliates of Summit Partners beneficially owned approximately 63.2% of our common stock. At December 31, 2012, we had 20,710,370 shares of common stock outstanding.

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

Our fee-driven revenue model is focused on delivering a high volume of recurring transactions through our clients and producing attractive profit margins and operating cash flows. Historically, our business has grown both organically and through acquisitions of complementary businesses. For the year ended December 31, 2012, our total revenues increased 3.6% or $10.1 million to $291.6 million from $281.6 million, for the year ended December 31, 2011, which includes the impact of the restatement and the immaterial correction of a prior period error as discussed in the Note, "Restatement of the Consolidated Financial Statements," of the Notes to Consolidated Financial Statements. Our net income was $15.2 million for the year ended December 31, 2012 compared to $13.5 million for the year ended December 31, 2011. Our adjusted earnings before interest expense, taxes, non-controlling interest, depreciation and amortization ("Adjusted EBITDA") totaled $40.6 million and $39.3 million for the years ended December 31, 2012 and 2011, respectively. See the section titled "Results of Operations - Segments" included in Item 7 of this Annual Report for more information and a Reconciliation of Adjusted EBITDA.

Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, and operating income or loss with respect to our operations outside the United States, is contained in the Note, "Segment Results" in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Our Business Segments
Fortegra operates in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing ("BPO") and (iii) Brokerage. Payment Protection specializes in protecting lenders and their consumers from death, disability or other events that could otherwise impair their ability to repay a debt and also offers warranty and service contracts for mobile handsets, furniture and major appliances, and motor club solutions to consumers. BPO provides an assortment of administrative services tailored to insurance and other financial services companies through a virtual insurance company platform. Brokerage uses a pure wholesale sell-through model to sell specialty casualty and surplus lines insurance and also provides web-hosted applications used by insurers, reinsurers and reinsurance brokers for the global reinsurance market.

In each segment, we deliver services and products that generate incremental revenues and utilize technology to reduce operating costs. Our businesses benefit from efficiencies by sharing accounting, compliance, legal, technology, human resources and administrative services. Please see the Note, "Segment Results," in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Payment Protection
Our Payment Protection segment, marketed under our Life of the South, ProtectCELL, 4Warranty, Continental Car Club, United Motor Club and Auto Knight Motor Club brands, delivers credit insurance, debt protection, warranty and service contracts, motor club solutions and membership plans to consumer finance companies, regional banks, community banks, retailers, small loan companies, warranty administrators, automobile dealers, vacation ownership developers, credit unions and independent wireless retailers. Our clients then offer these products to their customers in conjunction with consumer transactions.

We own and operate insurance company subsidiaries to facilitate, on behalf of our Payment Protection clients, the distribution of credit insurance and payment protection services and products. This allows our clients to sell these services and products to their customers without having to establish their own insurance companies, which saves our clients the cost and time of undertaking and complying with substantial regulatory and licensing requirements. Our clients typically retain underwriting risk related to such products either through retrospective commission arrangements or fully-collateralized reinsurance companies owned by them, which we administer on their behalf. While the majority of our Payment Protection revenue is fee-based, we assume insurance underwriting risk in select instances to meet clients' needs and to enhance our profitability. In addition, our insurance company's subsidiaries issue contractual liability policies to warranty companies and service providers in relation to warranty and service contracts.

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

BPO
Our BPO segment, marketed under the Consecta and Pacific Benefits Group Northwest, LLC brands, provides a broad range of administrative services tailored to insurance and other financial services companies. Our BPO business is one of our most technology-driven segments. Through our operating platform, which utilizes our proprietary technology, we provide sales and marketing, electronic underwriting, premium billing and collections, policy administration, claims adjudication and call center management services on behalf of our clients. In addition our BPO segment markets and sells health, accident, critical illness and life insurance policies to customers in the U.S.

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

Brokerage
Our Brokerage segment is marketed under our Bliss & Glennon, eReinsure.com, Inc. and South Bay Acceptance Corporation brands. We acquired eReinsure in March 2011, which allows us to broaden our relationships with major insurers, reinsurers and brokers worldwide who use the eReinsure system to assist in the management of facultative reinsurance transactions. Bliss & Glennon, acquired in April 2009, is one of the largest surplus lines brokers in California according to the Surplus Line Association of California, and ranked in the top 10 wholesale brokers in the United States in 2012 by premium volume according to Business Insurance, an industry publication.

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

Our Brokerage business provides retail insurance brokers and agents and insurance companies the ability to obtain various types of commercial insurance coverages outside of their core areas of focus, broader access to insurance markets and the expertise to place complex risks. We also provide underwriting services for ancillary or niche insurance products as a managing general agent ("MGA") for specialized insurance carriers. We believe that insurance carriers value their relationship with us because we provide them with access to new markets without the need for costly distribution infrastructure. Our Brokerage business also utilizes our technology platform to provide its clients with administrative services, including policy underwriting, premium and claim administration and actuarial analysis. Through South Bay we finance premiums on insurance and insurance-related products.

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

Recent Business Acquisitions and Dispositions
One of the main drivers of our success has been growth from business acquisitions. Our 2012 and 2011 acquisitions are detailed below:

Acquisitions in 2012
On December 31, 2012, we acquired a 62.4% ownership interest in Digital Leash, LLC, d/b/a ProtectCELL and an option to purchase the remaining 37.6% ownership interest in ProtectCELL after 2014. ProtectCELL provides membership plans that afford protection for mobile wireless devices and other benefits including data management and identity theft protection. ProtectCELL is one of the leaders in mobile device protection plans and will spearhead Fortegra's efforts to expand its warranty and service contract business in the mobile and wireless device space.

On December 31, 2012, we acquired 100% of the outstanding stock ownership of 4Warranty Corporation, a leading warranty and extended service contract administrator with extensive expertise in furniture, electronics, appliance, lawn and garden, and fitness equipment extended service contracts. 4Warranty complements the Company's rapidly expanding warranty business within its Payment Protection segment.

On April 24, 2012, we acquired a 100% ownership interest in MHA & Associates LLC, for $0.3 million, obtaining the renewal rights of the business and hiring the prior owner to maintain and increase the block of business.

Acquisitions in 2011
In January 2011, the Company acquired 100% of the outstanding stock ownership of Auto Knight Motor Club, Inc., of Palm Springs, CA. Auto Knight provides motor club memberships, vehicle service plans and tire and wheel programs, which are offered by automobile and truck dealerships and retailers in the United States and Canada. The acquisition expands the Company's geographic reach to Canada, where Auto Knight offers its products through retailers as a subscription benefit.

In March 2011, the Company acquired 100% of the outstanding stock ownership of eReinsure.com, Inc.. eReinsure provides web-hosted applications for the reinsurance market by leveraging Internet technologies in application architecture, network communication and information delivery to facilitate reinsurance transactions.

In October 2011, the Company acquired Pacific Benefits Group Northwest, LLC, a leading U.S. independent insurance agency. PBG markets and sells health, accident, critical illness and life insurance policies. PBG is headquartered in Beaverton, OR and is licensed as an agent in 42 states.

Effective December 1, 2011, the Company's Payment Protection subsidiary, Life of the South Insurance Co., entered into an assumption reinsurance transaction with Magna Insurance Company in which LOTS assumed all the outstanding liabilities for insurance policies underwritten by Magna, including its credit, annuity and mortgage life policies. The value of the insurance liabilities assumed, net of reinsurance was approximately $11.3 million. These policies are running off and no new policies are being underwritten.

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

We historically have used a combination of borrowings under our credit facilities and cash on hand to pay the purchase price of our acquisitions. The following table summarizes our acquisition activity for the year ended:

(in thousands, except number of acquisitions closed)	December 31, 2012
Number of acquisitions closed	3

Total cash consideration	$23,166

Market Opportunity
 We operate in the insurance, consumer finance and commercial finance industries principally in the United States, offering our services and products through the brands and distribution bases of our clients. We believe that we are well positioned to capitalize on the following key industry trends:

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

Growth of the Specialty P&C Insurance Market.  We believe the market for specialty P&C insurance products has grown as a result of increased acceptance of these products by insured parties and the development of new risk management products by insurance carriers. Insurance carriers operating in the surplus lines market generally distribute their products through wholesale insurance brokers, such as Bliss & Glennon.

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

 Experienced Management Team.  We have an experienced management team with extensive operating and industry experience in the markets that we serve. Our management team has successfully developed profitable new services and products and completed the acquisition of thirteen complementary businesses since January 1, 2008.

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

Business Diversification.  Our businesses and results of operations are highly diversified within the financial services industry and among retailers, which positions us to take better advantage of emerging industry trends and to better manage business and insurance cycles than companies that operate in only one sector of the financial services industry.

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

 In our Payment Protection business, we compete with insurance companies, financial institutions and other insurance service providers. The principal competitors for our Payment Protection business include the payment protection groups of The Warranty Group, Assurant, Inc., Asurion Corporation and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to those in our Payment Protection business. As financial institutions gain experience with payment protection programs, their reliance on our services and products may diminish. ProtectCELL principally serves independent wireless retailers. Competitors offering similar products and services to ProtectCELL include eSecuritel Holdings, LLC, Asurion, LLC and Global Warranty Group, LLC.

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

 Our Brokerage business competes with numerous firms for retail insurance clients, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers, without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. In addition, the Internet continues to evolve as a source for direct placement of personal lines insurance business. Although we are uniquely positioned in the Facultative Reinsurance marketplace with no comparable companies currently providing similar services, systems such as Aon's FAConnect, the LexisNexis Insurance Exchange and the Lloyd's Exchange have technology platforms that could provide solutions which could directly compete with us in the future.

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

Regulation
We are subject to the reporting requirements of the Exchange Act, and its rules and regulations, which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").

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

Regulation - Payment Protection Segment
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

The extent of U.S. state insurance regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The purpose of the laws and regulation affecting our insurance operations is primarily to protect the policyholders and not our stockholders or our agents (i.e., the financial institutions that sell our products to their customers). The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained; the payment of dividends; changes in control of insurance companies; the licensing of insurers and their agents and other producers; the types of insurance that may be written; privacy practices; the ability to enter and exit certain insurance markets; the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; payment of sales compensation to third parties; approval of policy forms; and the regulation of market conduct, including underwriting and claims practices.

Insurance Holding Company Statutes. As a holding company, we are not regulated as an insurance company, but because we own capital stock in insurance subsidiaries, we are subject to the state insurance holding company statutes, as well as certain other laws of each of the states of domicile of our insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and in many instances, prior regulatory approval of material transactions between an insurance company and an affiliate. The holding company statutes, as well as other laws, also require, among other things, prior regulatory approval of an acquisition of control of a domestic insurer, certain transactions between affiliates and payments of extraordinary dividends or distributions. Transactions within the holding company system affecting insurers must be fair and reasonable, and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs.

Dividends Limitations. We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled and in which our subsidiaries operate, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the following periods:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Ordinary dividends	$2,783	$6,956	$7,572
Extraordinary dividends	—	830	2,474
Total dividends	$2,783	$7,786	$10,046

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

Risk-Based Capital Requirements. The NAIC has adopted a model act with risk-based capital ("RBC") formulas to be applied to insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by state insurance regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. The domiciliary states of our insurance subsidiaries have adopted laws substantially similar to the NAIC's RBC model act. RBC requirements determine minimum capital requirements and are intended to raise the level of protection for policyholder obligations. RBC levels are not intended as a measure to rank insurers generally, and the insurance laws in the domiciliary states of our subsidiaries generally restrict the public dissemination of insurers' RBC levels. Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

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

Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Through HIPAA, the Department of Health and Human Services imposes obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA established requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. Recently, parts of HIPAA were amended under the HITECH Act, and pursuant to these amendments, new regulations have been issued requiring notification of government agencies and consumers in the event of certain security breaches involving personal health information.

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

Regulation - BPO Segment
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

Regulation - Brokerage Segment
Our Brokerage and premium finance operations are subject to regulation at the federal, state and local levels. B&G and our designated employees must be licensed to act as agents, brokers, producers and/or agencies by state regulatory authorities in the states where we conduct business. Regulations and licensing laws vary by state and are often complex and subject to interpretation and enforcement by the relevant departments of insurance.

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

Employees
At December 31, 2012, we employed approximately 700 people, which includes the employees from the December 31, 2012 acquisitions of ProtectCELL and 4Warranty, on a full or part-time basis. None of our employees are represented by unions or trade organizations. We believe that our relations with our employees are satisfactory.

Intellectual Property
We own or license a number of trademarks, patents, trade names, copyrights, service marks, trade secrets and other intellectual property rights that relate to our services and products. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our businesses, we believe that none of our businesses are materially dependent upon any particular trademark, trade name, copyright, service mark, license or other intellectual property right. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark or service mark is used in the regular course of trade. We have entered into confidentiality agreements with our clients. These agreements impose restrictions on such clients' use of our proprietary software and other intellectual property rights.

Web Site Access to Fortegra's Filings with the SEC
We maintain an Internet website at www.fortegra.com. The information that appears on our website is not part of, and is not incorporated into, this Annual Report. We will make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. All filings with the SEC are posted to our website in the "Investor Relations" tab under the section "Financial Information." Upon written request of any stockholder of record on December 31, 2012, Fortegra will provide, without charge, a printed copy of its 2012 Annual Report as required to be filed with the SEC. To obtain a copy of the 2012 Annual Report, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL, 32256, or call (866)-961-9529.

Copies of all of Fortegra's filings and other information may also be obtained electronically from the SEC's website at www.sec.gov. or may be read and copied at the: SEC Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

•	higher than anticipated loss ratios on our Payment Protection products due to rising unemployment or disability claims;

•	higher risk of increased fraudulent insurance claims;

•	individuals terminating loans or canceling credit insurance policies, thereby reducing our revenues;

•	A reduction in the demand for consumer warranty products, service contract offerings, and motor club memberships;

•	individuals terminating warranty products, service contract or motor club memberships, thereby reducing our revenues;

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

•
Payment Protection - In our Payment Protection business, we compete with insurance companies, financial institutions, extended service plan providers, membership plan providers and other insurance and warranty service providers. The principal competitors for our Payment Protection business include The Warranty Group, Assurant, Inc., Asurion Corporation, eSecuritel Holdings, LLC, Asurion, LLC, Global Warranty Group, LLC and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to those in our Payment Protection business. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As financial institutions gain experience with payment protection and warranty programs, their reliance on our services and products may diminish.

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

•
Brokerage - Our Brokerage business competes for retail insurance clients with numerous firms, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of California. This could also impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with those products we offer. These carriers sell their products directly through retail agents and brokers without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. Although we are uniquely positioned in the Facultative Reinsurance marketplace with no comparable companies currently providing similar services.  Systems such as Aon's FAConnect, the LexisNexis Insurance Exchange and the Lloyd's Exchange have technology platforms that could provide solutions which could directly compete with us in the future.

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
Our annual and quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. In addition, our expenses as a percentage of revenues may be significantly different than our historical rates. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that may cause our results of operations to fluctuate from period-to-period include:

•	demand for our services and products;

•	the length of our sales cycle;

•	the amount of sales to new clients:

•	the timing of implementations of our services and products with new clients;

•	pricing and availability of surplus lines and other specialty insurance products coverages;

•	seasonality;

•	the timing of acquisitions;

•	competitive factors;

•	prevailing interest rates;

•	pricing changes by us or our competitors;

•	transaction volumes in our clients' businesses;

•	the introduction of new services and products by us and our competitors;

•	changes in strategic partnerships;

•	changes in regulatory and accounting standards; and

•	our ability to control costs.
In addition, our Payment Protection revenues can vary depending on the level of consumer activity and the success of our clients in selling products. In our Brokerage business, our commission and fee income can vary due to the timing of policy renewals, as well as the timing and amount of the receipt of profit commission payments and fees and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, third party customers' demand for insurance products can influence the timing of renewals, new business, lost business (which includes policies that are not renewed) and cancellations. In addition, we rely on retail insurance brokers and agents and insurance companies for the payment of certain commissions. Because these payments are processed internally by these companies, we may not receive a payment that is otherwise expected from a particular firm in one period until after the end of that period, which can adversely affect our ability to budget for such period.

Our results of operations could be materially and adversely affected if we fail to retain our existing clients, cannot sell additional services and products to our existing clients, do not introduce new or enhanced services and products or are not able to attract and retain new clients.
Our revenue and revenue growth are dependent on our ability to retain clients, to sell those clients additional services and products, to introduce new services and products and to attract new clients in each of our businesses. Our ability to increase revenues will depend on a variety of factors, including:

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
Historically, acquisitions have played a significant role in our expansion into new businesses and in the growth of some of our businesses. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition transactions for our business. However, we may not be able to identify suitable acquisitions, and such transactions may not be financed and completed on acceptable terms. We may incur significant expenses in evaluating such acquisitions. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

•	failure to achieve anticipated revenues, earnings or cash flow;

•	increased expenses;

•	diversion of management time and attention;

•	failure to retain the acquired business' customers or personnel;

•	difficulties in realizing projected efficiencies;

•	ability to realize synergies and cost savings;

•	difficulties in integrating systems and personnel; and

•	inaccurate assessment of liabilities.
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
The profitability of our BPO business is largely a function of the efficiency with which we utilize our assets and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including hiring and assimilating new employees, forecasting demand for our services and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients' perceptions of our ability to add value through our services, competition, the introduction of new services or products by us or our competitors and general economic conditions. Our ability to accurately estimate, attain and sustain revenues over increasingly longer contract periods could negatively impact our margins and cash flows. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. The profitability of our BPO business is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger workforce that may result and our profitability may be adversely and materially affected.

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
Our Brokerage business derives revenue principally from commissions and fees paid by insurance companies. Commissions and fees are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions and fees are therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premium rates. Premium rates are determined by insurance companies based on a fluctuating market and in many cases are regulated by the states in which they operate. We have generally encountered declining rates for P&C insurance since late 2006.

Premium pricing within the commercial P&C insurance market in which we operate historically has been cyclical based on the underwriting capacity of the insurance carriers operating in this market and has been impacted by general economic conditions. In a period of decreasing insurance capacity, insurance carriers typically raise premium rates. This type of market frequently is referred to as a "hard" market. In a period of increasing insurance capacity, insurance carriers tend to reduce premium rates. This type of market frequently is referred to as a "soft" market, which the commercial P&C market has experienced since 2006, with a slight firming of the market in 2012. Because our commission rates usually are calculated as a percentage of the gross premium charged for the insurance products that we place, our revenues are affected by the pricing cycle of the market and the amount of risk that is insured. General economic conditions may impact the amount of risk that is insured by companies by affecting the value of the insured properties, the size of company workforces and the willingness of companies to self-insure certain risks to reduce insurance expenses. The frequency and severity of natural disasters and other catastrophic events can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles. The cyclical nature of premium pricing in the commercial P&C insurance market may make our results of operations volatile and unpredictable. To the extent that an economic downturn and/or "soft" market persists for an extended period of time, our Brokerage commissions and fees, financial condition and results of operations may be materially and adversely affected.

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
Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation or compliance could reduce our profitability or limit our growth by increasing the costs of compliance, limiting or restricting the products or services we sell, or the methods by which we sell our services and products, or subjecting our businesses to the possibility of regulatory actions or proceedings. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities have broad discretion to grant, renew or revoke licenses and approvals and to implement new regulations. We may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in any jurisdiction in which we operate. We can give no assurances that our businesses can continue to be conducted in each jurisdiction as they have been in the past. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states establish insurance departments with broad powers with respect to matters, such as:

•	licensing and authorizing companies and agents to transact business;

•	regulating capital and surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating the ability of companies to enter and exit markets;

•	imposing statutory accounting requirements and annual statement disclosures;

•	approving changes in control of insurance companies;

•	regulating premium rates, including the ability to increase or maintain premium rates;

•	regulating trade billing and claims practices;

•	regulating certain transactions between affiliates;

•	regulating reinsurance arrangements, including the balance sheet credit that may be taken by the ceding or direct insurer;

•	mandating certain insurance benefits;

•	regulating the content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases;

•	regulating market conduct and sales practices of insurers and agents, including compensation arrangements; and

•	regulating a variety of other financial and non-financial components of an insurer's business.

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
We retain confidential information in our information systems, and we are subject to a variety of privacy regulations and confidentiality obligations. For example, some of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect confidential information we obtain from our clients. These obligations generally require us, in accordance with applicable laws, to protect such information to the same extent that we protect our own confidential information. We have implemented physical, administrative and logical security systems with the intent of maintaining the physical security of our facilities and systems and protecting our, our clients' and their customers' confidential information and personally-identifiable information against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of data. Despite such efforts, we may be subject to a breach of our security systems that results in unauthorized access to our facilities and/or the information we are trying to protect. Anyone who is able to circumvent our security measures and penetrate our information systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, most states require that customers be notified if a security breach results in the disclosure of personally-identifiable customer information. Any compromise of the security of our information systems that results in inappropriate disclosure of such information could result in, among other things, unfavorable publicity and damage to our reputation, governmental inquiry and oversight, difficulty in marketing our services, loss of clients, significant civil and criminal liability and the incurrence of significant technical, legal and other expenses, any of which may have a material adverse effect on our results of operations and financial condition.

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
Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may have a material adverse effect on our results of operations and financial condition. Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	prohibiting retailers from providing debt cancellation policies or other ancillary products;

•	prohibiting insurers from fronting captive reinsurance arrangements;

•	placing or reducing interest rate caps on the consumer finance products our clients offer;

•	limitations or imposed reductions on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of increased fines, taxes or other penalties for improper licensing, the failure to promptly pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	restrictions on the ability to offer certain types of products;

•	new or different disclosure requirements on certain types of products; and

•	imposition of new or different requirements for coverage determinations.
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

Under the Dodd-Frank Act, the Federal Insurance Office was established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority would likely extend to all lines of insurance that our insurance subsidiaries write. The director of the Federal Insurance Office will serve in an advisory capacity to the Financial Stability Oversight Council and have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to the financial stability of the U.S. economy. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements and would streamline the regulation of reinsurance and surplus lines insurance. At this time, we cannot assess whether any other proposed legislation or regulatory changes will be adopted, or what impact, if any, the Dodd-Frank Act or any other legislation or changes could have on our results of operations, financial condition or liquidity.

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

With respect to the P&C insurance policies our Payment Protection business underwrites, federal legislative proposals regarding National Catastrophe Insurance, if adopted, could reduce the business need for some of the related products we provide. Additionally, as the U.S. Congress continues to respond to the recent housing foreclosure crisis, it could enact legislation placing additional barriers on creditor-placed insurance.

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

Our cash and cash equivalents could be adversely affected if the financial institutions with which our cash and cash equivalents are deposited fail.
We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts. In the United States, these accounts were fully insured by the Federal Deposit Insurance Corporation ("FDIC") regardless of account balance through the Transaction Account Guarantee ("TAG") program created by Dodd-Frank § 343. The expiration of the TAG program on December 31, 2012, caused the FDIC's standard insurance limit of $250,000 per depositor per institution to be reimposed on January 1, 2013. Thus, our accounts containing cash and cash equivalents may exceed the FDIC's standard $250,000 insurance limit from time to time.

Risks Related to Our Indebtedness
Our indebtedness may limit our financial and operating activities and may materially and adversely affect our ability to incur additional debt to fund future needs.
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "Management Discussion & Analysis -- Liquidity and Capital Resources -- Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $124.4 million at December 31, 2012 compared to $108.0 million at December 31, 2011. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
Part of our interest rate risk strategy involves entering into hedging transactions to mitigate the risk of variable interest rate instruments by converting the variable interest rate to a fixed interest rate. Each hedging item must be regularly evaluated for hedge effectiveness. If it is determined that a hedging transaction is ineffective, we may be required to record losses reflected in our results of operations which could adversely impact our financial condition.

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
Our most recent evaluation resulted in our conclusion that as of December 31, 2012, we were not in compliance with Section 404 of SOX. Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

We have identified material weaknesses in our internal control over financial reporting, which have required management resources to be diverted to efforts to remediate these material weaknesses.
During the course of year end accounting procedures for the fiscal year ended December 31, 2012, and as discussed in Item 9A, "Controls and Procedures," of this Annual Report on Form 10-K, we have identified control deficiencies relating to a) the application of generally accepted accounting principles in a timely and accurate manner in the reporting of revenue, member benefit claims, and commissions of our Motor Clubs division, and b) the support and verification of retrospective commission accrual estimates in our Payment Protection segment. .  Management has concluded that these control deficiencies constituted material weaknesses in internal control over financial reporting as of December 31, 2012.  A "material weakness in internal control over financial reporting" is one or more deficiencies in a process that create a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected in a timely manner.  The deficiency in the application of our controls relating to the timely application of accounting principles generally accepted in the United States of America ("U.S .GAAP") for revenue recognition of our Motor Clubs division on a gross basis rather than net resulted in a material misstatement of line item amounts in previously reported Consolidated Statements of Income, which have been restated herein. This material misstatement of our financial statements was not prevented or detected by us in the normal course of our financial statement close process. The deficiencies relating to retrospective commissions did not result in errors in prior period financial statements but we have determined that controls were not adequate to prevent or detect a material misstatement.

While we believe that the remediation efforts we have recently instituted are adequate to correct the problems we have identified, we cannot be certain that these efforts will eliminate the material weaknesses we identified or ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future.  There is also no assurance that we will not discover additional material weaknesses in our controls and procedures in the future.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 63.2% of our outstanding common stock at December 31, 2012. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At December 31, 2012, we had 20,710,370 shares of common stock outstanding, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in Delaware, Georgia, Mississippi and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of the capital stock of Fortegra generally will be presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of California, Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2012, Fortegra Financial leased its principal executive offices located at Deerwood Park Boulevard, Building 100, Jacksonville, Florida, 32256, consisting of approximately 58,000 square feet, which is used by each of our businesses other than Brokerage. In addition, we lease approximately 120,000 square feet of office space in approximately 25 locations principally in the United States. Most of our leases have lease terms ranging from three to eleven years with provisions for renewals. We believe our properties are adequate for our business as presently conducted. Please see the Notes, "Property and Equipment" and "Leases," in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in the Note, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Fortegra's executive officers as of December 31, 2012, including their age, position held, and principal occupation and employment during the past five years for our executive officers were as follows:

Richard S. Kahlbaugh, age 52, has been our President and Chief Executive Officer and a director since June 2007 and has been our Chairman since June 2010. Prior to becoming President and Chief Executive Officer, Mr. Kahlbaugh was our Chief Operating Officer from 2003 to 2007. He also serves as the Chairman of all of our insurance subsidiaries. Prior to joining us in 2003, Mr. Kahlbaugh served as President and Chief Executive Officer of Volvo's Global Insurance Group. He also served as the first General Counsel of the Walshire Assurance Group, a publicly traded insurance company, and practiced law with McNees, Wallace and Nurick. Mr. Kahlbaugh holds a J.D. from Delaware Law School of Widener University and a B.A. from the University of Delaware. Mr. Kahlbaugh was selected to serve on our board of directors in light of his significant knowledge of our products and markets and his ability to provide valuable insight to our Board of Directors as to day-to-day business issues we face in his role as our Chief Executive Officer.

Walter P. Mascherin, age 58, has been our Executive Vice President and Chief Financial Officer since October 2010. Prior to joining us, Mr. Mascherin worked at Volvo Financial Services for 14 years where he served as Senior Vice President of Organization Development and Workouts from 2009 to 2010, Senior Vice President and Chief Credit Officer from 2006 to 2009, Vice President of Corporate Development (US) in 2006 and Vice President and Chief Operating Officer from 2004 to 2005. Mr. Mascherin holds an M.B.A. from Heriot Watt University, Edinburgh, Scotland and a Business Administration Diploma from Ryerson University, Ontario, Canada.

Christopher D. Romaine, age 41, has been our Senior Vice President, General Counsel and Secretary since June 2011 and was our Associate General Counsel from September 2010. Prior to joining Fortegra, Mr. Romaine acted as Managing Counsel at Toyota Financial Services from 2006 to 2009 and as First Vice President and Senior Counsel at MBNA Corporation from 2002 to 2006. Mr. Romaine holds a J.D. from the University of Pennsylvania School of Law and an A.B., magna cum laude, from Brown University.

Joseph R. McCaw, age 61, has been our Executive Vice President and President of [Payment Protection since November 2008.] He also serves as the Chief Executive Officer of our insurance subsidiaries. Mr. McCaw joined us in 2003 as our First Vice President of Finance/Retail. Prior to joining us, Mr. McCaw served as President of Financial Institution Group for Protective Life Corporation. Mr. McCaw holds an M.B.A. from Lindenwood University and a B.A. from Westminster College.

Robert Abramson, age 60, has been our Executive Vice President and President of Bliss & Glennon since August 2011, and has been a leader of Bliss & Glennon in various capacities since 1977.  He served as Director of Bliss & Glennon from March 2009 to August 2011 and as National Director of Excess and Surplus Lines from 2006 to 2009 for HRH, a former parent of Bliss & Glennon.  He served as President and owner of Bliss & Glennon from 1993 until selling to HRH.  Mr. Abramson graduated with honors with a B.S. in Finance from San Diego State and earned his CPCU designation in 1981.

W. Dale Bullard, age 54, has been our Executive Vice President and President of Motor Clubs since January 2013. Mr. Bullard joined us in 1994 as a Senior Vice President and has over 28 years of experience in the insurance industry. Most recently, Mr. Bullard served as our Chief Marketing Officer from May 2006 until assuming his current role. Prior to joining us, Mr. Bullard held various positions at Independent Insurance Group from 1979 to 1994, most recently as a Senior Vice President in 1988. Mr. Bullard holds a B.S. from the University of South Carolina. Mr. Bullard currently serves on the board of directors of the Consumer Credit Insurance Association and previously served as its president.

Robert P. Emery, age 44, has been our Executive Vice President and President of Digital Leash LLC, d/b/a ProtectCELL, since January 2013. Mr. Emery is a co-founder of ProtectCELL and served as ProtectCELL's President from April 2006 to March 2011. Mr. Emery later served as ProtectCELL's COO from March 2011 until working in his current capacity, upon Fortegra's acquisition of a majority interest in ProtectCELL. In addition to his work with ProtectCELL, Mr. Emery is the Owner and President of Emery Electronics Inc., also known as Cellular and More.

Steven R. Wood, age 54, has been our Senior Vice President and Chief Administrative Officer since January 2013. Mr. Wood served as our Assistant Vice President from 1995 to 2005 and more recently as our Vice President of Corporate Initiatives from 2005 to 2010. Mr. Wood moved on to serve as the Director of Franchise Operations for Express Tax, Inc., an H&R Block company, from February 2010 to January 2012. Mr. Wood then rejoined our company in March 2012 as the Director of Project Management, prior to serving in his current capacity. Mr. Wood holds a B.S. in Business Administration from Auburn University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders
Fortegra Financial Corporation's common stock is listed and traded on the NYSE under the symbol "FRF" and began trading on December 17, 2010. At March 14, 2013, there were 19,831,697 shares of our common stock outstanding and approximately 787 stockholders of record.

Price Range of Common Stock and Dividends Declared
The table below sets forth the price high and low sales prices and the last price for the periods indicated for our common stock as reported on the NYSE Composite Tape and any cash dividends declared:

2012	High	Low	Last	Cash Dividends Per Share
First Quarter	$8.45	$6.49	$8.36	$—
Second Quarter	8.50	7.71	8.00	—
Third Quarter	8.36	7.44	7.93	—
Fourth Quarter	9.17	7.94	8.89	—

2011
First Quarter	$12.20	$10.72	$11.36	$—
Second Quarter	11.69	7.48	7.84	—
Third Quarter	8.18	4.81	5.25	—
Fourth Quarter	6.80	4.91	6.68	—

Dividend Policy
We have not declared or paid cash dividends on our common stock in the past three years and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account: restrictions in our debt instruments; general economic business conditions; our financial condition and results of operations; the ability of our operating subsidiaries to pay dividends and make distributions to us; and such other factors as our Board of Directors may deem relevant.

Sales of Unregistered Securities
During 2012 and 2011, we did not issue any unregistered securities.

Issuer Purchases of Equity Securities
As of December 31, 2012, Fortegra had a share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. The following table shows Fortegra's share repurchase plan activity for the three months ended December 31, 2012:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
					979,634	$3,524,376
October 1, 2012	to	October 31, 2012	—	$—	—	3,524,376
November 1, 2012	to	November 30, 2012	—	—	—	3,524,376
December 1, 2012	to	December 31, 2012	—	—	—	3,524,376
Total			—	$—	979,634

Equity Compensation Plans
Our 2013 Proxy Statement, for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012, includes information relating to the compensation plans under which our equity securities are authorized for issuance, under the heading "Equity Compensation Plan," and we incorporate such information herein by reference. Please see the Note, "Stock-Based Compensation," in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for additional information relating to our compensation plans under which our equity securities are authorized for issuance.

Comparison of Cumulative Total Return Since the Company's Initial Public Offering
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act, except to the extent that we specifically incorporate the performance graph and table by reference therein.

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and the Financial Select Sector SPDR Fund for the period beginning on December 17, 2010 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2012, assuming an initial investment of $100. Subsequent to our initial public offering in December 17, 2010, we have not declared or paid cash dividends on our common stock, while the data for the Russell 2000 Index and the Financial Select Sector SPDR Fund assumes reinvestment of dividends.

120.00
100.00
80.00
60.00
40.00
20.00
-
12/17/2010
12/31/2010
12/30/2011
12/31/2012
FRF US Equity
XLF US Equity
RTY Index

	December 17, 2010	December 31, 2010	December 30, 2011	December 31, 2012
Fortegra Financial - FRF US Equity	$100.00	$100.45	$60.73	$80.82
Russell 2000 - RTY Index	100.00	100.53	95.05	108.96
Financial Select Sector SPDR Fund - XLF US Equity	100.00	102.70	85.10	109.28

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part II, Item 7 of this Annual Report and the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Annual Report. All acquisitions by Fortegra during the five years ended December 31, 2012 are included in results of operations since their respective dates of acquisition.

(in thousands, except shares and per share amounts)	Years Ended December 31,
Consolidated Statement of Income Data:	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
		As restated	As restated
Revenues:
Service and administrative fees	$90,550	$94,464	$56,254	$31,829	$24,279
Brokerage commissions and fees	35,306	34,396	24,620	16,309	—
Ceding commission	34,825	29,495	28,767	24,075	26,215
Net investment income	3,068	3,368	4,073	4,759	5,560
Net realized investment gains	3	4,193	650	54	(1,921)
Net earned premium	127,625	115,503	111,805	108,116	112,774
Other income	269	170	230	971	178
Total revenues	291,646	281,589	226,399	186,113	167,085
Expenses:
Net losses and loss adjustment expenses	40,219	37,949	36,035	32,566	29,854
Member benefit claims	4,642	4,409	466	—	—
Commissions	128,741	126,918	92,646	70,449	81,226
Personnel costs	48,648	44,547	36,361	31,365	21,742
Other operating expenses	30,354	31,140	24,426	21,788	12,752
Depreciation and amortization	3,933	3,077	1,396	801	532
Amortization of intangibles	4,953	4,952	3,232	2,706	2,097
Interest expense	6,624	7,641	8,464	7,800	7,255
Loss on sale of subsidiary	—	477	—	—	—
Total expenses	268,114	261,110	203,026	167,475	155,458
Income before income taxes and non-controlling interests	23,532	20,479	23,373	18,638	11,627
Income taxes	8,295	7,140	8,159	6,727	4,024
Income before non-controlling interests	15,237	13,339	15,214	11,911	7,603
Less: net income (loss) attributable to non-controlling interests	72	(170)	20	26	(82)
Net income	$15,165	$13,509	$15,194	$11,885	$7,685

Earnings per share:
Basic	$0.77	$0.66	$0.95	$0.77	$0.53
Diluted	$0.74	$0.64	$0.88	$0.71	$0.50
Weighted average common shares outstanding:
Basic	19,655,492	20,352,027	15,929,181	15,388,706	14,549,703
Diluted	20,600,362	21,265,801	17,220,029	16,645,928	15,520,108

	Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
		As restated	As restated
Consolidated Statement of Cash Flows Data:
Operating activities	$31,988	$11,166	$13,102	$13,393	$12,998
Investing activities	(59,291)	(45,795)	(29,801)	(26,532)	(26,069)
Financing activities	11,173	22,579	30,148	20,997	(1,875)

(in thousands)
Consolidated Balance Sheet Data:	At December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
		As restated	As restated
Cash and cash equivalents	$15,209	$31,339	$43,389	$29,940	$22,082
Total assets	728,011	605,353	535,202	473,472	436,976
Note(s) payable	89,438	73,000	36,713	31,487	20,000
Preferred trust securities	35,000	35,000	35,000	35,000	35,000
Redeemable preferred securities	—	—	11,040	11,540	11,540
Total stockholders’ equity	150,970	127,086	119,701	77,616	53,516
(1) - The December 31, 2008 through 2011 Consolidated Statement of Income Data, Consolidated Statement of Cash Flows Data and Consolidated Balance Sheet Data has been adjusted to properly reflect the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as described in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors" of this Form 10-K.

As discussed in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, in the Note, "Restatement of the Consolidated Financial Statements," we have restated our previously issued audited Consolidated Financial Statements for years ended December 31, 2011 and 2010 and our unaudited quarterly financial information for the quarterly periods ended March 31, June 30 and September 30, for the years 2012, 2011 and 2010, respectively. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

Executive Summary
Our net income for the year ended December 31, 2012 increased $1.7 million, or 12.3%, to $15.2 million from $13.5 million for the year ended December 31, 2011, with the 2012 results including $1.1 million attributable to the change in accounting estimate associated with income recognition on our unearned premium reserves in the Payment Protection Segment, which is explained in Item 8, in the Note "Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements, and a full year of results from our October 2011 acquisition of PBG, while 2011 includes six months of results from our July 1, 2011 divestiture of CIRG and the related loss on the sale of that subsidiary as well as a higher level of realized gains on the sale of investments. Earnings per diluted share increased 15.6% to $0.74 for the year ended December 31, 2012 from $0.64 for the same period in 2011 and included a $0.05 per diluted share increase from the change in accounting estimate.

For the year ended December 31, 2012, our overall revenues increased $10.1 million, or 3.6%, to $291.6 million from $281.6 million for the same period in 2011, and include a $5.3 million increase in revenues attributable to the change in accounting estimate. This increase was also due to increased net earned premiums, ceding commissions and brokerage commissions, which was partially offset by lower net realized investment gains and net investment income.

Total expenses increased $7.0 million, or 2.7%, to $268.1 million for the year ended December 31, 2012 from $261.1 million for the same period in 2011. The majority of the increase was due to increases in commissions of $1.8 million, of which $3.9 million was from the change in accounting estimate, net losses and loss adjustment expenses of $2.3 million, and personnel costs of $4.1 million. Partially offsetting this increase was a reduction of $0.8 million in other operating expenses due to higher acquisition related charges and the loss on the sale of CIRG impacting 2011. Additionally, interest expense decreased $1.0 million due to lower borrowing costs and the effect of the swap, which was partially offset by the $0.7 million charge for previously capitalized transaction costs on the termination of the SunTrust Bank, N.A. revolving credit facility.

On December 31, 2012, we acquired a 62.4% ownership in Digital Leash, LLC, d/b/a ProtectCELL and an option to purchase the remaining 37.6% ownership interest in ProtectCELL after 2014. ProtectCELL provides membership plans that afford protection for mobile wireless devices and other benefits including data management and identity theft protection. ProtectCELL is one of the leaders in mobile device protection plans and will spearhead Fortegra's efforts to expand its warranty and service contract business in the mobile and wireless device space.

On December 31, 2012, we acquired 100% of the outstanding stock ownership of 4Warranty Corporation, a leading warranty and extended service contract administrator with extensive expertise in furniture, electronics, appliance, lawn and garden, and fitness equipment. 4Warranty complements the company's rapidly expanding warranty business within its Payment Protection segment.

On April 24, 2012, we acquired a 100% ownership interest in MHA & Associates LLC, for $0.3 million, obtaining the renewal rights of the business and hiring the prior owner to maintain and increase the block of business.

In addition, we entered into a new five-year $125.0 million secured credit agreement (the "Credit Agreement") in August 2012 with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent. This Credit Agreement provides for a $50.0 million term loan facility, as well as a $75.0 million revolving credit facility. The Credit Agreement includes a provision pursuant to which, from time to time, the Borrowers may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. In connection with the new Credit Agreement, we terminated our $85.0 million revolving line of credit with SunTrust Bank, N.A. In conjunction with this termination we recorded a charge of $0.7 million to interest expense during 2012 for previously capitalized transaction costs. We feel this new Credit Agreement will give us additional liquidity to further expand our existing businesses and pursue strategic growth plans.

During 2012, we acquired a total of 508,080 shares under our share repurchase plan at an aggregate value of $3.9 million. Our share repurchase plan is an effective method of creating stockholder value and a prudent use of available cash.

In January 2013, we announced a plan to consolidate our fulfillment, claims administration and information technology functions for all our insurance related products (the "Plan"). Prior to the Plan, such functions resided in our individual business units. The decision is part of our efforts to streamline our operations, focus our resources and provide first in class service to our customers. When fully implemented, approximately 40 employee and contract positions will be eliminated.

We estimate the Plan pre-tax costs will range from approximately $1.3 million to $1.7 million, including approximately $1.1 million to $1.3 million of cash payments under existing employment agreements and severance arrangements and approximately $0.2 million to $0.4 million of other cash costs, such as legal, relocation and information technology. We expect that substantially all the costs will be recorded during the three months ending March 31, 2013 and paid during 2013. We also estimate that the Plan will result in annual pre-tax savings of approximately $4.0 million, a substantial majority of which is expected to commence in the first quarter of 2013.

Critical Accounting Policies
We prepare our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") which requires management to make significant estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. See "Use of Estimates" and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K for additional information.

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

Change in Accounting Estimate - Unearned Premium Reserves for the Payment Protection Segment
During the period ended September 30, 2012, we reviewed our unearned premium reserves in relation to the loss patterns and the related recognition of income for certain types of credit property and vendor single interest payment protection products, and based on our analysis determined that a change to the Rule of 78s method results in a more accurate estimate of net earned premium reserves for these products. The change is being accounted for as a change in accounting estimate and was applied prospectively. See the Note, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements of this Form 10-K for the effect of this change in accounting estimate.

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

There are inherent risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in fair value. See the Note, "Investments" in the Notes to the Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information and ITEM 1A. RISK FACTORS - "Risks Related to Our Payment Protection Business - Our investment portfolio is subject to several risks that may diminish the fair value of our invested assets and cash and may materially and adversely affect our business and profitability" and "Liquidity and Capital Resources - Liquidity" contained elsewhere in this Form 10-K.

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

The following table reflects the components of the reinsurance receivables:	At December 31,
	2012	2011
Prepaid reinsurance premiums (1):
Life	$53,117	$59,545
Accident and health	34,266	30,759
Property	85,805	80,758
Total	173,188	171,062
Ceded claim reserves:
Life	1,786	1,794
Accident and health	9,263	9,896
Property	8,663	7,743
Total ceded claim reserves recoverable	19,712	19,433
Other reinsurance settlements recoverable	11,088	4,245
Reinsurance receivables	$203,988	$194,740
(1) Including policyholder account balances ceded.

We utilize reinsurance for loss protection and capital management. See ITEM 1A. RISK FACTORS - "Risks Related to Our Payment Protection Business - Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers."

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation and amortization of capitalized software. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method with the corresponding gain or loss recorded to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture, fixtures and equipment. Amortization of capitalized software is computed using the straight-line method over the estimated useful lives of five years. Leasehold improvements are depreciated over the remaining life of the lease. We also lease certain equipment and software under a capital lease. Assets under capital leases are depreciated over the remaining life of the lease or their estimated productive lives.

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

Deferred Acquisition Costs - Insurance Related
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
On January 1, 2012, we adopted the new guidance for Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance was adopted on a retrospective basis and has been applied to all prior period financial information contained in our Consolidated Financial Statements. See the Note, "Recent Accounting Standards" of the Notes to Consolidated Financial Statements of this Form 10-K for the effect of the retrospective application.

We defer certain costs of acquiring new business and retaining existing business in accordance with the guidance in ASU 2010-26. These costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by our insurance entities had the transactions not occurred. These capitalized costs are amortized as the related premium is earned. The amortization of deferred acquisition costs are recorded in commissions expense or other operating expense in our Consolidated Statements of Income.

The following table shows the amortization of deferred acquisition costs for the:	Years Ended December 31,
	2012	2011	2010
Total amortization of deferred acquisition costs - insurance related	$61,042	$55,958	$57,300

We evaluate whether deferred acquisition costs-insurance related are recoverable at year-end, and periodically if deemed necessary, and consider investment income in the recoverability analysis.  As a result of our evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2012, 2011 and 2010.

Deferred Acquisition Costs - Non-insurance Related
We defer certain costs of acquiring new business and retaining existing business in our Payment Protection Segment related to non-insurance subsidiary transactions. These costs are limited to direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by us had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned. The following table shows the amortization of deferred acquisition costs for our non-insurance subsidiaries:

	Years Ended December 31,
	2012	2011	2010
Total amortization of deferred acquisition costs - non-insurance related	$52,539	$57,358	$26,504

We evaluate whether deferred acquisition costs - non-insurance related are recoverable at year-end, and periodically if deemed necessary. As a result of our evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2012, 2011 and 2010.

Goodwill and Other Intangible Assets
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination. Our other intangible assets consist of finite-lived intangible assets including customer related and contract based assets and are comprised primarily of client lists and non−compete arrangements and acquired software, while our indefinite-lived intangible assets consist of trademarks. Goodwill and other intangible assets are carried as assets on the Consolidated Balance Sheets. Goodwill represented $119.5 million, $104.9 million, and $75.0 million of our total assets as of December 31, 2012, 2011 and 2010, respectively while other intangible assets represented $79.3 million, $54.4 million, and $40.0 million of our total assets as of December 31, 2012, 2011 and 2010, respectively.

Our goodwill is not amortized but is reviewed annually in the fourth quarter for impairment or more frequently if certain indicators arise. Our impairment testing is performed at the segment level. In 2011 we adopted Accounting Standards Update ("ASU") 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, management determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-part quantitative impairment test under Topic 350. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

Management assessed goodwill as of December 31, 2012, 2011 and 2010 and determined that no impairment existed as of those dates.

Unpaid Claims
Unpaid claims are reserve estimates that are established in accordance with U.S. GAAP using generally accepted actuarial methods. Credit life, credit disability and accidental death and dismemberment ("AD&D") unpaid claims reserves include claims in the course of settlement and incurred but not reported ("IBNR"). For all other product lines, unpaid claims reserves are entirely IBNR. We use a number of algorithms in establishing our unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in force amounts, unearned premium reserves; industry recognized morbidity tables or a combination of these factors. The factors used to develop the IBNR vary by product line. However, in general terms, the factor used to develop IBNR for credit life insurance is a function of the amount of life insurance in force. The factor can vary from $0.60 to $1.00 per $1,000 of in force coverage. The factor used to develop IBNR for credit disability is a function of the pro-rata unearned premium reserve and is typically 5% of the unearned premium reserve. Finally, IBNR for AD&D policies is a function of in force coverage and is currently $0.15 per $1,000 of in force coverage.

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

The following table provides unpaid claims reserve information by Payment Protection product line, net of reserves ceded under reinsurance arrangements:

(in thousands)	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
Product Type	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve
Property	$—	$3,534	$3,534	$213	$3,189	$3,402	$—	$2,784	$2,784
Surety	—	204	204	—	173	173	—	641	641
General liability(3)	—	3,168	3,168	—	2,167	2,167	—	2,084	2,084
Credit life	629	1,573	2,202	539	2,267	2,806	526	1,967	2,493
Credit disability	145	3,211	3,356	204	3,540	3,744	118	3,731	3,849
AD&D	109	489	598	176	614	790	131	436	567
Other	1	56	57	1	68	69	—	23	23
Total	$884	$12,235	$13,119	$1,133	$12,018	$13,151	$775	$11,666	$12,441
(1) "In Course of Settlement" represents amounts reserved to pay claims known but are not yet paid.
(2) IBNR reserves represent amounts reserved to pay claims where the insured event has occurred and has not yet been reported. IBNR reserves for credit disability also include the net present value of future claims payment of $1,243, $1,354 and $1,094 as of December 31, 2012, 2011 and 2010, respectively.
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

While our cost of claims has not varied significantly from our reserves in prior periods, if the actual level of loss frequency and severity are higher or lower than expected, our paid claims will be different than management's estimate. We believe that, based on our actuarial analysis, an aggregate change that is greater than ± 10% (or 5% for each of loss frequency and severity) is not probable. The effect of higher and lower levels of loss frequency and severity levels on our ultimate cost for claims occurring in 2012 would be as follows (dollars in thousands):

Sensitivity Change in Both Loss Frequency and Severity For All Payment Protection Products	Claims Cost	Change in Claims Cost
5% higher	$14,464	$1,345
3% higher	13,918	799
1% higher	13,383	264
Base scenario	13,119	—
1% lower	12,855	(264)
3% lower	12,320	(799)
5% lower	11,774	(1,345)

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

Unearned Premiums
Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial method as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs - insurance related and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2012, 2011 and 2010, respectively, no such reserve was recorded.

Income Taxes
The calculation of tax liabilities is complex, and requires the use of estimates and judgments by management since it involves application of complex tax laws. We record deferred income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and are based on the enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse.

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

Management has evaluated its deferred tax assets to determine realization in the foreseeable future and accordingly, a valuation allowance has been established. The detailed components of our deferred tax assets and liabilities are included in the Note, "Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

The BPO service fee revenue is recognized as the services are performed. These services include fulfillment, BPO software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Asset recovery service revenue is recognized upon the location of a recovered unit and or the location and delivery of a unit. Management reviews the financial results under each significant BPO contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss occurs. During the years ended December 31, 2012, 2011 and 2010, we have not incurred a loss with respect to a specific significant BPO contract.

Brokerage Commissions and Fees
We earn brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies. Brokerage commission income is primarily recognized when the underlying insurance policies are issued. A portion of the brokerage commission income is derived from profit agreements with insurance carriers. These commissions are received from carriers based upon the underlying underwriting profitability of the business that we place with those carriers. Profit commission income is generally recognized as revenue on the receipt of cash based on the terms of the respective carrier contracts. In certain instances, profit commission income may be recognized in advance of cash receipt where the profit commission income due to be received has been calculated or has been confirmed by the insurance carrier. We also derive fees from master license agreements to use the eReinsure system together with fees for the transactions completed through its platform. See - "Revenues - Brokerage Commissions and Fees" in this MD&A for a discussion of various factors that impact our brokerage commissions and fees.

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

Our experience adjustments, exclusive of investment income, are as follows: (in thousands)	Years Ended December 31,
	2012	2011	2010
Experience Adjustments	$8,635	$7,245	$6,072

Net Earned Premium
Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of Payment Protection insurance policies by our distributors and premiums written for Payment Protection insurance policies by another carrier and assumed by us. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to our reinsurers, including producer owned reinsurance companies ("PORCs"), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Commissions

The commission costs include the commissions paid to the distributors for credit insurance policies, -motor club memberships, and warranty service contracts. The commission costs for credit insurance also include retrospective commission adjustments. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance is retained by us.

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

Stock-Based Compensation
We currently have stock options outstanding under our 2005 Equity Incentive Plan and time- and performance-based stock options and restricted stock awards outstanding under The 2010 Omnibus Incentive Plan. Time-based stock options and restricted stock awards are grants that vest based on the passage of time whereas performance-based stock options and restricted stock awards are grants that vest based on us attaining certain financial metrics. We record stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, ("ASC 718"), which addresses the accounting for share-based awards, including stock options and restricted stock. Under ASC 718, compensation expense is measured using fair value and is recorded over the requisite service or performance period of the awards. We measure stock-based compensation expense using the calculated value method. Under this method, we estimate the fair value of each stock option on the grant date using the Black-Scholes valuation model. We use historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of our stock, we have chosen to estimate volatility, by using the average volatility of a selected peer group of publicly traded companies operating in the same industry. Expected dividends are based on the assumption that no dividends are expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The fair value of restricted stock awards is based on the market price of our common stock at the grant date. We typically recognize stock-based compensation expense for time-based awards on a straight-line basis over the requisite service and on a graded vesting attribution model for performance-based awards. Our current policy is to issue new shares upon the exercise of stock options. Please see the Note, "Stock-Based Compensation" in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards see the Note "Recent Accounting Standards" of the Notes to Consolidated Financial Statements of this Form 10-K.

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

Payment Protection.  The Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

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

BPO. The BPO revenues are recognized as the services are performed and consist primarily of service and administrative fees for providing a broad set of administrative services tailored to insurance and other financial services companies including ongoing sales and marketing support, premium billing and collections, policy administration, claims adjudication, call center management services and the development of web-hosted applications for the reinsurance market. In addition, our BPO segment markets and sells health, accident, critical illness and life insurance policies to customers in the U.S. Our BPO revenues are based on the volume of business that we manage on behalf of our clients. Our BPO segment typically charges fees on a per-unit of service basis as a percentage of our client's insurance premiums.

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

We elect to cede to reinsurers under coinsurance arrangements a significant portion of the credit insurance that we distribute on behalf of our clients. We continue to provide all policy administration for credit insurance that we cede to reinsurers. Ceding commissions consist of commissions paid to us by our reinsurers to reimburse us for costs related to the acquisition, administration and servicing of policies and premiums that we cede to reinsurers. In addition, a portion of the ceding commission is determined based on the underwriting profits of the ceded credit insurance. The credit insurance that we distribute has historically generated attractive underwriting profits. Furthermore, some reinsurers pay to us a portion or all of the investment income earned on reserves that are maintained in trust accounts.

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

 Net Earned Premium.  Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of Payment Protection insurance policies by our distributors and premiums written for Payment Protection insurance policies by another carrier and assumed by us. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to our reinsurers, including producer owned reinsurance companies ("PORCs"), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

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

Net Realized Investment Gains (Losses). We realize gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and cost basis for equity securities. We recognize realized losses for invested assets sold for an amount less than their carrying cost or when fixed maturity securities or equity securities are written down as a result of an other-than-temporary impairment ("OTTI").

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

Member Benefit Claims.
Member Benefit Claims represent claims paid on behalf of contract holders directly to third parties providers for roadside assistance and for the repair or replacement of covered products.  Claims can also be paid directly to contract holders as a reimbursement payment provided supporting documentation of loss is submitted to us.  Claims are recognized as expense when incurred.

Commissions. Commissions include the commissions paid to distributors selling credit insurance policies, motor club memberships, and warranty service contracts offered by our Payment Protection segment. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, our commissions are subject to retrospective adjustment based on the profitability of the related policies. These retrospective commission adjustments are payments made or adjustments to future commission expense based on claims experience. Under these retrospective commission arrangements, the producer of the credit insurance policies, which is typically our client, receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer.

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

Amortization of Intangibles. Amortization of finite-lived intangibles is an expense recorded to allocate the cost of finite-lived intangible assets, such as purchased customer accounts and non-compete agreements acquired as part of our business acquisitions, over their estimated useful lives.

Interest Expense. Interest expense includes interest payable on our credit facilities, notes payable and preferred trust securities, net of the impact of the interest rate swap, and is directly correlated to the balances outstanding and the prevailing interest rates on these debt instruments.

Income Taxes.  Income taxes are comprised of federal and state taxes based on income in multiple jurisdictions and changes in uncertain tax positions, if any.

RESULTS OF OPERATIONS
The following tables set forth our Consolidated Statements of Income for the following periods:

(in thousands, except shares, per share amounts and percentages)	For the Years Ended December 31,
	2012	2011 (1)	$ Change from 2011	% Change from 2011	2010 (1)
		As Restated			As Restated
Revenues:
Service and administrative fees	$90,550	$94,464	$(3,914)	(4.1)%	$56,254
Brokerage commissions and fees	35,306	34,396	910	2.6	24,620
Ceding commission	34,825	29,495	5,330	18.1	28,767
Net investment income	3,068	3,368	(300)	(8.9)	4,073
Net realized investment gains	3	4,193	(4,190)	(99.9)	650
Net earned premium	127,625	115,503	12,122	10.5	111,805
Other income	269	170	99	58.2	230
Total revenues	291,646	281,589	10,057	3.6	226,399

Expenses:
Net losses and loss adjustment expenses	40,219	37,949	2,270	6.0	36,035
Member benefit claims	4,642	4,409	233	5.3	466
Commissions	128,741	126,918	1,823	1.4	92,646
Personnel costs	48,648	44,547	4,101	9.2	36,361
Other operating expenses	30,354	31,140	(786)	(2.5)	24,426
Depreciation and amortization	3,933	3,077	856	27.8	1,396
Amortization of intangibles	4,953	4,952	1	—	3,232
Interest expense	6,624	7,641	(1,017)	(13.3)	8,464
Loss on sale of subsidiary	—	477	(477)	100.0	—
Total expenses	268,114	261,110	7,004	2.7	203,026
Income before income taxes and non-controlling interests	23,532	20,479	3,053	14.9	23,373
Income taxes	8,295	7,140	1,155	16.2	8,159
Income before non-controlling interests	15,237	13,339	1,898	14.2	15,214
Less: net income (loss) attributable to non-controlling interests	72	(170)	242	(142.4)	20
Net income	$15,165	$13,509	$1,656	12.3%	$15,194

Earnings per share:
Basic	$0.77	$0.66			$0.95
Diluted	$0.74	$0.64			$0.88
Weighted average common shares outstanding:
Basic	19,655,492	20,352,027			15,929,181
Diluted	20,600,362	21,265,801			17,220,029
(1) - The December 31, 2011 and 2010 Consolidated Statement of Income results have been adjusted to properly reflect the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as described in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements.

REVENUES
Service and Administrative Fees
Service and administrative fees for the year ended December 31, 2012 decreased $3.9 million, or 4.1%, to $90.6 million from $94.5 million for the year ended December 31, 2011. The decrease resulted primarily from a $5.6 million decrease in our Motor Clubs division revenues resulting from lower revenues in Continental and Auto Knight and $0.7 million related to the sale of CIRG in July 2011.  This decrease was partially offset by a $2.7 million increase in administrative fees from our acquisition of PBG in October 2011.

Service and administrative fees for the year ended December 31, 2011 increased $38.2 million, or 67.9%, to $94.5 million from $56.3 million for the year ended December 31, 2010. The results for 2011 principally reflect the full impact of the 2011 acquisition of Auto Knight and our 2010 car club acquisitions, which mostly occurred in the latter part of 2010 and contributed $41.1 million of the increase and from an additional growth in our core business of $0.6 million. These increases were partially offset by a $1.5 million reduction in our BPO segment revenues and $1.9 million of lower debt collection and collection recovery fees.

Brokerage Commissions and Fees
Brokerage commissions and fees for the year ended December 31, 2012 increased $0.9 million, or 2.6%, to $35.3 million from $34.4 million for the year ended December 31, 2011. The 2012 period includes a full year of results for eReinsure, while the same period in 2011 includes eReinsure's results from the acquisition on March 3, 2011. For the 2012 period, B&G contributed $1.3 million to the increase while eReinsure decreased $0.4 million principally due to lower license fees.

Brokerage commissions and fees for the year ended December 31, 2011 increased $9.8 million or 39.7%, to $34.4 million from $24.6 for the year ended December 31, 2010. The acquisition of eReinsure in March 2011 contributed $8.8 million in fees and Bliss & Glennon contributed an increase of $1.0 million in contingent commissions and net commissions and fees.

Ceding Commissions
Ceding commissions for the year ended December 31, 2012 increased $5.3 million, or 18.1%, to $34.8 million from $29.5 million for the year ended December 31, 2011. This increase primarily resulted from improved underwriting results due to growth in earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012, and the change in accounting estimate which accounted for $2.8 million of the increase. For the year ended December 31, 2012, ceding commissions included $25.6 million in service and administrative fees, $8.6 million in underwriting profits and $0.6 million in net investment income.

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

Net Investment Income
Net investment income for the year ended December 31, 2012 decreased $0.3 million, or 8.9%, to $3.1 million compared to $3.4 million for the year ended December 31, 2011. The decrease from 2011 was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash. Yields on the investment portfolio decreased 21 basis points to 2.67% for the year ended December 31, 2012 from 2.88% for the year ended December 31, 2011.

Net investment income for the year ended December 31, 2011 was $3.4 million and $4.1 million for the year ended December 31, 2010. The decrease from 2010 was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash. Yields on the investment portfolio decreased 134 basis points to 2.88% for the year ended December 31, 2011 from 4.22% for the year ended December 31, 2010.

Net Realized Investment Gains
Net realized gains on the sale of investments totaled $3 thousand for the year ended December 31, 2012 compared to net realized gains of $4.2 million for the year ended December 31, 2011. The decrease for 2012 was due to higher levels of investment sales occurring in 2011 that were not repeated in 2012. This net gain for 2012 included a $16.0 thousand net realized loss attributable to an OTTI charge for the write-down of a single equity security compared to an OTTI charge of $0.2 million for the year ended December 31, 2011 for ten equity securities.

Net realized gains for the year ended December 31, 2011 totaled $4.2 million, an increase of $3.5 million from the same period in 2010, from the sale of approximately $62.3 million in securities during the year compared to $8.8 million sold in 2010.

Net Earned Premium
Net earned premium for the year ended December 31, 2012 increased $12.1 million, or 10.5%, to $127.6 million from $115.5 million for the year ended December 31, 2011, with the change in accounting estimate increasing net earned premium by $2.5 million for the 2012 period. For the 2012 period, direct and assumed earned premium increased $38.4 million resulting from increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $26.3 million, or 12.8%, for the year ended December 31, 2012. On average, we maintained a 64.5% overall cession rate of direct and assumed earned premium for the year ended December 31, 2012 compared with 64.1% in 2011.

Net earned premium for the year ended December 31, 2011 increased $3.7 million, or 3.3%, to $115.5 million from $111.8 million for the year ended December 31, 2010. Direct and assumed earned premium increased $13.5 million resulting from an increase in direct and assumed written premium due to new clients distributing our credit insurance and warranty products. Because of this increase, ceded earned premiums increased $9.8 million or 5.0%. On average, we maintained a 64% overall cession rate of direct and assumed earned premium for both the years ended December 31, 2011 and 2010, respectively.

Other Income
Other income was relatively consistent for all periods presented and totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the year ended December 31, 2012 increased $2.3 million, or 6% to $40.2 million, from $37.9 million for the year ended December 31, 2011.  Our net losses and loss adjustment expense ratio improved from 32.9% in 2011 to 31.5% in 2012, with the change in accounting estimate improving the net losses and loss adjustment expense ratio by 63 basis points. The increase in net losses and loss adjustment expenses was primarily driven by increased earned premiums and warranty claims. For the 2012 period, our direct and assumed losses increased by $4.6 million, or 5.6%, as compared with the same period in 2011. For the 2012 period, our ceded losses were higher by $2.3 million, or 5.2%, compared with the same period in 2011, partially offsetting the increase in direct and assumed losses. On average, we maintained a 53.5% and 53.6% overall cession rate of direct and assumed losses and loss adjustment expenses for the year ended December 31, 2012 and 2011, respectively.

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

Member Benefit Claims
Member benefit claims for the year ended December 31, 2012 increased $0.2 million, or 5.3%, to $4.6 million, from $4.4 million for the year ended December 31, 2011. The increase for 2012, compared to 2011, resulted from higher than expected claims paid for one Auto Knight program that was terminated in 2012.

Member benefit claims for the year ended December 31, 2011 increased $3.9 million, or 846.1%, to $4.4 million, from $0.5 million for the year ended December 31, 2010. The increase for 2011, compared to 2010, was principally due to 2011 results containing a full year of results for Auto Knight, Continental, and United, whereas 2010 results included only eight months of activity for Continental and four months of activity for United.

Commissions
Commissions for the year ended December 31, 2012 increased $1.8 million, or 1.4%, to $128.7 million, from $126.9 million for the year ended December 31, 2011. The increase for 2012, compared to 2011, resulted from growth in net earned premiums and from the change in accounting estimate, which increased commissions for 2012 by $3.9 million.

Commissions for the year ended December 31, 2011 increased $34.3 million, or 37.0%, to $126.9 million, from $92.6 million for the year ended December 31, 2010. The increase for 2011, compared to 2010, was principally due to 2011 results containing a full year of results for Auto Knight, Continental, and United, whereas 2010 results included only eight months of activity for Continental and four months of activity for United. In addition we saw a $4.5 million increase in net commissions due to growth in net written premiums. Retrospective commission expense increased $1.3 million due to favorable underwriting results and a decrease of $2.6 million in deferred policy acquisition cost amortization.

Personnel Costs
Personnel costs for the year ended December 31, 2012 increased $4.1 million, or 9.2%, to $48.6 million from $44.5 million for the year ended December 31, 2011. The increase resulted primarily from $1.9 million for the 2011 PBG acquisition and the increased headcount across the business. Total employees at December 31, 2012 increased to 589, which excludes the employees of ProtectCELL and 4Warranty, compared to 545 at December 31, 2011. In addition, the sale of CIRG in 2011 reduced personnel costs in 2012 by $0.3 million. Stock-based compensation expense included in personnel costs totaled $0.7 million and $0.6 million for the year ended December 31, 2012 and 2011, respectively.

Personnel costs for the year ended December 31, 2011 increased $8.2 million, or 22.5%, to $44.5 million from $36.4 million for the year ended December 31, 2010. The majority of the increase resulted from our 2011 and 2010 acquisitions, which increased personnel costs by $5.7 million, and $1.1 million associated with being a public company. Total employees at December 31, 2011 increased to

545 compared to 460 at December 31, 2010. For the year ended December 31, 2011 we recorded total stock based compensation expense of $0.6 million compared to $0.2 million for the year ended December 31, 2010.

Other Operating Expenses
Other operating expenses for the year ended December 31, 2012 decreased $0.8 million, or 2.5%, to $30.4 million from $31.1 million for the year ended December 31, 2011. Other Operating expenses declined by $2.6 million led by transaction costs and other one-time expenses decreasing $0.4 million and $1.4 million, respectively.  These improvements were offset in part by the impact of a full year of other operating expenses from PBG which we acquired during the final quarter in 2011. For 2012, PBG's other operating expenses were $2.1 million compared with 2011's other operating expenses of $0.3 million.

Other operating expenses for the year ended December 31, 2011 increased $6.7 million, or 27.5%, to $31.1 million from $24.4 million for the year ended December 31, 2010. The increase in other operating expenses is primarily due to $1.9 million in non-recurring charges, which included $1.0 million in costs related to contemplated acquisitions, $0.2 million in costs for corporate governance matters, $0.2 million for office relocation expenses, and $0.1 million in non-recurring statutory audits related to expanded licensing activities. In addition, $1.5 million of the increase is attributable to public company costs, including increased auditing and professional fees, corporate insurance and director fees. Also, our 2011 and 2010 acquisitions increased other operating expenses by $3.2 million.

Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2012 increased $0.9 million or 27.8% to $3.9 million from $3.1 million for the year ended December 31, 2011, with the increase attributable to higher levels of depreciable and amortizable assets in service during 2012 compared to 2011.

Depreciation and amortization expense for the year ended December 31, 2011 increased $1.7 million, or 120.4%, to $3.1 million from $1.4 million for the year ended December 31, 2010. The increase was primarily due to higher levels of depreciable and amortizable assets in service at 2011 compared to 2010.

Amortization of Intangibles
Amortization expense on intangibles totaled $5.0 million for the year ended December 31, 2012 and 2011, respectively. Amortization expense on intangibles increased $1.7 million, or 53.2%, to $5.0 million for the year ended December 31, 2011 from $3.2 million for the year ended December 31, 2010. The increase was primarily due to the 2011 and 2010 acquisitions which increased the level of amortizable intangibles in 2011.

Interest Expense
Interest expense for the year ended December 31, 2012 decreased $1.0 million, or 13.3%, to $6.6 million from $7.6 million for the year ended December 31, 2011 and was positively impacted by a lower interest rate on outstanding borrowings and our new credit facility with Wells Fargo Bank, N.A., which took effect on August 2, 2012 and the impact of the interest rate swap, which took effect in mid-June 2012. These decreases were partially offset by a $0.7 million charge to interest expense for previously capitalized transaction costs associated with the termination of the SunTrust Bank, N.A. revolving credit facility in August.

Interest expense for the year ended December 31, 2011 decreased $0.8 million, or 9.7%, to $7.6 million from $8.5 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 included the write off of $0.3 million during the first quarter of 2011 for capitalized issuance costs associated with the redemption of preferred stock. Interest expense for the year ended December 31, 2011 was positively impacted by the use of proceeds of our IPO funds to eliminate higher rate debt late in 2010 and to a lesser extent the changing of our base rate for our revolving line of credit to a EURO Dollar Funding thereby reducing our interest rate from 6.00% to 4.10% on $53.0 million in outstanding borrowings during the latter part of 2011. The reduction in higher rate borrowings was partially offset by the addition of approximately $41.8 million on our credit facility to fund the Auto Knight and eReinsure acquisitions in the first quarter of 2011 and to a lesser extent an additional $7.0 million borrowed to fund the PBG acquisition in the fourth quarter of 2011.

Loss on sale of subsidiary
On July 1, 2011, we sold our wholly-owned subsidiary, CIRG, for a sales price of $1.2 million, for cash and a $1.1 million secured note receivable. For the year ended December 31, 2011, we recorded a $0.5 million loss on the sale of CIRG.

Income Taxes
Income taxes for the year ended December 31, 2012 increased $1.2 million, or 16.2%, to $8.3 million from $7.1 million for the year ended December 31, 2011, with the increase primarily attributable to a higher level of pretax income. Our effective tax rate was 35.2% for the year ended December 31, 2012 compared to 34.9% for the same period in 2011.

Income taxes for the year ended December 31, 2011 decreased $1.0 million, or 12.5%, to $7.1 million compared with $8.2 million for 2010 due primarily to lower income before income taxes. Our effective tax rate was 34.9% for the year ended December 31, 2011 and 2010, respectively.

As of December 31, 2012, we were under examination by the Internal Revenue Service ("IRS") for the 2009 and 2010 tax years. In February 2013, the IRS completed its field audit for those tax years and presented preliminary findings.  We have agreed to those findings and paid $57.0 thousand, an amount considered immaterial to the consolidated group as of December 31, 2012.  In March 2013, we received notice from the IRS that the audit report has been fully approved. The assessment will be expensed in the 1st quarter of 2013.

RESULTS OF OPERATIONS - SEGMENTS

We conduct our business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented to reflect the operating characteristics of the segment. We allocate certain revenues and costs to our segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. For additional information regarding segment net revenues and operating expenses, see the Note, "Segment Results" in the Notes to the Consolidated Financial Statements included in this Form 10-K.

In this Form 10-K, we present EBITDA, segment EBITDA margin and Adjusted EBITDA. These financial measures as presented in this Form 10-K are considered Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. EBITDA as used in this Form 10-K is net income before interest expense, income taxes, non-controlling interest, depreciation and amortization. Adjusted EBITDA, as used in this Form 10-K means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Well Fargo Bank, N.A., is generally consolidated net income before consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA reflected in this table. We believe presenting EBITDA and Adjusted EBITDA provides investors with a supplemental financial measure of our operating performance.

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

The following tables present segment revenue and expense information, segment EBITDA and EBITDA margin information and a reconciliation to net income:

(in thousands, except percentages)	For the Years Ended December 31,
	2012	2011 (1)	$ Change from 2011	% Change from 2011	2010 (1)
		As Restated			As Restated
Payment Protection:
Service and administrative fees	$70,365	$76,244	$(5,879)	(7.7)%	$34,568
Ceding commission	34,825	29,495	5,330	18.1	28,767
Net investment income	3,068	3,368	(300)	(8.9)	4,073
Net realized investment gains	3	4,193	(4,190)	(99.9)	650
Other income	269	170	99	58.2	230
Net earned premium	127,625	115,503	12,122	10.5	111,805
Net losses and loss adjustment expenses	(40,219)	(37,949)	(2,270)	6.0	(36,035)
Member benefit claims	(4,642)	(4,409)	(233)	(15.8)	(466)
Commissions	(128,741)	(126,918)	(1,823)	1.4	(92,646)
Payment Protection revenue, net	62,553	59,697	2,856	4.8	50,946
Operating expenses - Payment Protection	36,420	33,514	2,906	8.7	25,126
EBITDA	26,133	26,183	(50)	(0.2)	25,820
EBITDA margin	41.8%	43.9%			50.7%
Depreciation and amortization	3,590	4,205	(615)	(14.6)	2,352
Interest Expense	4,146	4,649	(503)	(10.8)	7,197
Income before income taxes and non-controlling interests	18,397	17,329	1,068	6.2	16,271

BPO:
BPO revenue	18,424	15,584	2,840	18.2	17,069
Operating expenses	14,227	11,598	2,629	22.7	10,002
EBITDA	4,197	3,986	211	5.3	7,067
EBITDA margin	22.8%	25.6%			41.4%
Depreciation and amortization	2,290	1,124	1,166	103.7	598
Interest Expense	1,035	419	616	147.0	433
Income before income taxes and non-controlling interests	872	2,443	(1,571)	(64.3)	6,036

Brokerage:
Brokerage revenue	37,067	37,032	35	0.1	29,237
Operating expenses (2)	28,355	29,289	(934)	(3.2)	23,529
EBITDA (2)	8,712	7,743	969	12.5	5,708
EBITDA margin	23.5%	20.9%			19.5%
Depreciation and amortization	3,006	2,700	306	11.3	1,678
Interest expense	1,443	2,573	(1,130)	(43.9)	834
Income before income taxes and non-controlling interests	4,263	2,470	1,793	72.6	3,196

Corporate:
Corporate revenue	—	—	—	—	—
Operating expenses	—	1,763	(1,763)	(100.0)	2,130
EBITDA	—	(1,763)	1,763	(100.0)	(2,130)
EBITDA margin	—	—			—
Depreciation and amortization	—	—	—	—	—
Interest Expense	—	—	—	—	—
(Loss) before income taxes and non-controlling interests	—	(1,763)	1,763	(100.0)	(2,130)

Segment net revenue	118,044	112,313	5,731	5.1	97,252
Net losses and loss adjustment expenses	40,219	37,949	2,270	6.0	36,035
Member benefit claims	4,642	4,409	233	5.3	466
Commissions	128,741	126,918	1,823	1.4	92,646
Total revenue	291,646	281,589	10,057	3.6	226,399
Segment operating expenses	79,002	76,164	2,838	3.7	60,787
Net losses and loss adjustment expenses	40,219	37,949	2,270	6.0	36,035

(in thousands, except percentages)	For the Years Ended December 31,
	2012	2011 (1)	$ Change from 2011	% Change from 2011	2010 (1)
		As Restated			As Restated
Member benefit claims	4,642	4,409	233	5.3	466
Commissions	128,741	126,918	1,823	1.4	92,646
Total expenses before depreciation, amortization and interest expense	252,604	245,440	7,164	2.9	189,934

Total EBITDA	39,042	36,149	2,893	8.0	36,465
Depreciation and amortization	8,886	8,029	857	10.7	4,628
Interest Expense	6,624	7,641	(1,017)	(13.3)	8,464
Total income before income taxes and non-controlling interests	23,532	20,479	3,053	14.9	23,373
Income taxes	8,295	7,140	1,155	16.2	8,159
Less: net income (loss) attributable to non-controlling interests	72	(170)	242	(142.4)	20
Net income	$15,165	$13,509	$1,656	12.3%	$15,194
(1) - The December 31, 2011 and 2010 Segment results have been adjusted to properly reflect the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as described in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements.
(2)- Includes a $477 loss on the sale of subsidiary for the year ended December 31, 2011.

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
		As Restated	As Restated
Net income	$15,165	$13,509	$15,194
Depreciation	3,933	3,077	1,396
Amortization of intangibles	4,953	4,952	3,232
Interest expense	6,624	7,641	8,464
Income taxes	8,295	7,140	8,159
Net income (loss) attributable to non-controlling interests	72	(170)	20
EBITDA	39,042	36,149	36,465
Transaction costs (a)	601	989	486
Corporate governance study	—	248	—
Relocation expenses	—	207	—
Statutory audits	—	98	—
Loss on sale of subsidiary	—	477	—
Legal expenses	—	360	—
Stock-based compensation expense	954	747	176
Re-audit expense	—	—	1,644
Adjusted EBITDA	$40,597	$39,275	$38,771
(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the year ended December 31, 2012 increased $2.9 million, or 4.8%, to $62.6 million from $59.7 million for the year ended December 31, 2011. The change in accounting estimate increased net revenues by $1.3 million for the 2012 period. Ceding commission increased $2.5 million, after deducting the impact from the change in accounting estimate, primarily from improved underwriting results due to growth in ceded earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012, which was partially offset by a $5.9 million decrease in service and administrative fees in our Motor Clubs Division. In addition, after deducting the impact from the change in accounting estimate, net earned premium was $9.7 million above the 2011 period and resulted from increased premium growth.Net loss and loss adjustment expenses were $2.3 million above the 2011 period due to increased earned premium and warranty claims. Commissions decreased $2.1 million, after deducting the impact from the change in accounting estimate, primarily due to the decrease in Motor Club service and administrative fees partially offset by growth in commissions in our credit insurance products. Net investment income on our portfolio decreased by $0.3 million due to lower investment yields. Net realized gains on the sale of investments decreased by $4.2 million due to the sale of investment securities in 2011 not repeated in the 2012 period. Service fee income decreased by $2.4 million primarily due to reduced motor club revenue.

Net revenues for the year ended December 31, 2011 increased $8.8 million, or 17.2%, to $59.7 million from $50.9 million for the year ended December 31, 2010. The 2011 results include a full year of revenues from the acquisitions of Auto Knight, Continental and United, which added $6.9 million of revenue. Net realized gains on the sale of investments increased by $3.5 million. Service and administrative fee income for the core business was $0.6 million above prior year and resulted from increased debt cancellation and service fees primarily in the Consumer Finance channel. Ceding commission increased $0.7 million due to additional service and administrative fees from increased insurance production in 2011. These increases were offset by lower net investment income on our portfolio of $0.7 million due to lower investment yields. In addition, underwriting revenue was $1.3 million below prior year 2010 and resulted from increased commissions in the Consumer Finance channel and an increase in loss ratio in our risk retained business.

Operating expenses for the year ended December 31, 2012 increased $2.9 million, or 8.7%, to $36.4 million from $33.5 million for the year ended December 31, 2011. The increase in 2012 resulted primarily from growth in variable expenses to expand our payment protection business while the change in accounting estimate decreased 2012 by $0.4 million.

Operating expenses for the year ended December 31, 2011 increased $8.4 million, or 33.4%, to $33.5 million from $25.1 million for the year ended December 31, 2010. This increase resulted primarily from $2.8 million in expenses associated with being a public company, $1.3 million in non-recurring expenses and additional stock-based compensation expense of $0.6 million. Also contributing to this increase was $3.2 million of expense from the acquisitions of Auto Knight, Continental and United.

EBITDA for the year ended December 31, 2012 increased $0.1 million, or 0.2%, to $26.1 million from $26.2 million for the same period in 2011. EBITDA margin was 41.8% and 43.9% for the years ended December 31, 2012 and 2011, respectively.

EBITDA for the year ended December 31, 2011 increased $0.4 million, or 1.4%, to $26.2 million from $25.8 million for the year ended December 31, 2010. As a result, EBITDA margin for the year ended December 31, 2011 was 43.9% compared with 50.7% for the year ended December 31, 2010.

BPO Segment
The BPO segment for 2012 includes a full year of results for PBG, which was acquired in October 2011.

Revenues for the year ended December 31, 2012 increased $2.8 million, or 18.2%, to $18.4 million from $15.6 million for the year ended December 31, 2011. The increase in 2012 primarily reflects additional revenues of $2.7 million from our PBG acquisition and an increase in service and administrative fees of $0.9 million on debt cancellation programs for credit card companies and $0.3 million fee for the implementation of a new term life program for a new life insurance carrier client. These increases were partially offset by lower service and administrative fees for our insurance company clients, which decreased $1.2 million due to regulatory changes that slowed the production for one of our main customers in 2012.

Revenues for the year ended December 31, 2011 decreased $1.5 million or 8.7%, to $15.6 million from $17.1 million for the year ended December 31, 2010. The decrease was driven by lower service and administrative fees for our insurance company clients which decreased $2.5 million due to regulatory changes that slowed the production for one of our main customers in 2011. This was offset by an increase in service and administrative fees of $0.1 million on debt cancellation programs for credit card companies and $0.9 million of additional revenue from our 2011 fourth quarter acquisition of PBG.

Operating expenses for the year ended December 31, 2012 increased $2.6 million, or 22.7%, to $14.2 million from $11.6 million for the year ended December 31, 2011. The increase resulted primarily from additional expenses of $4.4 million from our PBG acquisition, offset by a $1.4 million reduction in operating expenses resulting from lower variable costs for processing and fulfillment associated with the decline in Consecta revenue.

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

EBITDA for the year ended December 31, 2012 was $4.2 million compared to $4.0 million for the same period in 2011. EBITDA margin was 22.8% and 25.6% for the years ended December 31, 2012 and 2011, respectively.

EBITDA for the year ended December 31, 2011 decreased $3.1 million, or 43.6%, to $4.0 million from $7.1 million for the year ended December 31, 2010. As a result, EBITDA margin for the year ended December 31, 2011 was 25.6% compared to 41.4% for the year ended December 31, 2010.

Brokerage Segment

The Brokerage segment for 2012 includes a full year of results for eReinsure while 2011 includes eReinsure's results from the date of acquisition on March 3, 2011 and six months of CIRG results, which was sold in July 2011.

Revenues totaled $37.1 million for the year ended December 31, 2012 compared to $37.0 million for the year ended December 31, 2011 and were comprised primarily of $24.5 million in standard commissions and fees, $2.4 million in profit commissions, $2.0 million of premium financing and collateral recovery fees and $8.4 million in fees from eReinsure. Revenues for the year ended December 31, 2011 of $37.0 million were comprised primarily of $23.7 million in standard commissions and fees, $1.9 million in profit commissions, $8.8 million in fees from eReinsure, and $2.0 million of premium financing and collateral recovery fees. Revenues for the year ended December 31, 2010 were $29.2 million and were comprised primarily of $23.1 million of standard commissions and fees, $1.2 million of profit commission revenue and $4.9 million of debt collection, premium financing and collateral recovery fees.

Operating expenses for the year ended December 31, 2012 were $28.4 million, compared to $29.3 million for the same period in 2011. For the years ended December 31, 2012 and 2011, the majority of our expenses were personnel costs, which totaled $15.6 million and $14.9 million, respectively. For the year ended December 31, 2012, eReinsure accounted for $3.1 million of the personnel costs and $0.9 million of the operating expenses compared to $3.3 million and $1.4 million, respectively for the same period in 2011.

Operating expenses for the year ended December 31, 2011 were $29.3 million, which includes a $0.5 million loss on sale of CIRG, compared to $23.5 million for the same period in 2010. For the year ended December 31, 2011 and 2010, the majority of our expenses were personnel costs, which totaled $19.8 million and $16.5 million, respectively.

EBITDA, for the year ended December 31, 2012 was $8.7 million compared to $7.7 million for the same period in 2011. EBITDA margin was 23.5% and 20.9% for the years ended December 31, 2012 and 2011, respectively.

EBITDA, excluding the loss on the sale of subsidiary of $0.5 million, for the year ended December 31, 2011 was $8.2 million compared to $5.7 million for the year ended December 31, 2010. As a result, EBITDA margin for the Brokerage segment was 22.2% and 19.8% for 2011 and 2010, respectively.

Corporate Segment
No income or expenses were allocated to the Corporate segment for the year ended December 31, 2012. Operating expenses for the year ended December 31, 2011 were $1.8 million compared to $2.1 million for the year ended December 31, 2010. The expenses for the year ended December 31, 2011 included professional fees, transaction costs and costs associated with the moving of our Jacksonville, FL based operations. Operating expenses for the year ended December 31, 2010 were attributable to acquisition costs and re-audit professional fees and travel costs.

Goodwill by Business Segment
During 2012, we acquired ProtectCELL and 4Warranty and recorded preliminary goodwill amounts of $11.7 million and $2.7 million, respectively. In addition, during 2012, we determined the final valuation for eReinsure and PBG and reduced the amount of goodwill associated with these acquisitions by $2.6 million and $2.7 million, respectively, to reflect the final valuation of intangibles acquired.

The following table shows goodwill assigned to each business segment at: (in thousands)	December 31, 2012
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental	5,427
United	4,581
Auto Knight	4,215
ProtectCELL	11,732
4Warranty	2,724
Total Payment Protection	52,084
BPO:
Summit Partners Transactions	8,902
PBG	4,068
Total BPO	12,970
Brokerage:
B&G	30,468
South Bay	478
eReinsure	23,512
Total Brokerage	54,458
Total Goodwill	$119,512

RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

RESULTS OF OPERATIONS - RESTATED QUARTERLY RESULTS
The following tables present our restated results of operations for the quarters ending March 31, June 30, and September 30 for the years 2012, 2011 and 2010, respectively, as discussed in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements.

	For the Three Months Ended
(in thousands, except shares, per share amounts and percentages)	March 31, 2012	March 31, 2011	2012 $ Change from 2011	2012 % Change from 2011	March 31, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Revenues:
Service and administrative fees	$22,511	$21,192	$1,319	6.2%	$7,975	$13,217	165.7%
Brokerage commissions and fees	9,520	7,867	1,653	21.0	6,730	1,137	16.9
Ceding commission	7,064	8,158	(1,094)	(13.4)	6,624	1,534	23.2
Net investment income	743	941	(198)	(21.0)	948	(7)	(0.7)
Net realized investment (losses)gains	(3)	95	(98)	(103.2)	2	93	4,650.0
Net earned premium	31,972	28,437	3,535	12.4	28,493	(56)	(0.2)
Other income	72	82	(10)	(12.2)	81	1	1.2
Total revenues	71,879	66,772	5,107	7.6	50,853	15,919	31.3

Expenses:
Net losses and loss adjustment expenses	11,266	9,373	1,893	20.2	8,777	596	6.8
Member benefit claims	1,303	867	436	50.3	—	867	—
Commissions	31,988	29,906	2,082	7.0	19,349	10,557	54.6
Personnel costs	11,392	10,992	400	3.6	9,081	1,911	21.0
Other operating expenses	6,739	7,214	(475)	(6.6)	5,792	1,422	24.6
Depreciation and amortization	738	583	155	26.6	275	308	112.0
Amortization of intangibles	1,482	1,052	430	40.9	779	273	35.0
Interest expense	1,652	2,031	(379)	(18.7)	1,891	140	7.4
Total expenses	66,560	62,018	4,542	7.3	45,944	16,074	35.0
Income before income taxes and non-controlling interests	5,319	4,754	565	11.9	4,909	(155)	(3.2)
Income taxes	1,887	1,609	278	17.3	1,846	(237)	(12.8)
Income before non-controlling interests	3,432	3,145	287	9.1	3,063	82	2.7
Less: net income (loss) attributable to non-controlling interests	18	(174)	192	(110.3)	15	(189)	(1,260.0)
Net income	$3,414	$3,319	$95	2.9	$3,048	$271	8.9

Earnings per share:
Basic	$0.17	$0.16			$0.19
Diluted	$0.16	$0.15			$0.18
Weighted average common shares outstanding:
Basic	19,904,819	20,464,592			15,742,336
Diluted	20,739,196	21,668,333			16,941,372

	For the Three Months Ended
(in thousands, except shares, per share amounts and percentages)	June 30, 2012	June 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	June 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Revenues:
Service and administrative fees	$21,786	$21,121	$665	3.1%	$11,925	$9,196	77.1%
Brokerage commissions and fees	9,364	9,208	156	1.7	6,404	2,804	43.8
Ceding commission	7,210	6,243	967	15.5	6,389	(146)	(2.3)
Net investment income	732	894	(162)	(18.1)	986	(92)	(9.3)
Net realized investment gains	13	1,132	(1,119)	(98.9)	47	1,085	2,308.5
Net earned premium	31,905	27,536	4,369	15.9	26,669	867	3.3
Other income	48	38	10	26.3	45	(7)	(15.6)
Total revenues	71,058	66,172	4,886	7.4	52,465	13,707	26.1

Expenses:
Net losses and loss adjustment expenses	9,576	9,251	325	3.5	7,316	1,935	26.4
Member benefit claims	1,098	1,309	(211)	(16.1)	(23)	1,332	(5,791.3)
Commissions	31,282	28,727	2,555	8.9	20,955	7,772	37.1
Personnel costs	12,367	11,428	939	8.2	9,332	2,096	22.5
Other operating expenses	6,937	9,298	(2,361)	(25.4)	6,058	3,240	53.5
Depreciation and amortization	975	814	161	19.8	284	530	186.6
Amortization of intangibles	1,166	1,378	(212)	(15.4)	779	599	76.9
Interest expense	1,590	1,925	(335)	(17.4)	1,985	(60)	(3.0)
Total expenses	64,991	64,130	861	1.3	46,686	17,444	37.4
Income before income taxes and non-controlling interests	6,067	2,042	4,025	197.1	5,779	(3,737)	(64.7)
Income taxes	2,108	750	1,358	181.1	2,162	(1,412)	(65.3)
Income before non-controlling interests	3,959	1,292	2,667	206.4	3,617	(2,325)	(64.3)
Less: net income (loss) attributable to non-controlling interests	15	2	13	650.0	(46)	48	(104.3)
Net income	$3,944	$1,290	$2,654	205.7	$3,663	$(2,373)	(64.8)

Earnings per share:
Basic	$0.20	$0.06			$0.23
Diluted	$0.19	$0.06			$0.21
Weighted average common shares outstanding:
Basic	19,705,276	20,510,254			15,742,336
Diluted	20,632,233	21,592,418			17,040,432

	For the Three Months Ended
(in thousands, except shares, per share amounts and percentages)	September 30, 2012	September 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	September 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Revenues:
Service and administrative fees	$22,898	$26,956	$(4,058)	(15.1)%	$17,967	$8,989	50.0%
Brokerage commissions and fees	8,411	8,611	(200)	(2.3)	6,034	2,577	42.7
Ceding commission	11,122	7,027	4,095	58.3	9,455	(2,428)	(25.7)
Net investment income	744	801	(57)	(7.1)	865	(64)	(7.4)
Net realized investment (losses)gains	(16)	1,196	(1,212)	(101.3)	107	1,089	1,017.8
Net earned premium	33,893	28,673	5,220	18.2	28,255	418	1.5
Other income	52	18	34	188.9	(6)	24	(400.0)
Total revenues	77,104	73,282	3,822	5.2	62,677	10,605	16.9

Expenses:
Net losses and loss adjustment expenses	11,430	9,714	1,716	17.7	10,993	(1,279)	(11.6)
Member benefit claims	1,157	945	212	22.4	211	734	347.9
Commissions	33,377	33,937	(560)	(1.7)	24,959	8,978	36.0
Personnel costs	12,708	10,945	1,763	16.1	9,526	1,419	14.9
Other operating expenses	7,959	7,267	692	9.5	6,625	642	9.7
Depreciation and amortization	871	886	(15)	(1.7)	431	455	105.6
Amortization of intangibles	1,127	998	129	12.9	788	210	26.6
Interest expense	2,025	1,906	119	6.2	2,246	(340)	(15.1)
Loss on sale of subsidiary	—	477	(477)	—	—	477	—
Total expenses	70,654	67,075	3,579	5.3	55,779	11,296	20.3
Income before income taxes and non-controlling interests	6,450	6,207	243	3.9	6,898	(691)	(10.0)
Income taxes	2,397	2,209	188	8.5	2,532	(323)	(12.8)
Income before non-controlling interests	4,053	3,998	55	1.4	4,366	(368)	(8.4)
Less: net income attributable to non-controlling interests	29	1	28	2,800.0	—	1	—
Net income	$4,024	$3,997	$27	0.7	$4,366	$(369)	(8.5)

Earnings per share:
Basic	$0.21	$0.20			$0.28
Diluted	$0.20	$0.19			$0.26
Weighted average common shares outstanding:
Basic	19,531,694	20,404,441			15,742,336
Diluted	20,463,238	21,214,365			17,057,157

The following MD&A presents the discussion of the Consolidated Income Statement line items that were impacted by the restatements described in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements

REVENUES
Service and Administrative Fees

2012 compared to 2011

Service and administrative fees for the three months ended March 31, 2012 increased $1.3 million, or 6.2%, to $22.5 million from $21.2 million for the same period in 2011. The increase resulted primarily from an increase of $1.0 million in Motor Clubs fees, a $0.6 million increase in our BPO segment revenues, including the benefit of a $0.9 million increase in administrative fees from our 2011 acquisition of PBG offset by decreased revenue in Consecta of $0.3 million. In addition, we had a $0.1 million increase in administrative fees in our Payment Protection segment. These increases were partially offset by a $0.5 million lower debt collection and collateral recovery fees.
Service and administrative fees for the three months ended June 30, 2012 increased $0.7 million, or 3.1%, to $21.8 million from $21.1 million for the same period in 2011. The increase resulted primarily from a $0.7 million increase in our BPO segment revenues from our 2011 acquisition of PBG in October 2011 and a $0.1 million increase in administrative fees in our Payment Protection segment. These increases were partially offset by reduction of $0.2 million in Motor Clubs revenue and debt collection and collateral recovery fees declining $0.2 million compared to the same period in 2011.
Service and administrative fees for the three months ended September 30, 2012 decreased $4.1 million, or 15.1% to $22.9 million from $27.0 million for the same period in 2011. The decrease resulted primarily from lower Motor Club revenues of $5.0 million offset primarily from a $1.1 million increase in our BPO segment revenues, including the benefit of a $1.0 million increase in administrative fees from our acquisition of PBG in October 2011 and an increase in Consecta of $0.1 million.
2011 compared to 2010
Service and administrative fees increased 165.7%, or $13.2 million, to $21.2 million for the three months ended March 31, 2011 from $8.0 million for the three months ended March 31, 2010. The increase resulted from a $14.9 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $14.7 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010. These increases were partially offset by a $0.5 million reduction in our Brokerage service and administrative

Service and administrative fees increased $9.2 million, or 77.1%, to $21.1 million for the three months ended June 30, 2011, from $11.9 million for the three months ended June 30, 2010. The increase resulted principally from a $10.9 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010. These increases were offset by a $0.6 million reduction in our BPO segment revenues and $0.6 million of lower debt collection and collection recovery fees.
Service and administrative fees for the three months ended September 30, 2011 increased $9.0 million or50.0% to $27.0 million from $18.0 million for the three months ended September 30, 2010. This increase resulted from a $10.6 million increase in administrative fees in our Payment Protection segment. This resulted principally from a $10.2 million increase from our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions, which mostly occurred in the latter part of 2010, and growth in our core business of $0.4 million. These increases were offset by a $0.9 million reduction in our BPO segment revenues and $0.5 million of lower debt collection and collection recovery fees.
EXPENSES
Member Benefit Claims

2012 compared to 2011
Member benefit claims for the three months ended March 31, 2012 increased $0.4 million, or 50.3%, to $1.3 million from $0.9 million for the three months ended March 31, 2011. The increase resulted from increased claims activity in our Motor Clubs division as a result of increased in force policies.
Member benefit claims for the three months ended June 30, 2012 decreased $0.2 million, or 16.1%, to $1.1 million, from $1.3 million for the same period in 2011, resulting from lower Motor Clubs claims activity.
Member benefit claims for the three months ended September 30, 2012 increased $0.2 million, or 22.4%, to $1.1 million from $0.9 million for the same period in 2011. The increase was attributable principally to higher claims expense associated with one Motor Club program.
2011 compared to 2010
Member benefit claims was $0.9 million for the three months ended March 31, 2011. Since the first acquisition of a motor club did not occur until the second quarter of 2010, there was no corresponding member benefit claims expense for the same period in 2010.
Member benefit claims were $1.3 million for the three months ended June 30, 2011. There was no comparable claims cost in the same period 2010 as the Continental Car Club acquisition did not occur until the latter part of the quarter.

Member benefit claims for the three months ended September 30, 2011 increased $0.7 to $0.9 million from $0.2 million for the three months ended September 30, 2010. The increase in member benefit claims reflects the full impact of the Motor Club acquisitions in the third quarter 2011 compared to only partial operations during the third quarter 2010.
Commissions

2012 compared to 2011
Commissions for the three months ended March 31, 2012 increased $2.1 million, or 7.0%, to $32.0 million, from $29.9 million for the same period in 2011.The $2.1 million increase in commission expense resulted from growth in net earned premiums and the associated increase of $1.5 million in commission expense in our Payment Protection division and higher Service and administrative fees with a corresponding increase of commission expense of $0.6 million in our Motor Clubs division.
Commissions for the three months ended June 30, 2012 increased $2.6 million, or 8.9%, to $31.3 million, from $28.7 million for the same period in 2011.The increase in commission expense resulted from growth in Payment Protection net earned premiums and Motor Clubs Service and administrative fees.

Commissions for the three months ended September 30, 2012 decreased $0.6 million, or 1.7%, to $33.4 million, from $33.9 million for the same period in 2011. Commissions associated with Motor Clubs decreased $4.0 million consistent with the reduction in revenues for the period, offset by higher commission expense of $0.9 million which resulted from growth in net earned premiums and from the third quarter 2012 change in accounting estimate, which increased commissions in the third quarter 2012 by $2.7 million.
2011 compared to 2010
Commissions increased $10.6 million, or 54.6%, to $29.9 million for the three months ended March 31, 2011, from $19.3 million for the three months ended March 31, 2010. The increase in commission expense resulted from an $11.4 million increase in Motor Club commissions in the three months of 2011 with no comparable costs in the prior year period and a $0.9 million increase in deferred policy acquisition cost amortization offset by a decrease of $1.3 million in Retrospective Commissions due to unfavorable underwriting results and a $0.5 million decrease in commissions earned on assumed credit insurance products sold.
Commissions increased $7.8 million, or 37.1%, to $28.7 million for the three months ended June 30, 2011, from $20.1 million for the three months ended June 30, 2010. The increase in commission expense resulted from a $8.3 million increase in commissions expense associated with our 2011 acquisition of Auto Knight and the full impact of our 2010 acquisitions and a $0.8 million increase in net commissions due to growth in net written premium. This increase was offset in part by a $0.5 million decrease in commissions earned on assumed credit insurance products sold, lower retrospective commission expense of $0.4 million due to unfavorable underwriting results and lower deferred policy acquisition amortization cost of $0.3 million.
Commissions for the three months ended September 30, 2011 increased $9.0 million, or 36.0%, to $33.9 million for the three months ended September 30, 2011, from $25.0 million for the three months ended September 30, 2010. Motor Club commission expense increased $7.5 million during the third quarter 2011 compared to the same 2010 period. In addition, deferred policy acquisition cost amortization increased by $1.4 million.
RESTATEMENT OF INTERIM FINANCIAL STATEMENTS - SEGMENTS

RESULTS OF OPERATIONS - SEGMENTS - RESTATED QUARTERLY RESULTS
The following tables present our restated results of operations for our segments for the quarters ending March, 31, June 30, and September 30 for years 2012, 2011 and 2010, respectively, as discussed in the Note, "Restatement of the Consolidated Financial Statements," of the Notes to the Consolidated Financial Statements

(in thousands, except percentages)	For the Three Months Ended
	March 31, 2012	March 31, 2011	2012 $ Change from 2011	2012 % Change from 2011	March 31, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Payment Protection:
Service and administrative fees	$17,803	$16,604	$1,199	7.2%	$1,881	$14,723	782.7%
Ceding commission	7,064	8,158	(1,094)	(13.4)	6,624	1,534	23.2
Net investment income	743	941	(198)	(21.0)	948	(7)	(0.7)
Net realized investment (losses) gains	(3)	95	(98)	(103.2)	2	93	4,650.0

(in thousands, except percentages)	For the Three Months Ended
	March 31, 2012	March 31, 2011	2012 $ Change from 2011	2012 % Change from 2011	March 31, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Other income	72	82	(10)	(12.2)	81	1	1.2
Net earned premium	31,972	28,437	3,535	12.4	28,493	(56)	(0.2)
Net losses and loss adjustment expenses	(11,266)	(9,373)	(1,893)	20.2	(8,777)	(596)	6.8
Member benefit claims	(1,303)	(867)	(436)	50.3	—	(867)	—
Commissions	(31,988)	(29,906)	(2,082)	7.0	(19,349)	(10,557)	54.6
Payment Protection revenue, net	13,094	14,171	(1,077)	(7.6)	9,903	4,268	43.1
Operating expenses - Payment Protection	7,913	8,768	(855)	(9.8)	5,750	3,018	52.5
EBITDA	5,181	5,403	(222)	(4.1)	4,153	1,250	30.1
EBITDA margin	39.6%	38.1%			41.9%
Depreciation and amortization	849	953	(104)	(10.9)	470	483	102.8
Interest Expense	1,012	1,526	(514)	(33.7)	1,661	(135)	(8.1)
Income before income taxes and non-controlling interests	3,320	2,924	396	13.5	2,022	902	44.6

BPO:
BPO revenue	4,205	3,564	641	18.0	4,563	(999)	(21.9)
Operating expenses	3,133	2,619	514	19.6	2,774	(155)	(5.6)
EBITDA	1,072	945	127	13.4	1,789	(844)	(47.2)
EBITDA margin	25.5%	26.5%			39.2%
Depreciation and amortization	503	240	263	109.6	174	66	37.9
Interest Expense	267	63	204	323.8	106	(43)	(40.6)
Income before income taxes and non-controlling interests	302	642	(340)	(53.0)	1,509	(867)	(57.5)

Brokerage:
Brokerage revenue	10,023	8,891	1,132	12.7	8,261	630	7.6
Operating expenses	7,085	6,819	266	3.9	6,119	700	11.4
EBITDA	2,938	2,072	866	41.8	2,142	(70)	(3.3)
EBITDA margin	29.3%	23.3%			25.9%
Depreciation and amortization	868	442	426	96.4	410	32	7.8
Interest expense	373	442	(69)	(15.6)	124	318	256.5
Income before income taxes and non-controlling interests	1,697	1,188	509	42.8	1,608	(420)	(26.1)

Corporate:
Corporate revenue	—	—	—	—	—	—	—
Operating expenses	—	—	—	—	230	(230)	(100.0)
EBITDA	—	—	—	—	(230)	230	(100.0)
EBITDA margin	—	—			—
Depreciation and amortization	—	—	—	—	—	—	—
Interest Expense	—	—	—	—	—	—	—
(Loss) before income taxes and non-controlling interests	—	—	—	—	(230)	230	(100.0)

(in thousands, except percentages)	For the Three Months Ended
	March 31, 2012	March 31, 2011	2012 $ Change from 2011	2012 % Change from 2011	March 31, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated

Segment net revenue	27,322	26,626	696	2.6	22,727	3,899	17.2
Net losses and loss adjustment expenses	11,266	9,373	1,893	20.2	8,777	596	6.8
Member benefit claims	1,303	867	436	50.3	—	867	—
Commissions	31,988	29,906	2,082	7.0	19,349	10,557	54.6
Total revenue	71,879	66,772	5,107	7.6	50,853	15,919	31.3
Segment operating expenses	18,131	18,206	(75)	(0.4)	14,873	3,333	22.4
Net losses and loss adjustment expenses	11,266	9,373	1,893	20.2	8,777	596	6.8
Member benefit claims	1,303	867	436	50.3	—	867	—
Commissions	31,988	29,906	2,082	7.0	19,349	10,557	54.6
Total expenses before depreciation, amortization and interest expense	62,688	58,352	4,336	7.4	42,999	15,353	35.7

Total EBITDA	9,191	8,420	771	9.2	7,854	566	7.2
Depreciation and amortization	2,220	1,635	585	35.8	1,054	581	55.1
Interest Expense	1,652	2,031	(379)	(18.7)	1,891	140	7.4
Total income before income taxes and non-controlling interests	5,319	4,754	565	11.9	4,909	(155)	(3.2)
Income taxes	1,887	1,609	278	17.3	1,846	(237)	(12.8)
Less: net income (loss) attributable to non-controlling interests	18	(174)	192	(110.3)	15	(189)	(1,260.0)
Net income	$3,414	$3,319	$95	2.9	$3,048	$271	8.9

(in thousands, except percentages)	For the Three Months Ended
	June 30, 2012	June 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	June 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Payment Protection:
Service and administrative fees	$16,959	$16,802	$157	0.9%	$6,322	$10,480	165.8%
Ceding commission	7,210	6,243	967	15.5	6,389	(146)	(2.3)
Net investment income	732	894	(162)	(18.1)	986	(92)	(9.3)
Net realized investment gains	13	1,132	(1,119)	(98.9)	47	1,085	2,308.5
Other income	48	38	10	26.3	45	(7)	(15.6)
Net earned premium	31,905	27,536	4,369	15.9	26,669	867	3.3
Net losses and loss adjustment expenses	(9,576)	(9,251)	(325)	3.5	(7,316)	(1,935)	26.4
Member benefit claims	(1,098)	(1,309)	211	(16.1)	23	(1,332)	(5,791.3)
Commissions	(31,282)	(28,727)	(2,555)	8.9	(20,955)	(7,772)	37.1
Payment Protection revenue, net	14,911	13,358	1,553	11.6	12,210	1,148	9.4
Operating expenses - Payment Protection	8,729	8,644	85	1.0	6,358	2,286	36.0

(in thousands, except percentages)	For the Three Months Ended
	June 30, 2012	June 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	June 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
EBITDA	6,182	4,714	1,468	31.1	5,852	(1,138)	(19.4)
EBITDA margin	41.5%	35.3%			47.9%
Depreciation and amortization	865	1,324	(459)	(34.7)	585	739	126.3
Interest Expense	971	1,043	(72)	(6.9)	1,704	(661)	(38.8)
Income before income taxes and non-controlling interests	4,346	2,347	1,999	85.2	3,563	(1,216)	(34.1)

BPO:
BPO revenue	4,409	3,691	718	19.5	4,327	(636)	(14.7)
Operating expenses	3,351	2,828	523	18.5	2,635	193	7.3
EBITDA	1,058	863	195	22.6	1,692	(829)	(49.0)
EBITDA margin	24.0%	23.4%			39.1%
Depreciation and amortization	498	277	221	79.8	80	197	246.3
Interest Expense	259	99	160	161.6	92	7	7.6
Income before income taxes and non-controlling interests	301	487	(186)	(38.2)	1,520	(1,033)	(68.0)

Brokerage:
Brokerage revenue	9,782	9,836	(54)	(0.5)	7,680	2,156	28.1
Operating expenses	7,224	7,527	(303)	(4.0)	5,785	1,742	30.1
EBITDA	2,558	2,309	249	10.8	1,895	414	21.8
EBITDA margin	26.2%	23.5%			24.7%
Depreciation and amortization	778	591	187	31.6	398	193	48.5
Interest expense	360	783	(423)	(54.0)	189	594	314.3
Income before income taxes and non-controlling interests	1,420	935	485	51.9	1,308	(373)	(28.5)

Corporate:
Corporate revenue	—	—	—	—	—	—	—
Operating expenses	—	1,727	(1,727)	(100.0)	612	1,115	182.2
EBITDA	—	(1,727)	1,727	(100.0)	(612)	(1,115)	182.2
EBITDA margin	—	—			—
Depreciation and amortization	—	—	—	—	—	—	—
Interest Expense	—	—	—	—	—	—	—
(Loss) before income taxes and non-controlling interests	—	(1,727)	1,727	(100.0)	(612)	(1,115)	182.2

Segment net revenue	29,102	26,885	2,217	8.2	24,217	2,668	11.0
Net losses and loss adjustment expenses	9,576	9,251	325	3.5	7,316	1,935	26.4
Member benefit claims	1,098	1,309	(211)	(16.1)	(23)	1,332	(5,791.3)
Commissions	31,282	28,727	2,555	8.9	20,955	7,772	37.1
Total revenue	71,058	66,172	4,886	7.4	52,465	13,707	26.1
Segment operating expenses	19,304	20,726	(1,422)	(6.9)	15,390	5,336	34.7

(in thousands, except percentages)	For the Three Months Ended
	June 30, 2012	June 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	June 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Net losses and loss adjustment expenses	9,576	9,251	325	3.5	7,316	1,935	26.4
Member benefit claims	1,098	1,309	(211)	(16.1)	(23)	1,332	(5,791.3)
Commissions	31,282	28,727	2,555	8.9	20,955	7,772	37.1
Total expenses before depreciation, amortization and interest expense	61,260	60,013	1,247	2.1	43,638	16,375	37.5

Total EBITDA	9,798	6,159	3,639	59.1	8,827	(2,668)	(30.2)
Depreciation and amortization	2,141	2,192	(51)	(2.3)	1,063	1,129	106.2
Interest Expense	1,590	1,925	(335)	(17.4)	1,985	(60)	(3.0)
Total income before income taxes and non-controlling interests	6,067	2,042	4,025	197.1	5,779	(3,737)	(64.7)
Income taxes	2,108	750	1,358	181.1	2,162	(1,412)	(65.3)
Less: net income (loss) attributable to non-controlling interests	15	2	13	650.0	(46)	48	(104.3)
Net income	$3,944	$1,290	$2,654	205.7	$3,663	$(2,373)	(64.8)

(in thousands, except percentages)	For the Three Months Ended
	September 30, 2012	September 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	September 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Payment Protection:
Service and administrative fees	$17,519	$22,526	$(5,007)	(22.2)%	$12,128	$10,398	85.7%
Ceding commission	11,122	7,027	4,095	58.3	9,455	(2,428)	(25.7)
Net investment income	744	801	(57)	(7.1)	865	(64)	(7.4)
Net realized investment (losses) gains	(16)	1,196	(1,212)	(101.3)	107	1,089	1,017.8
Other income	52	18	34	188.9	(6)	24	(400.0)
Net earned premium	33,893	28,673	5,220	18.2	28,255	418	1.5
Net losses and loss adjustment expenses	(11,430)	(9,714)	(1,716)	17.7	(10,993)	1,279	(11.6)
Member benefit claims	(1,157)	(945)	(212)	22.4	(211)	(734)	347.9
Commissions	(33,377)	(33,937)	560	(1.7)	(24,959)	(8,978)	36.0
Payment Protection revenue, net	17,350	15,645	1,705	10.9	14,641	1,004	6.9
Operating expenses - Payment Protection	9,563	8,445	1,118	13.2	6,560	1,885	28.7
EBITDA	7,787	7,200	587	8.2	8,081	(881)	(10.9)
EBITDA margin	44.9%	46.0%			55.2%
Depreciation and amortization	863	927	(64)	(6.9)	327	600	183.5
Interest Expense	1,359	1,053	306	29.1	1,873	(820)	(43.8)
Income before income taxes and non-controlling interests	5,565	5,220	345	6.6	5,881	(661)	(11.2)

(in thousands, except percentages)	For the Three Months Ended
	September 30, 2012	September 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	September 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
BPO:
BPO revenue	4,951	3,833	1,118	29.2	4,715	(882)	(18.7)
Operating expenses	3,836	2,717	1,119	41.2	2,588	129	5.0
EBITDA	1,115	1,116	(1)	(0.1)	2,127	(1,011)	(47.5)
EBITDA margin	22.5%	29.1%			45.1%
Depreciation and amortization	494	307	187	60.9	457	(150)	(32.8)
Interest Expense	294	96	198	206.3	126	(30)	(23.8)
Income before income taxes and non-controlling interests	327	713	(386)	(54.1)	1,544	(831)	(53.8)

Brokerage:
Brokerage revenue	8,839	9,208	(369)	(4.0)	7,158	2,050	28.6
Operating expenses	7,268	7,491	(223)	(3.0)	5,783	1,708	29.5
EBITDA	1,571	1,717	(146)	(8.5)	1,375	342	24.9
EBITDA margin	17.8%	18.6%			19.2%
Depreciation and amortization	641	650	(9)	(1.4)	435	215	49.4
Interest expense	372	757	(385)	(50.9)	247	510	206.5
Income before income taxes and non-controlling interests	558	310	248	80.0	693	(383)	(55.3)

Corporate:
Corporate revenue	—	—	—	—	—	—	—
Operating expenses	—	36	(36)	(100.0)	1,220	(1,184)	(97.0)
EBITDA	—	(36)	36	(100.0)	(1,220)	1,184	(97.0)
EBITDA margin	—	—			—
Depreciation and amortization	—	—	—	—	—	—	—
Interest Expense	—	—	—	—	—	—	—
(Loss) before income taxes and non-controlling interests	—	(36)	36	(100.0)	(1,220)	1,184	(97.0)

Segment net revenue	31,140	28,686	2,454	8.6	26,514	2,172	8.2
Net losses and loss adjustment expenses	11,430	9,714	1,716	17.7	10,993	(1,279)	(11.6)
Member benefit claims	1,157	945	212	22.4	211	734	347.9
Commissions	33,377	33,937	(560)	(1.7)	24,959	8,978	36.0
Total revenue	77,104	73,282	3,822	5.2	62,677	10,605	16.9
Segment operating expenses	20,667	18,689	1,978	10.6	16,151	2,538	15.7
Net losses and loss adjustment expenses	11,430	9,714	1,716	17.7	10,993	(1,279)	(11.6)
Member benefit claims	1,157	945	212	22.4	211	734	347.9
Commissions	33,377	33,937	(560)	(1.7)	24,959	8,978	36.0
Total expenses before depreciation, amortization and interest expense	66,631	63,285	3,346	5.3	52,314	10,971	21.0

Total EBITDA	10,473	9,997	476	4.8	10,363	(366)	(3.5)

(in thousands, except percentages)	For the Three Months Ended
	September 30, 2012	September 30, 2011	2012 $ Change from 2011	2012 % Change from 2011	September 30, 2010	2011 $ Change from 2010	2011 % Change from 2010
	As Restated	As Restated			As Restated
Depreciation and amortization	1,998	1,884	114	6.1	1,219	665	54.6
Interest Expense	2,025	1,906	119	6.2	2,246	(340)	(15.1)
Total income before income taxes and non-controlling interests	6,450	6,207	243	3.9	6,898	(691)	(10.0)
Income taxes	2,397	2,209	188	8.5	2,532	(323)	(12.8)
Less: net income attributable to non-controlling interests	29	1	28	2,800.0	—	1	—
Net income	$4,024	$3,997	$27	0.7	$4,366	$(369)	(8.5)

The following MD&A presents the discussion of the Consolidated Income Statement line items for our Payment Protection Segment impacted by the restatements described in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements.

Payment Protection Segment
2012 compared to 2011
Net revenues for the three months ended March 31, 2012 decreased $1.1 million, or 7.6%, to $13.1 million from $14.2 million for the three months ended March 31, 2011. Ceding commission decreased $1.1 million resulting from lower underwriting profits of $1.4 million due to unfavorable loss experience for 2012 and was partially offset by additional service and administrative fees of $0.3 million from increased insurance production in 2012. Net investment income on our portfolio decreased by $0.2 million due to lower investment yields. Net realized gains on the sale of investments decreased by $0.1 million due to the sale of assets in the first quarter of 2011 not repeated in the first quarter of 2012. These decreases were offset by additional service and administrative fee income, which was $0.1 million above prior year period and resulted from increased debt cancellation and service fees primarily in the Vacation Ownership channel. In addition, underwriting revenue was $0.1 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed written premium and an increase in loss ratio in our risk retained business.

Operating expenses for the three months ended March 31, 2012 decreased $0.9 million, or 9.8%, to $7.9 million from $8.8 million for the three months ended March 31, 2011. This decrease resulted primarily from $0.2 million in reduced personnel costs in our core business.

EBITDA for the three months ended March 31, 2012 decreased $0.2 million, or 4.1%, to $5.2 million from $5.4 million for the three months ended March 31, 2011. As a result, EBITDA margin three months ended March 31, 2012 was 39.6% compared with 38.1 % for the three months ended March 31, 2011.

Net revenues for the three months ended June 30, 2012 increased $1.6 million, or 11.6%, to $14.9 million from $13.3 million for the three months ended June 30, 2011. Ceding commission increased $1.0 million resulting from higher underwriting profits of $1.0 million due to more favorable loss experience for 2012 under certain contracts, additional service and administrative fees of $0.1 million from increased insurance production in 2012, offset by net investment income, including realized gains, from assets held in trust by our reinsurers which decreased by $0.1 million during the period. In addition, underwriting revenue was $1.5 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed earned premium and a decrease in loss ratio in our risk retained business. Net investment income on our portfolio decreased by $0.2 million due to lower investment yields. Net realized gains on the sale of investments decreased by $1.1 million due to the sale of assets in the first quarter of 2011 not repeated in the first quarter of 2012.

Operating expenses for the three months ended June 30, 2012 increased $0.1 million, or 1.0%, to $8.7 million from $8.6 million for the three months ended June 30, 2011. This increase resulted primarily from growth in variable expenses to expand the business.

EBITDA for the three months ended June 30, 2012 increased $1.5 million, or 31.1%, to $6.2 million from $4.7 million for the three months ended June 30, 2011. As a result, EBITDA margin three months ended June 30, 2012 was 41.5% compared with 35.3% for the three months ended June 30, 2011.

Net revenues for the three months ended September 30, 2012 increased $1.7 million, or 10.9%, to $17.3 million from $15.3 million for the three months ended September 30, 2011. The change in accounting estimate increased net revenues by $1.2 million for the

2012 period. Ceding commission increased $2.0 million, after deducting the impact from the change in accounting estimate, primarily from improved underwriting results due to growth in earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012. In addition, after deducting the impact from the change in accounting estimate, underwriting revenue was $0.8 million above the 2011 period and resulted from increased earned premiums offset by growth in commissions due to an increase in direct and assumed earned premium and a decrease in loss ratio in our risk retained business.

Net investment income on our portfolio decreased by $0.1 million due to lower investment yields. Net realized (losses) gains on the sale of investments decreased by $1.2 million due to the sale of investment securities in the third quarter of 2011 not repeated in the third quarter of 2012. Motor club revenue net of commission decreased overall net revenue by $1.0 million.

Operating expenses for the three months ended September 30, 2012 increased $1.1 million, or 13.2%, to $9.6 million from $8.5 million for the three months ended September 30, 2011. This increase resulted primarily from growth in variable expenses to expand the business.

EBITDA for the three months ended September 30, 2012 increased $0.6 million, or 8.2%, to $7.8 million from $7.2 million for the three months ended September 30, 2011. As a result, EBITDA margin three months ended September 30, 2012 was 44.9% compared with 46.0% for the three months ended September 30, 2011.

2011 compared to 2010
Net revenues for the three months ended March 31, 2011 increased $4.3 million, or 43.1%, to $14.2 million from 9.9 million for the three months ended March 31, 2010. The 2011 results include a full quarter of revenues from the acquisitions of Auto Knight, Continental Car Club and United Motor Club, which added $2.2 million of revenue. Ceding commission revenue increased by $1.5 million due to favorable underwriting results and a realized gain on the sale of assets contributed $0.1 million.

Operating expenses for the three months ended March 31, 2011 increased $3.0 million, or 52.5%, to $8.8 million from $5.8 million for the three months ended March 31, 2010. This increase resulted primarily from $1.5 million in expenses associated with being a public company and additional stock-based compensation expense. Also contributing to this increase was $1.0 million of expense from the acquisitions of Auto Knight, Continental Car Club and United Motor Club. In addition, we recorded $0.7 million of expense due to the amortization of previously deferred acquisition costs from additional marketing and administrative costs.

EBITDA for the three months ended March 31, 2011 increased $1.3 million, or 30.1%, to $5.4 million from $4.2 million for the three months ended March 31, 2010. As a result, EBITDA margin three months ended March 31, 2011 was 38.1% compared with 41.9% for the three months ended March 31, 2010.

Net revenues for the three months ended June 30, 2011 increased $1.1 million, or 9.4%, to $13.4 million from $12.2 million for the three months ended June 30, 2010. The 2011 results include a full quarter of revenues from the acquisitions of Auto Knight, Continental Car Club and United Motor Club, which added $0.9 million of revenue. Realized gains on the sale if investments increased by $1.1 million. These increases were partially offset by a decrease in ceding commission revenue of $0.1 million and net underwriting revenue (net earned premium less net losses and loss adjustment expenses less commissions) of $0.5 million due to unfavorable underwriting results.

Operating expenses for the three months ended June 30, 2011 increased $2.3 million, or 36.0%, to $8.6 million from $6.3 million for the three months ended June 30, 2010. This increase resulted primarily from the acquisitions of Auto Knight, Continental Car Club and United Motor Club which increased personnel costs by $0.6 million and other operating expense by $0.3 million. In addition, the increase resulted from additional costs associated with being a public company.

EBITDA for the three months ended June 30, 2011 decreased $1.1 million, or 19.4%, to $4.7 million from $5.8 million for the three months ended June 30, 2011. As a result, EBITDA margin of the three months ended June 30, 2012 was 35.3% compared with 47.9% for the three months ended June 30, 2010.

Net revenues for the three months ended September 30, 2012 increased $1.0 million, or 6.8%, to $15.6 million from $14.6 million for the three months ended September 30, 2011. The 2011 and 2010 acquisitions contributed $1.7 million of revenue (service fee revenue less applicable commissions) and our core business added services fees of $0.4 million. Net realized gains on the sale of investments increased by $1.1 million. Net underwriting revenue (net earned premium less net losses and loss adjustment expenses less commissions) increased $0.2 million due to favorable underwriting results. These increases were partially offset by a decrease in ceding commission revenue of $2.4 million due to the third quarter 2010 realized gain of $2.0 million on the sale of assets held in trust for our benefit that was not repeated in the third quarter of 2011.

Operating expenses for the three months ended September 30, 2012 increased $1.1 million, or 13.2%, to $9.6 million from $8.4 million for the three months ended September 30, 2011. This increase resulted primarily from additional costs associated with being a public company and operating expenses associated with the 2011 and 2010 acquisitions which contributed $0.4 million of personnel costs and $0.1 million of other operating expense.

EBITDA for the three months ended September 30, 2012 decreased $0.9 million, or 10.9%, to $7.2 million from $8.1 million for the three months ended September 30, 2011. As a result, EBITDA margin for the three months ended September 30, 2012 was 46.0% compared with 55.2% for the three months ended September 30, 2011.

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At December 31, 2012, we had total available-for-sale and short-term investments of $118.1 million, which includes restricted investments of $17.9 million, cash and cash equivalents of $15.2 million and $35.6 million of available capacity on our credit facility. At December 31, 2011, we had total investments of $95.8 million, which included restricted investments of $18.3 million, cash and cash equivalents of $31.3 million and $12.0 million of available capacity on our revolving credit facility. Our total indebtedness was $124.4 million at December 31, 2012 compared to $108.0 million at December 31, 2011.

On August 2, 2012, we terminated our existing $85.0 million revolving credit facility with SunTrust Bank, N.A and entered into a new credit facility with Wells Fargo Bank, N.A., which is described in the sections below, "$125.0 Million Credit Facility" and "$85.0 Million Revolving Credit Facility."

We believe that our cash flow from operations and our availability under our revolving credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We intend to use a portion of our available cash flow to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under adverse market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing credit facility upon maturity in August 2017.

Share Repurchase Plan
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a subsequent resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. For the year ended December 31, 2012, we repurchased a total of 508,080 common shares with an average price of $7.72 per share and a total cost of $3.9 million compared to 471,554 common shares at an average price of $5.41 per share at a total cost of $2.6 million for same period in 2011. All repurchased common shares are held in treasury and none of the repurchased common shares have been retired. See Part II, Item 5 and the Note, "Share Repurchase Plan," of the Notes to Consolidated Financial Statements for more information on the share repurchase plan.

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

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Ordinary dividends	$2,783	$6,956	$7,572
Extraordinary dividends	—	830	2,474
Total dividends	$2,783	$7,786	$10,046

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

•
a minimum NAIC RBC Ratio (as defined in the NAIC) standards, calculated as of the end of each fiscal year, to the "authorized control level," as defined by the NAIC in its standards) of 250.0%, applicable to each regulated insurance subsidiary of the Borrowers.

As of December 31, 2012, we were in compliance with the financial covenants contained in the Credit Agreement.

$85.0 Million Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, N.A., which was set to mature in June 2013 (the "Facility"). Subsequent to June 2010, the Facility was increased to $85.0 million.

On August 2, 2012, we terminated the $85.0 million revolving credit facility with SunTrust Bank, N.A. and entered into a new $125.0 million credit facility, which is discussed above. In connection with the termination of the SunTrust Bank, N.A. revolving credit facility, we recorded a charge of $0.7 million to interest expense during the year ended December 31, 2012 for previously capitalized transaction costs associated with this revolving credit facility.

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

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall credit quality of the investment portfolio was rated A+ by Standard and Poor's Rating Service at December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, we held 29 individual fixed maturity and 3 individual equity securities in unrealized loss positions. We do not intend to sell the investments that are in an unrealized loss position at December 31, 2012 and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. At December 31, 2012, based on management's quarterly review, we deemed that a single equity security was other than temporarily impaired and recorded an impairment charge of $16 thousand for the year ended December 31, 2012.

As of December 31, 2011, there were 35 individual fixed maturity and 5 individual equity securities in unrealized loss positions. At December 31, 2011, based on management's quarterly review, we deemed that 10 individual equity securities were other than temporarily impaired and for the year ended December 31, 2011 recorded an impairment charge of $0.2 million. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	Years Ended December 31,
Cash provided by (used in):	2012	2011	2010
Operating activities	$31,988	$11,166	$13,102
Investing activities	(59,291)	(45,795)	(29,801)
Financing activities	11,173	22,579	30,148
Net change in cash and cash equivalents	$(16,130)	$(12,050)	$13,449

Operating Activities
Net cash provided by operating activities was $32.0 million for the year ended December 31, 2012 and was primarily attributable to our net income and an increase in accrued expenses, accounts payable and other liabilities and unearned premiums, which was partially offset by increases in reinsurance receivables, accounts and premiums receivable, net, and other receivables.

Net cash provided by operating activities was $11.2 million for the year ended December 31, 2011 and was attributable to an increase in unearned premiums and net income, partially offset by payments made for accrued expenses, accounts payable and other liabilities and a decrease in deferred revenue.

Net cash provided from operating activities was $13.1 million for the year ended December 31, 2010, and primarily reflected our net income and collections of reinsurance and other receivables, partially offset by payments made for accrued expenses, accounts payable and other liabilities.

Investing Activities
Net cash used in investing activities was $59.3 million for the year ended December 31, 2012 and was primarily for the purchase of fixed maturity and equity securities, our acquisitions of ProtectCELL and 4Warranty, an increase in restricted cash and the purchase of property and equipment. These uses of cash were partially offset by the cash provided by the proceeds from maturities and sales of maturity of fixed maturity investments.

Net cash used in investing activities was $45.8 million for the year ended December 31, 2011 and primarily reflected cash used for purchases of fixed maturity securities and our acquisitions of Auto Knight, eReinsure, PBG and Magna, partially offset by the sale and maturity of fixed maturity investments. Net cash used in investing activities was $29.8 million for the year ended December 31, 2010 and was primarily used for the purchase of fixed maturity securities, the acquisitions of South Bay, Continental and United and purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $11.2 million for the year ended December 31, 2012 primarily reflected the borrowings under our lines of credit of $146.9 million, which was nearly offset by the use of $130.5 million used to pay-down our credit facilities and use of $3.9 million to repurchase 508,080 shares of our common stock under our share repurchase plan. Payments and proceeds from our notes payables were also higher for the year ended December 31, 2012, compared to the same period in 2011, due to the payoff of our SunTrust Bank, N.A revolving credit facility and the entry into the new Wells Fargo Bank, N.A. credit facility.

Net cash provided by financing activities was $22.6 million for the year ended December 31, 2011 and primarily reflected borrowings under our lines of credit of $110.6 million, of which approximately $51.6 million was used to complete the acquisitions of Auto Knight, eReinsure and PBG, which was partially offset by $74.3 million used to pay-down our credit facilities and $11.0 million used for the redemption of our redeemable preferred stock. During 2011, we also used $2.6 million to repurchase 471,554 shares of our common stock under our share repurchase plan.

Net cash provided by financing activities was $30.1 million for the year ended December 31, 2010 and primarily reflected proceeds of our IPO totaling $43.6 million less IPO related costs of $3.3 million and borrowings under our lines of credit of $25.2 million, partially offset by the redemption of $20.0 million in subordinated debentures and payment of the liquidation preference of $14.1 million paid to Class A stockholders.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2012, are detailed in the table below by maturity date as of the periods indicated:

(in thousands)	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Note payable (1)	$89,438	$1,250	$10,000	$78,188	$—
Preferred trust securities	35,000	—	—	—	35,000
Interest payable on total debt(2)	68,247	5,664	11,230	9,919	41,434
Operating leases	22,545	2,574	5,618	4,900	9,453
Capital leases (3)	267	134	133	—	—
Policyholder account balances	26,023	1,472	2,881	2,772	18,898
Unpaid claims (4)	33,007	28,747	3,986	253	21
Total	$274,527	$39,841	$33,848	$96,032	$104,806
(1) - For more information on the credit facility with Wells Fargo Bank, N.A., please see the section above titled "$125.0 Million Credit Facility" in this MD&A and the Note, "Note Payable" in the Notes to the Consolidated Financial Statements.
(2) - Due to the variable interest rate and amortizing payments required on the note payable to Well Fargo and the impact of interest rate swap on the preferred trust securities interest payable, we made certain assumptions regarding future interest rates. The assumptions we made are as follows:

a.
For interest payable on the note payable, we assumed scheduled principal payments 1,250 per quarter and used the 1-month forward LIBOR curve rate when estimating interest payable on the outstanding principal balance.

b.
For interest payable on the preferred trust securities, we used interest swap in effect of 7.57% until June 2017, subsequent to that date we utilized the contractual spread amount of 410 basis points plus the 3-month forward LIBOR curve rate.

(3) - Includes the interest portion of the capital lease payments.
(4) - Estimated. Net unpaid claims are: total $13,119; less than 1 year $11,426; 1-3 years $1,584; 3-5 years $101; and more than 5 years $8.

As part of the 2012 acquisition of ProtectCELL, we have a conditional commitment to provide up to $10.2 million of additional capital ("Additional Fortegra Capital Contributions") to ProtectCELL if the board of directors of ProtectCELL (the "PC Board") determines that ProtectCELL requires additional funds to support expansion and growth, or other appropriate business needs.

We are obligated to evaluate any such funding request received from the PC Board in good faith to determine whether in our reasonable business judgment the requested capital should be contributed. Fortegra is not required to honor the funding request from the PC Board if we in good faith deem the request to be imprudent or unjustified.

The benefits of such additional funding would inure to Fortegra and to the non-controlling ownership interest of ProtectCell, in proportion to their respective ownership interests. However, in return for each $1,000 of Additional Fortegra Capital Contributions, the Fortegra Members shall receive one Series A Preferred Unit. Any unreturned Series A Preferred contribution is deducted from ProtectCELL's valuation in determining the option price.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of December 31, 2012, we had $89.4 million outstanding under our credit facility with Wells Fargo Bank, N.A. at an interest rate of 2.76%.

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

At December 31, 2012, approximately 72.8% of our $204.0 million in reinsurance receivables, compared to 69.4%, or $194.7 million, at December 31, 2011, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best or is supported by letters of credit.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 63% at December 31, 2012 compared to 79% at December 31, 2011, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts. In the United States, these accounts were fully insured by the FDIC regardless of account balance through the Transaction Account Guarantee ("TAG") program created by Dodd-Frank § 343. The expiration of the TAG program on December 31, 2012, caused the FDIC's standard insurance limit of $250,000 per depositor per institution to be reimposed on January 1, 2013. Thus, our accounts containing cash and cash equivalents as of January 1, 2012 may exceed the FDIC's standard $250,000 insurance limit from time to time.

The cash balances in money markets accounts exceeding the FDIC insurance limit totaled $8.2 million and $9.0 million at December 31, 2012 and 2011, respectively. To date, we have not experienced any loss of, or lack of access to, our cash or cash equivalents.

Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor the depository institutions at which our accounts are maintained, but cannot guarantee that access to our cash and cash equivalents will not be impacted by, or that we will not lose deposited funds exceeding the FDIC insurance limit due to, adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fortegra Financial Corporation

We have audited the accompanying consolidated balance sheets of Fortegra Financial Corporation ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. Our audits also included the financial statement schedules listed in Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortegra Financial Corporation as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2013 expressed an adverse opinion thereon.

/s/ Johnson Lambert LLP
Jacksonville, Florida
March 29, 2013

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share and Per Share Amounts)

	At December 31,
	2012	2011
Assets:		As Restated
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $107,095 at December 31, 2012 and $92,311 at December 31, 2011)	$110,641	$93,509
Equity securities available-for-sale, at fair value (cost of $6,082 at December 31, 2012 and $1,203 at December 31, 2011)	6,220	1,219
Short-term investments	1,222	1,070
Total investments	118,083	95,798
Cash and cash equivalents	15,209	31,339
Restricted cash	31,142	14,180
Accrued investment income	1,235	929
Notes receivable, net	11,290	3,603
Accounts and premiums receivable, net	27,026	19,690
Other receivables	13,511	9,465
Reinsurance receivables	203,988	194,740
Deferred acquisition costs	79,165	55,628
Property and equipment, net	17,946	15,314
Goodwill	119,512	104,888
Other intangible assets, net	79,340	54,410
Income taxes receivable	2,897	—
Other assets	7,667	5,369
Total assets	$728,011	$605,353

Liabilities:
Unpaid claims	$33,007	$32,583
Unearned premiums	235,900	227,929
Policyholder account balances	26,023	28,040
Accrued expenses, accounts payable and other liabilities	58,563	33,982
Income taxes payable	—	1,344
Deferred revenue	70,452	22,420
Note payable	89,438	73,000
Preferred trust securities	35,000	35,000
Deferred income taxes, net	28,658	23,969
Total liabilities	577,041	478,267
Commitments and Contingencies (Note 23)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,710,370 and 20,561,328 shares issued at December 31, 2012 and 2011, respectively, including shares in treasury	207	206
Treasury stock, at cost; 1,024,212 shares and 516,132 shares at December 31, 2012 and 2011, respectively	(6,651)	(2,728)
Additional paid-in capital	97,641	96,199
Accumulated other comprehensive loss, net of tax	(631)	(1,754)
Retained earnings	49,817	34,652
Stockholders' equity before non-controlling interests	140,383	126,575
Non-controlling interests	10,587	511
Total stockholders' equity	150,970	127,086
Total liabilities and stockholders' equity	$728,011	$605,353

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:		As Restated	As Restated
Service and administrative fees	$90,550	$94,464	$56,254
Brokerage commissions and fees	35,306	34,396	24,620
Ceding commission	34,825	29,495	28,767
Net investment income	3,068	3,368	4,073
Net realized investment gains	3	4,193	650
Net earned premium	127,625	115,503	111,805
Other income	269	170	230
Total revenues	291,646	281,589	226,399

Expenses:
Net losses and loss adjustment expenses	40,219	37,949	36,035
Member benefit claims	4,642	4,409	466
Commissions	128,741	126,918	92,646
Personnel costs	48,648	44,547	36,361
Other operating expenses	30,354	31,140	24,426
Depreciation and amortization	3,933	3,077	1,396
Amortization of intangibles	4,953	4,952	3,232
Interest expense	6,624	7,641	8,464
Loss on sale of subsidiary	—	477	—
Total expenses	268,114	261,110	203,026
Income before income taxes and non-controlling interests	23,532	20,479	23,373
Income taxes	8,295	7,140	8,159
Income before non-controlling interests	15,237	13,339	15,214
Less: net income (loss) attributable to non-controlling interests	72	(170)	20
Net income	$15,165	$13,509	$15,194

Earnings per share:
Basic	$0.77	$0.66	$0.95
Diluted	$0.74	$0.64	$0.88
Weighted average common shares outstanding:
Basic	19,655,492	20,352,027	15,929,181
Diluted	20,600,362	21,265,801	17,220,029

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands)

	For the Years Ended December 31,
	2012	2011	2010
		As Restated	As Restated
Net income	$15,165	$13,509	$15,194

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	2,466	1,568	1,810
Related tax (expense) benefit	(862)	(550)	(634)
Less: reclassification of losses (gains) included in net income	3	(4,193)	(650)
Related tax (expense) benefit	(1)	1,468	228
Unrealized gains (losses) on available-for-sale securities, net of tax	1,606	(1,707)	754

Interest rate swap:
Unrealized loss on interest rate swap	(611)	(3,601)	—
Related tax benefit	214	1,260	—
Add: reclassification of losses included in net income	(126)	—	—
Related tax expense	44	—	—
Unrealized loss on interest rate swap, net of tax	(479)	(2,341)	—
Other comprehensive income (loss) before non-controlling interests, net of tax	1,127	(4,048)	754
Less: comprehensive income (loss) attributable to non-controlling interests	4	(1)	68
Other comprehensive income (loss)	1,123	(4,047)	686
Comprehensive income	$16,288	$9,462	$15,880

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
						Restated	Restated	Restated	Restated
Balance, January 1, 2010, as previously reported	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$23,210	$1,475	$80,793
Cumulative effect of adjustment resulting from new accounting guidance	—	—	—	—	—	—	(3,156)	(21)	(3,177)
Balance, January 1, 2010, restated	15,786,913	$1,002	(44,578)	$(176)	$53,675	$1,607	$20,054	$1,454	$77,616
Net income, as restated	—	—	—	—	—	—	15,194	20	15,214
Other comprehensive income	—	—	—	—	—	686	—	68	754
Change in par value	—	(844)	—	—	844	—	—	—	—
Stock-based compensation	160,000	2	—	—	174	—	—	—	176
Redemption of minority interest	—	—	—	—	—	—	—	(860)	(860)
Options exercised, net of forfeitures	44,185	—	—	—	203	—	—	—	203
Conversion of Class A common stock	—	—	—	—	—	—	(14,105)	—	(14,105)
Issuance of common stock	4,265,637	43	—	—	40,660	—	—	—	40,703
Balance, December 31, 2010, restated	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$21,143	$682	$119,701
Net income, as restated	—	—	—	—	—	—	13,509	(170)	13,339
Other comprehensive loss	—	—	—	—	—	(4,047)	—	(1)	(4,048)
Stock-based compensation	—	—	—	—	763	—	—	—	763
Shares issued for the Employee Stock Purchase Plan	10,167	—	—	—	58	—	—	—	58
Treasury stock purchased	—	—	(471,554)	(2,552)	—	—	—	—	(2,552)
Options exercised, net of forfeitures	294,426	3	—	—	648	—	—	—	651
Initial public offering costs	—	—	—	—	(826)	—	—	—	(826)
Balance, December 31, 2011, restated	20,561,328	$206	(516,132)	$(2,728)	$96,199	$(1,754)	$34,652	$511	$127,086
Net income	—	—	—	—	—	—	15,165	72	15,237
Other comprehensive income	—	—	—	—	—	1,123	—	4	1,127
Stock-based compensation	87,011	1	—	—	1,043	—	—	—	1,044
Direct stock awards to employees	6,020	—	—	—	49	—	—		49
Shares issued for the Employee Stock Purchase Plan	53,511	—	—	—	330				330
Treasury stock purchased	—	—	(508,080)	(3,923)	—	—	—	—	(3,923)
Options exercised, net of forfeitures	2,500	—	—	—	20	—	—	—	20
Non-controlling interest attributable to ProtectCELL acquisition	—	—	—	—	—	—	—	10,000	10,000
Balance, December 31, 2012	20,710,370	$207	(1,024,212)	$(6,651)	$97,641	$(631)	$49,817	$10,587	$150,970

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities		As Restated	As Restated
Net income	$15,165	$13,509	$15,194
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	(3,692)	3,908	(4,201)
Depreciation and amortization	8,886	8,029	4,628
Deferred income tax expense	4,252	1,721	4,337
Net realized investment (gains) losses	(3)	(4,193)	(650)
Loss on sale of subsidiary	—	477	—
Stock-based compensation expense	1,044	763	176
Direct stock awards to employees	49	—	—
Amortization of premiums and accretion of discounts on investments	1,283	609	348
Non-controlling interests	72	(170)	(772)
Change in allowance for doubtful accounts	(90)	(31)	(30)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(306)	(16)	30
Accounts and premiums receivable, net	(4,933)	(898)	3,808
Other receivables	(4,139)	(1,769)	1,884
Reinsurance receivables	(9,248)	(5,181)	4,416
Income taxes receivable	(3,628)	818	(818)
Other assets	865	(389)	(1,600)
Unpaid claims	248	(315)	(3,459)
Unearned premiums	7,971	14,373	(5,222)
Policyholder account balances	(2,017)	(45)	—
Accrued expenses, accounts payable and other liabilities	20,190	(14,909)	(7,379)
Income taxes payable	(1,344)	1,344	(769)
Deferred revenue	1,363	(6,469)	3,181
Net cash flows provided by operating activities	31,988	11,166	13,102
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	11,138	9,691	12,114
Proceeds from sales of available-for-sale investments	8,364	62,300	8,769
Net change in short-term investments	100	100	50
Purchases of available-for-sale investments	(40,445)	(62,147)	(24,047)
Purchases of property and equipment	(5,830)	(6,280)	(9,191)
Net paid for acquisitions of subsidiaries, net of cash received	(21,820)	(49,873)	(20,548)
Sale of subsidiary, net of cash paid	—	(153)	—
Net (issuance) proceeds from notes receivable	(1,346)	(975)	684
Change in restricted cash, net of restricted cash received from acquisitions	(9,452)	1,542	2,368
Net cash flows used in investing activities	(59,291)	(45,795)	(29,801)
Financing activities
Payments on notes payable	(130,450)	(74,263)	(20,000)
Proceeds from notes payable	146,888	110,550	25,226
Capitalized closing costs for notes payable	(1,692)	—	(1,379)
Net proceeds from the issuance of common stock	—	—	40,703
Payments for initial public offering costs	—	(826)	—
Payments on redeemable preferred stock	—	(11,040)	(500)
Stockholder funds disbursed at purchase	—	—	(14,105)
Net proceeds from exercise of stock options	20	607	117
Excess tax benefits from stock-based compensation	—	45	86
Purchase of treasury stock	(3,923)	(2,552)	—
Net proceeds received from stock issued in the Employee Stock Purchase Plan	330	58	—
Net cash flows provided by financing activities	11,173	22,579	30,148
Net (decrease) increase in cash and cash equivalents	(16,130)	(12,050)	13,449
Cash and cash equivalents, beginning of period	31,339	43,389	29,940
Cash and cash equivalents, end of period	$15,209	$31,339	$43,389

Supplemental disclosures of cash payments for:
Interest	$5,292	$6,184	$7,246
Income taxes	8,684	3,451	5,316
Non-cash investing activities
Non-cash consideration received from the sale of subsidiary	$—	$1,143	$—

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (Traded on the New York Stock Exchange under the symbol: FRF), including its subsidiaries ("Fortegra" or the "Company"), is a diversified insurance services company headquartered in Jacksonville, Florida that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The Company's majority-owned and controlled subsidiaries, are as follows:

•	LOTS Intermediate Co. ("LOTS IM")

•	Bliss and Glennon, Inc. ("B&G")

•	CRC Reassurance Company, Ltd. ("CRC")

•	Insurance Company of the South ("ICOTS")

•	Life of the South Insurance Company ("LOTS") and its subsidiary, Bankers Life of Louisiana ("Bankers Life")

•	LOTS Reassurance Company ("LOTS RE")

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern")

•	Southern Financial Life Insurance Company ("SFLAC"), 85% owned

•	South Bay Acceptance Corporation ("South Bay")

•	Continental Car Club, Inc. ("Continental")

•	United Motor Club of America, Inc. ("United")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	eReinsure.com, Inc. ("eReinsure")

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Magna Insurance Company ("Magna")

•	Digital Leash,LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	4Warranty Corporation ("4Warranty")

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

1. Basis of Presentation

These Consolidated Financial Statements reflect the consolidated financial statements of Fortegra Financial Corporation and its subsidiaries. The accompanying Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC" or "the guidance").

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the Consolidated Financial Statements:

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third-party ownership of 15% of the common stock of SFLAC and 37.6% of the ownership interests of ProtectCELL have been reflected as non-controlling interests on the Consolidated Balance Sheets. Prior to 2011, third parties held a 52% ownership of the preferred stock of CRC Reassurance Company, Ltd. which were redeemed during the year ended December 31, 2010.

Income (loss) attributable to these non-controlling interests has been reflected on the Consolidated Statements of Income as income (loss) attributable to non-controlling interests and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interests.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Comprehensive Income (Loss)
Comprehensive income (loss) includes both net income and other items of comprehensive income comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap, net of the related tax effects.

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

Change in Accounting Estimate - Unearned Premium Reserves for the Payment Protection Segment
Prior to September 30, 2012, the Company's method of estimating unearned premium reserves in relation to the loss patterns and the related recognition of income for certain types of credit property and vendor single interest payment protection products was based on the pro-rata method.  The use of the pro-rata method was based on the best information available at the time the Company's financial statements were prepared.

During the past two years the Company has increased the volume of business related to these product types, thereby increasing the volume of policy and claims data specific to the Company's product types. During the three months ended September 30, 2012, the Company determined it had accumulated a sufficient volume of policy and claims data to be able to perform an actuarial analysis in order to determine the preferable estimation approach. As a result of the analysis of the recently collected additional data, the Company has gained better insight into its product loss patterns and can provide improved judgment and estimation to more accurately calculate the unearned premium reserves and the associated recognition of income. Upon completion of the analysis, Management determined that the Rule of 78s applied on a daily basis provides a more accurate representation of historical loss patterns and the recognition of the related income; as such, the estimation method was changed. The change in approach has been accounted for as a change in accounting estimate that is effected by a change in accounting principle and is justifiable in that it is the preferable approach for income recognition based on the Company's actuarial study.  This change in accounting estimate was applied prospectively in accordance with ASC 250-10-45-18. Summarized below is the effect of the change in accounting estimate on the Consolidated Statement of Income for the following period:

For the Nine Months Ended
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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Fair Value
Fair value as defined in the ASC as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.ASC 820-10 - Fair Value Measurements established a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:

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

Equity securities: The fair values of publicly traded common and preferred stocks were obtained from market value quotations provided by an independent pricing service. The fair values of non-publicly traded common and preferred stocks were based on prices obtained from an independent pricing service.

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

The estimated fair values presented for the Company's investment portfolio are based on prices provided by an independent pricing service and a third party investment manager. The prices provided by these services are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service and the third party investment manager provide a single price or quote per security. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service and the third party investment manager, and has controls in place to validate that the amounts provided represent fair values.

Revenue Recognition
The Company's revenues are primarily derived from service and administrative fees, wholesale brokerage commissions and related fees, ceding commissions, net investment income and net earned premiums.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Service and Administrative Fees
The Company earns service and administrative fees from a variety of activities, including the administration of credit insurance, the administration of debt cancellation programs, the administration of motor club programs, the administration of warranty programs and the administration of collateral tracking and asset recovery programs. The Payment Protection administrative service revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. The BPO service fee revenue is recognized as the services are performed. These services include fulfillment, BPO software development, and claims handling for the Company's customers. Collateral tracking fee income is recognized when the service is performed and billed. Asset recovery service revenue is recognized upon the location of a recovered unit and or the location and delivery of a unit. Management reviews the financial results under each significant BPO contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss occurs. During the years ended December 31, 2012, 2011 and 2010, the Company has not incurred a loss with respect to a specific significant BPO contract.

Brokerage Commissions and Fees
The Company earns brokerage commission and fee income by providing wholesale brokerage services to retail insurance brokers and agents and insurance companies and is primarily recognized when the underlying insurance policies are issued. A portion of the brokerage commission income is derived from profit commission agreements with insurance carriers. These commissions are received from carriers based upon the underlying underwriting profitability of the business that the Company places with those carriers. Profit commission income is generally recognized as revenue on the receipt of cash based on the terms of the respective carrier contracts. In certain instances, profit commission income may be recognized in advance of cash receipt where the profit commission income due to be received has been calculated or has been confirmed by the insurance carrier. The Company also derives fees from master license agreements to use the eReinsure system together with fees for the transactions completed through its platform.

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

Net Earned Premium
Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of Payment Protection insurance policies by the Company's distributors and premiums written for Payment Protection insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company's reinsurers, including producer owned reinsurance companies ("PORCs"), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses include actual claims paid and the change in unpaid claim reserves. The Company's profitability depends in part on accurately predicting net loss and loss adjustment expenses. Incurred claims are impacted by loss frequency, which is the measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. The Company uses a number of algorithms in establishing its unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in-force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.

In arriving at the unpaid claims reserves, the Company conducts an actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance. Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly, resulting in a consistent historical loss development pattern. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.

The unpaid claims reserves do not represent an exact calculation of exposure, but instead represent the Company's best estimates, generally involving actuarial projections at a given time. The process used in determining the unpaid claims reserves cannot be exact since actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. The Company periodically reviews and updates its methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. The Company has not made any changes to its methodologies for determining unpaid claims reserves in the periods presented.

Member Benefit Claims
Member Benefit Claims represent claims paid on behalf of contract holders directly to third parties providers for roadside assistance and for the repair or replacement of covered products.  Claims can also be paid directly to contract holders as a reimbursement payment provided supporting documentation of loss is submitted to the Company.  Claims are recognized as expense when incurred.

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

When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary or management intends to sell or is required to sell the investment prior to the recovery of cost, the investment is written down to its estimated fair value with the impairment loss included in net realized gains (losses) in the Consolidated Statements of Income. OTTI losses on equity securities and losses related to the credit component of the impairment on fixed maturity securities are recorded in the Consolidated Statements of Income as realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. Losses relating to the non-credit component of OTTI losses on fixed maturity securities are recorded in accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. The determination of

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

OTTI is a subjective process, and different judgments and assumptions could affect the fair value determination and the timing of loss realization.

Short-term Investments
Short-term investments consist of certificates of deposits issued by federally insured depository institutions and normally have maturities of less than one year. At various times throughout the year, the Company may have certificates of deposits with financial institutions that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit amount of $250,000.The Company had $0 and $0.1 million in certificates of deposit at December 31, 2012 and 2011, respectively, that exceeded the FDIC insurance limit of $250,000. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments, with original maturities of three months or less when purchased. At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions. The Company had approximately $8.2 million and $9.0 million of cash in interest bearing money market accounts at December 31, 2012 and 2011, respectively, that exceeded the FDIC insurance limit of $250,000.

Restricted Cash
Restricted cash primarily represents unremitted premiums received from agents, unremitted claims received from insurers, fiduciary cash for reinsurers and pledged assets for the protection of policy holders in various state jurisdictions. Restricted cash is generally required to be kept in certain bank accounts subject to guidelines which emphasize capital preservation and liquidity; pursuant to the laws of certain states in which the Company's subsidiaries operate and applicable contractual obligations, such funds are not available to service the Company's debt or for other general corporate purposes. The Company is entitled to retain investment income earned on these fiduciary funds. None of the restricted cash was held in interest bearing money market accounts, subject to the FDIC insurance limit of $250,000, at December 31, 2012 and 2011, respectively.

Accounts and Premiums Receivable, Net
Accounts and premiums receivable are presented net of the allowance for doubtful accounts and consist primarily of advance commissions and agents' balances in course of collection and billed but not collected policy premium. For policy premiums that have been billed but not collected, the Company records a receivable on its balance sheet for the full amount of the premium billed, with a corresponding liability, net of its commission, to insurance carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers. The Company maintains an allowance for doubtful accounts based on an estimate of uncollectible accounts. The allowance for doubtful accounts totaled $0.5 million and $0.2 million at December 31, 2012 and 2011, respectively,

Other Receivables
Other receivables primarily represent amounts due to the Company from its business partners for retrospective commissions and for motor club fees.

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

Deferred Acquisition Costs
Deferred Acquisition Costs - Insurance Related
The Company retrospectively adopted the new accounting standard ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, on January 1, 2012. Please see the Note "Recent Accounting Standards," for more information on the adoption and impact to the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statement of Stockholders' Equity, for the retrospective adoption of this new accounting standard.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company defers certain costs of acquiring new business and retaining existing business in accordance with the guidance in ASU 2010-26. These costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance entities had the transactions not occurred. These capitalized costs are amortized as the related premium is earned. The following table shows the amortization of deferred acquisition costs for the Company's insurance subsidiaries:

	Years Ended December 31,
	2012	2011	2010
Total amortization of deferred acquisition costs - insurance related	$61,042	$55,958	$57,300

The Company evaluates whether deferred acquisition costs-insurance related are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ending December 31, 2012, 2011 and 2010.

Deferred Acquisition Costs - Non-insurance Related
The Company defers certain costs of acquiring new business and retaining existing business in its Payment Protection Segment related to non-insurance subsidiary transactions. These costs are limited to direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned. The following table shows the amortization of deferred acquisition costs for the Company's non-insurance subsidiaries:

	Years Ended December 31,
	2012	2011	2010
Total amortization of deferred acquisition costs - non-insurance related	$52,539	$57,358	$26,504

The Company evaluates whether deferred acquisition costs - non-insurance related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ending December 31, 2012, 2011 and 2010.

Inventory
Inventory, which is included in other assets as a result of the 2012 acquisition of ProtectCELL, consists of cell phone handsets and totaled $1.4 million at December 31, 2012. All inventoried handsets are recorded at actual cost, using the specific identification method, with the exception of repaired devices received from a single supplier relationship, which are recorded using an average cost method. Damaged or obsolete inventory is adjusted out of inventory on a monthly basis and recorded as an expense for the period. Handsets that are either obsolete or beyond economical repair are sent to be recycled. Handsets that are refurbished are recorded into inventory at their repair costs.

Property and Equipment
Property and equipment is carried at cost, net of accumulated depreciation and amortization of capitalized software. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method with the corresponding gain or loss recorded to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture, fixtures and equipment. Leasehold improvements are depreciated over the remaining life of the lease.

The Company leases certain equipment under a single capital lease. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets under the capital lease are depreciated over the remaining life of the lease or their estimated productive lives.

The Company also leases certain office space and equipment under operating leases. The Company evaluates the impact of rent escalation clauses, renewal options, lease incentives, including rent abatements included in its operating leases. Rent escalation clauses, renewal options and lease incentives are considered in determining total rent expense to be recognized during the term of the lease, which begins on the date the Company takes control of the leased space. Rent expense related to lease agreements which contain escalation clauses are recorded on a straight-line basis. Renewal options are considered by evaluating the overall term of the lease. In the event that the Company terminates a lease prior to the expiration, the agreed upon lease termination penalty is charged to expense with a corresponding liability recorded on the Consolidated Balance Sheet. The liability is adjusted for changes, if any, resulting from revisions to the termination amount after the cease-use date.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Internally Developed Software
The Company capitalizes internally developed software costs on a project-by-project basis in accordance with ASC 350-40, Intangibles - Goodwill and Other: Internal-Use Software. All costs to establish the technological feasibility of computer software development are expensed to operations when incurred. Internally developed software development costs are carried at the lower of unamortized cost or net realizable value and are amortized based on the current and estimated useful life of the software. Amortization is computed using the straight-line method over the estimated useful life of 5 years and begins when the software is ready for its intended use.

Business Combinations and Purchase Price Adjustments
Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations, ("ASC 805"). These transactions are accounted for using the purchase method with the related net assets and results of operations being included in the Company’s Consolidated Financial Statements as of the respective acquisition date(s).

The assets acquired may consist of a book of business, management contracts, customer relationships, non-compete agreements, trade name, and the excess of purchase price over the fair value of identifiable net assets acquired, or goodwill (see Summary of Significant Accounting Policies, "Goodwill" for more information ). The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a non-controlling interest. The non-controlling interest is initially established at a preliminary estimate of fair value and may be adjusted during the measurement period based upon the results of a valuation study applicable to the business combination. See "Purchase Price Adjustments" below for more information on measurement period adjustments.

Purchase Price Adjustments
The values of certain assets and liabilities acquired in acquisitions are preliminary in nature, and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, fixed assets, deferred taxes and deferred revenue. The valuations will be finalized within one year of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively in the Consolidated Financial Statements.

Goodwill
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination and is carried as an asset on the Consolidated Balance Sheets. The Company's goodwill is not amortized but is reviewed annually in the fourth quarter for impairment or more frequently if certain indicators arise. The Company's impairment testing is performed at the segment level. In 2011, the Company early adopted Accounting Standards Update ("ASU") 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, management determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-part quantitative impairment test under Topic 350. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

The Company completed its annual assessment of goodwill for the years December 31, 2012, and 2011 in December of each respective year and concluded that the value of its goodwill was not impaired as of December 31, 2012 and 2011, respectively.

Other Intangible Assets
The Company has acquired significant other intangible assets through business acquisitions. The Company's other intangible assets consist of finite-lived intangibles, including customer related and contract based assets representing primarily client lists and non−compete arrangements and acquired software while the Company's indefinite-lived intangible assets consist of trademarks. Finite-

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

lived Intangible assets are amortized over periods ranging from 1 to 15 years. Trademarks are not amortized since these assets have been determined to have indefinite useful lives. The costs to periodically renew other intangible assets are expensed as incurred. Intangible assets are tested for impairment at least annually, or whenever events or circumstances indicate that their carrying amount may not be recoverable using an analysis of expected future cash flows.

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

Unearned Premiums
Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial method as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2012, and 2011, no deficiency reserve was recorded.

Policyholder Account Balances
Policyholder account balances relate to investment-type individual annuity contracts in the accumulation phase. Policyholder account balances are carried at accumulated account values, which consist of deposits received, plus interest credited, less withdrawals and assessments. Minimum guaranteed interest credited to these contracts ranges from 3.0% to 4.0%.

Commissions
Commissions include the commissions paid to distributors selling credit insurance policies, motor club memberships, and warranty service contracts. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company's administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation on a monthly basis for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable amount due from such producer for instances where the net result of the retrospective commission calculation is negative.

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

Deferred Revenues
Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2012, and 2011, no deficiency reserve was recorded.

Derivative Financial Instruments
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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or (loss) from the hedging derivative previously recorded in AOCI is recognized in earnings. If a cash flow hedge is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is recorded into earnings.

The Company records the fair value of the derivative instrument in other assets or other liabilities. To the extent a derivative is an effective hedge of the cash flow risk of the hedged debt obligation, any change in the derivative's fair value is recorded in AOCI, net of income tax. To the extent the derivative is an ineffective hedge, that portion of the change in fair value is recorded in other operating expenses or interest expense as appropriate. The Company is not a party to leveraged derivatives and does not enter into derivative financial instruments for trading or speculative purposes.

Income Taxes
Under Internal Revenue Code Section 1501, the Company files a consolidated federal income tax return with its affiliates which are at least 80% owned by the group. The Company has a tax sharing agreement with its subsidiaries where each company is apportioned the amount of tax equal to that which would be reported on a separate company basis. The components of other comprehensive income or loss included on the Consolidated Statements of Comprehensive Income and on the Consolidated Statements of Stockholders' Equity have been computed based upon the 35% federal tax rate.

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

Stock-Based Compensation
Stock Options and Restricted Stock Awards
The Company accounts for stock-based compensation in accordance with FASB Topic ASC 718, Compensation—Stock Compensation ("ASC 718"), which addresses accounting for stock-based awards, including stock options and restricted stock. The Company has stock options outstanding under its 2005 Equity Incentive Plan (the "2005 Plan") and time- and performance-based stock options and restricted stock awards outstanding under The 2010 Omnibus Incentive Plan (the "2010 Plan"). Time-based stock options and restricted stock awards are grants that vest based on the passage of time; whereas, performance-based stock options and restricted stock awards are grants that vest based on the Company attaining certain financial metrics.

Under ASC 718, compensation expense is measured using fair value and is recorded over the requisite service or performance period of the awards, or to an employee’s eligible retirement date under the award agreement, if earlier. The Company measures stock-based compensation expense using the calculated value method. Under this method, the Company estimates the fair value of each

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

stock option on the grant date using the Black-Scholes valuation model. The Company uses historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of the Company's stock, the Company has chosen to estimate volatility, by using the average volatility of a selected peer group of publicly traded companies operating in the same industry. Expected dividends are based on the assumption that no dividends were expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The fair value of restricted stock awards is based on the market price of Fortegra's common stock at the grant date. The Company typically recognizes stock-based compensation expense for time-based awards on a straight-line basis over the requisite service period and on a graded vesting attribution model for performance-based awards. Stock-based compensation expense for time- and performance-based stock options and restricted stock awards for employee grants is recognized in personnel costs, while expense for restricted stock awards to directors is included in other operating expenses on the Consolidated Statements of Income. The related income tax expense (benefit) on stock-based compensation is recognized in income tax expense on the Consolidated Statements of Income. The Company's current policy is to issue new shares upon the exercise of stock options.

Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares, which includes outstanding stock options and non-vested restricted stock awards, using the treasury stock method. Common shares that are considered anti-dilutive are excluded from the computation of diluted earnings per share.

Treasury Stock
All repurchased common shares are recorded as treasury stock and are accounted for under the cost method.

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

Advertising and Promotion
Advertising and promotional costs are expensed as incurred. Advertising expense for the following periods is presented below:

	Years Ended December 31,
	2012	2011	2010
Advertising expense	$1,624	$583	$367

3. Restatement of the Consolidated Financial Statements

The Company has restated its previously issued Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows as of and for the years ended December 31, 2011 and 2010, to correct for an error in the presentation of revenue and expense for the Motor Clubs division within the Payment Protection Segment, and errors in accounting as discussed in further detail below.

The effects of these restatements to the Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows as of and for the years ended December 31, 2011 and 2010 are presented in the financial statement schedules below, by line item. Also shown in the schedules below are the effects of the Company's retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, because these effects, which are not corrections of errors, are part of the reconciliation from previously reported information to restated amounts.

The Notes "Segment Results," "Quarterly Information - Restated (Unaudited)," and "Quarterly Segment Results - Restated (Unaudited)" disclose the material effects of these restatements by segment, by quarter, and by segment by quarter, respectively.

Correction of Prior Period Errors - Motor Clubs division
During 2010 the Company acquired Continental and United, which began the Company's Motor Clubs division. In 2010 and subsequent reporting periods, the Motor Clubs revenues were presented on a net basis in service and administrative fees on the Consolidated Statements of Income. This net presentation consisted of service and administration fees less member benefit claims expense and commission expense. During 2011, the acquisition of Auto Knight increased the revenues of the Company's Motor Clubs division.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Due to the increased growth in and significance of this division to the Company and the Payment Protection segment, the Company reviewed its revenue presentation for service and administrative fees generated by the Motor Clubs division during the fourth quarter of 2012. The Company performed this analysis based on the guidance in ASC 605, Revenue Recognition, to determine the proper presentation of revenues for the Motor Clubs division. Based on its analysis, the Company determined that presentation of gross revenue and expense is most appropriate because the Company was and is the principal in transactions with motor club members, and was and is responsible for future claims and services to be provided to those members.
Thus, the service and administrative fees revenues generated by the Motor Clubs division have been restated to present them on a gross basis with the corresponding gross amounts of member benefit claims and commissions expenses restated in the Consolidated Statements of Income.
The effect of this correction had no impact on net income, basic or diluted earnings per share amounts, balance sheet values, or net cash provided by operating activities.
Concurrent with its review of Motor Clubs revenue presentation, the Company also reviewed its method of Motor Clubs revenue recognition and identified errors in revenue recognition for some of its product lines for the year ended December 31, 2011 and for the nine months ended September 30, 2012, and associated errors in purchase accounting related to deferred revenues and deferred acquisition costs on these products. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the periods affected. The immaterial purchase accounting impacts, included in final purchase accounting amounts disclosed in Note "Business Combinations," were increases in deferred revenue liability of $0.7 million, deferred acquisition costs of $0.1 million, and goodwill of $0.4 million, and a decrease in deferred tax liabilities of $0.3 million. For the year ended December 31, 2011, this immaterial correction reduced retained earnings by $0.5 million. In this Form 10-K, the Consolidated Statement of Income, Consolidated Balance Sheet, and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2011 have been restated to reflect the immaterial corrections.

For the nine months ended September 30, 2012, this immaterial correction reduced retained earnings by $0.2 million. The effects of these restatements to the first three quarters of 2012 are included in the Consolidated Statement of Income, Consolidated Balance Sheet, and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2012.

Immaterial Correction of Prior Period Errors - Purchase Accounting Adjustments
As reported in the Company's Quarterly Report on Form 10-Q ("Form 10-Q") for September 30, 2012, during the third quarter 2012 the Company identified errors related to the purchase accounting adjustments for the 2011 acquisition of Auto Knight and the April 2009 acquisition of B&G. As a result, the Company's historical balances for goodwill, property and equipment and deferred taxes were incorrectly reported in prior period filings for the years ended December 31, 2011, 2010 and 2009, respectively. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to each of the prior periods noted above.

As a result, in this Form 10-K, the Consolidated Balance Sheet data as of December 31, 2011 has been revised to reflect the correction of the error associated with the Auto Knight acquisition, as previously disclosed in the Form 10-Q for the period ended September 30, 2012. This correction, included in final purchase accounting amounts disclosed in Note "Business Combinations" increased goodwill by $0.6 million and increased deferred income tax liabilities by $0.6 million. See the Note, "Goodwill" for more information on this correction. The effect of this correction had no impact on net income, basic or diluted earnings per share amounts, or stockholders' equity.

Further, the Consolidated Balance Sheet data as of December 31, 2009, 2010, and 2011 have been revised to reflect the immaterial correction of the error associated with the B&G acquisition occurring during the year ended December 31, 2009, as previously disclosed in the Company's Form 10-Q for the period ended September 30, 2012. This correction increased goodwill by $0.4 million, decreased deferred income tax liabilities by $0.3 million and decreased other assets by $0.7 million.

Immaterial Correction of Prior Period Error - Cash Flows
The Company identified an error in the Consolidated Statement of Cash Flows for the year ended December 31, 2011 caused primarily by the reporting of certain changes in deferred income taxes as operating rather than investing activities. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the statement. The correction is reflected in the schedule below, and had no effect on other statements.
Retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
As more fully disclosed in Note "Recent Accounting Standards," the Company adopted ASU 2010-26, Accounting for the Costs Associated with Acquiring or Renewing Insurance Contracts, on a retrospective basis as permitted. This is not a correction of an error. However, in order to show all the effects of adjustments and restatements to the prior period financial statements in one set of schedules, the effects of this retrospective adoption are displayed in the schedules below.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following tables present our restated Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, respectively.

	Consolidated Statement of Income
	For the Year Ended
	December 31, 2011
	As Previously Reported	Effect of the Restatement- Motor Clubs	Adoption of ASU 2010-26	As Restated
Revenues:
Service and administrative fees	$38,200	$56,264	$—	$94,464
Brokerage commissions and fees	34,396	—	—	34,396
Ceding commission	29,495	—	—	29,495
Net investment income	3,368	—	—	3,368
Net realized investment gains	4,193	—	—	4,193
Net earned premium	115,503	—	—	115,503
Other income	170	—	—	170
Total revenues	225,325	56,264	—	281,589

Expenses:
Net losses and loss adjustment expenses	37,949	—	—	37,949
Member benefit claims	—	4,409	—	4,409
Commissions	74,231	52,687	—	126,918
Personnel costs	44,547	—	—	44,547
Other operating expenses	30,362	—	778	31,140
Depreciation and amortization	3,077	—	—	3,077
Amortization of intangibles	4,952	—	—	4,952
Interest expense	7,641	—	—	7,641
Loss on sale of subsidiary	477	—	—	477
Total expenses	203,236	57,096	778	261,110
Income before income taxes and non-controlling interests	22,089	(832)	(778)	20,479
Income taxes	7,745	(333)	(272)	7,140
Income before non-controlling interests	14,344	(499)	(506)	13,339
Less: net (loss) attributable to non-controlling interests	(170)	—	—	(170)
Net income	$14,514	$(499)	$(506)	$13,509

Earnings per share:
Basic	$0.71	$(0.02)	$(0.03)	$0.66
Diluted	$0.68	$(0.02)	$(0.02)	$0.64
Weighted average common shares outstanding:
Basic	20,352,027			20,352,027
Diluted	21,265,801			21,265,801

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	Consolidated Statement of Income
	For the Year Ended
	December 31, 2010
	As Previously Reported	Effect of the Restatement- Motor Clubs	Adoption of ASU 2010-26	As Restated
Revenues:
Service and administrative fees	$34,145	$22,109	$—	$56,254
Brokerage commissions and fees	24,620	—	—	24,620
Ceding commission	28,767	—	—	28,767
Net investment income	4,073	—	—	4,073
Net realized investment gains	650	—	—	650
Net earned premium	111,805	—	—	111,805
Other income	230	—	—	230
Total revenues	204,290	22,109	—	226,399

Expenses:
Net losses and loss adjustment expenses	36,035	—	—	36,035
Member benefit claims	—	466	—	466
Commissions	71,003	21,643	—	92,646
Personnel costs	36,361	—	—	36,361
Other operating expenses	22,873	—	1,553	24,426
Depreciation and amortization	1,396	—	—	1,396
Amortization of intangibles	3,232	—	—	3,232
Interest expense	8,464	—	—	8,464
Total expenses	179,364	22,109	1,553	203,026
Income before income taxes and non-controlling interests	24,926	—	(1,553)	23,373
Income taxes	8,703	—	(544)	8,159
Income before non-controlling interests	16,223	—	(1,009)	15,214
Less: net income attributable to non-controlling interests	20	—	—	20
Net income	$16,203	$—	$(1,009)	$15,194

Earnings per share:
Basic	$1.02	$—	$(0.07)	$0.95
Diluted	$0.94	$—	$(0.06)	$0.88
Weighted average common shares outstanding:
Basic	15,929,181			15,929,181
Diluted	17,220,029			17,220,029

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	Consolidated Balance Sheet
	For the Year Ended
	December 31, 2011
	As Previously Reported (1)	Effect of the Restatement	Adoption of ASU 2010-26	As Restated
Assets:
Investments:
Fixed maturity securities available-for-sale	$93,509	$—	$—	$93,509
Equity securities available-for-sale	1,219	—	—	1,219
Short-term investments	1,070	—	—	1,070
Total investments	95,798	—	—	95,798
Cash and cash equivalents	31,339	—	—	31,339
Restricted cash	14,180	—	—	14,180
Accrued investment income	929	—	—	929
Notes receivable, net	3,603	—	—	3,603
Accounts and premiums receivable, net	19,690	—	—	19,690
Other receivables	9,465	—	—	9,465
Reinsurance receivables	194,740	—	—	194,740
Deferred acquisition costs	62,755	93	(7,220)	55,628
Property and equipment, net	15,314	—	—	15,314
Goodwill	104,888	—	—	104,888
Other intangible assets, net	54,410	—	—	54,410
Other assets	5,294	75	—	5,369
Total assets	$612,405	$168	$(7,220)	$605,353

Liabilities:
Unpaid claims	$32,583	$—	$—	32,583
Unearned premiums	227,929	—	—	227,929
Policyholder account balances	28,040	—	—	28,040
Accrued expenses, accounts payable and other liabilities	33,982	—	—	33,982
Income taxes payable	1,344	—	—	1,344
Deferred revenue	21,495	925	—	22,420
Note payable	73,000	—	—	73,000
Preferred trust securities	35,000	—	—	35,000
Deferred income taxes, net	26,754	(258)	(2,527)	23,969
Total liabilities	480,127	667	(2,527)	478,267

Stockholders' Equity:
Preferred stock	—	—	—	—
Common stock	206	—	—	206
Treasury stock, at cost	(2,728)	—	—	(2,728)
Additional paid-in capital	96,199	—	—	96,199
Accumulated other comprehensive loss, net of tax	(1,754)	—	—	(1,754)
Retained earnings	39,823	(499)	(4,672)	34,652
Stockholders' equity before non-controlling interests	131,746	(499)	(4,672)	126,575
Non-controlling interests	532	—	(21)	511
Total stockholders' equity	132,278	(499)	(4,693)	127,086
Total liabilities and stockholders' equity	$612,405	$168	$(7,220)	$605,353
(1) - Includes the business acquisition valuation measurement period adjustments presented in the Notes, "Business Combinations," "Goodwill," and "Other Intangible Assets."

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	Consolidated Balance Sheet
	For the Year Ended
	December 31, 2010
	As Previously Reported	Adoption of ASU 2010-26	As Restated
Assets:
Investments:
Fixed maturity securities available-for-sale	$85,786	$—	$85,786
Equity securities available-for-sale	1,935	—	1,935
Short-term investments	1,170	—	1,170
Total investments	88,891	—	88,891
Cash and cash equivalents	43,389	—	43,389
Restricted cash	15,722	—	15,722
Accrued investment income	880	—	880
Notes receivable, net	1,485	—	1,485
Accounts and premiums receivable, net	17,023	—	17,023
Other receivables	7,632	—	7,632
Reinsurance receivables	169,382	—	169,382
Deferred acquisition costs	65,142	(6,442)	58,700
Property and equipment, net	11,996	—	11,996
Goodwill	74,430	—	74,430
Other intangible assets, net	39,997	—	39,997
Income taxes receivable	818	—	818
Other assets	4,857	—	4,857
Total assets	$541,644	$(6,442)	$535,202

Liabilities:
Unpaid claims	$32,693	$—	32,693
Unearned premiums	210,430	—	210,430
Accrued expenses, accounts payable and other liabilities	41,579	—	41,579
Income taxes payable	25,611	—	25,611
Deferred revenue	36,713	—	36,713
Note payable	35,000	—	35,000
Preferred trust securities	11,040	—	11,040
Deferred income taxes, net	24,691	(2,255)	22,436
Total liabilities	417,757	(2,255)	415,502

Stockholders' Equity:
Preferred stock	—	—	—
Common stock	203	—	203
Treasury stock, at cost	(176)	—	(176)
Additional paid-in capital	95,556	—	95,556
Accumulated other comprehensive loss, net of tax	2,293	—	2,293
Retained earnings	25,308	(4,166)	21,142
Stockholders' equity before non-controlling interests	123,184	(4,166)	119,018
Non-controlling interests	703	(21)	682
Total stockholders' equity	123,887	(4,187)	119,700
Total liabilities and stockholders' equity	$541,644	$(6,442)	$535,202

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	Consolidated Statement of Cash Flows
	For the Year Ended
	December 31, 2011
Operating Activities	As Previously Reported	Immaterial Correction of Prior Period Error	Effect of the Restatement- Motor Clubs	Adoption of ASU 2010-26	As Restated
Net income	$14,514	$—	$(499)	$(506)	$13,509
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	3,223	—	(93)	778	3,908
Depreciation and amortization	8,029	—	—	—	8,029
Deferred income tax expense	3,397	(1,071)	(333)	(272)	1,721
Net realized investment (gains) losses	(4,193)	—	—	—	(4,193)
Loss on sale of subsidiary	477	—	—	—	477
Stock-based compensation expense	763	—	—	—	763
Amortization of premiums and accretion of discounts on investments	609	—	—	—	609
Non-controlling interests	(170)	—	—	—	(170)
Change in allowance for doubtful accounts	(31)	—	—	—	(31)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(16)	—	—	—	(16)
Accounts and premiums receivable, net	(898)	—	—	—	(898)
Other receivables	(1,430)	(339)	—	—	(1,769)
Reinsurance receivables	(5,181)	—	—	—	(5,181)
Income taxes receivable	818	—	—	—	818
Other assets	(389)	—	—	—	(389)
Unpaid claims	(315)	—	—	—	(315)
Unearned premiums	14,373	—	—	—	14,373
Policyholder account balances	(45)	—	—	—	(45)
Accrued expenses, accounts payable and other liabilities	(14,909)	—	—	—	(14,909)
Income taxes payable	1,344	—	—	—	1,344
Deferred revenue	(7,394)	—	925	—	(6,469)
Net cash flows provided by operating activities	12,576	(1,410)	—	—	11,166
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	9,691	~~—~~	~~—~~	~~—~~	9,691
Proceeds from sales of available-for-sale investments	62,300	~~—~~	~~—~~	~~—~~	62,300
Net change in short-term investments	100	~~—~~	~~—~~	~~—~~	100
Purchases of available-for-sale investments	(63,557)	1,410	~~—~~	~~—~~	(62,147)
Purchases of property and equipment	(6,280)	~~—~~	~~—~~	~~—~~	(6,280)
Net paid for acquisitions of subsidiaries, net of cash received	(49,873)	~~—~~	~~—~~	~~—~~	(49,873)
Sale of subsidiary, net of cash paid	(153)	~~—~~	~~—~~	~~—~~	(153)
Net (issuance) proceeds from notes receivable	(975)	~~—~~	~~—~~	~~—~~	(975)
Change in restricted cash, net of restricted cash received from acquisitions	1,542	~~—~~	~~—~~	~~—~~	1,542
Net cash flows used in investing activities	(47,205)	1,410	—	—	(45,795)
Financing activities
Payments on notes payable	(74,263)	—	—	—	(74,263)
Proceeds from notes payable	110,550	—	—	—	110,550
Payments for initial public offering costs	(826)	—	—	—	(826)
Payments on redeemable preferred stock	(11,040)	—	—	—	(11,040)
Net proceeds from exercise of stock options	607	—	—	—	607
Excess tax benefits from stock-based compensation	45	—	—	—	45
Purchase of treasury stock	(2,552)	—	—	—	(2,552)
Net proceeds received from stock issued in the Employee Stock Purchase Plan	58	—	—	—	58
Net cash flows provided by financing activities	22,579	—	—	—	22,579
Net (decrease) increase in cash and cash equivalents	(12,050)	—	—	—	(12,050)
Cash and cash equivalents, beginning of period	43,389	—	—	—	43,389
Cash and cash equivalents, end of period	$31,339	$—	$—	$—	$31,339

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	Consolidated Statement of Cash Flows
	For the Year Ended
	December 31, 2010
Operating Activities	As Previously Reported	Adoption of ASU 2010-26	As Restated
Net income	$16,203	$(1,009)	$15,194
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	(5,754)	1,553	(4,201)
Depreciation and amortization	4,628	—	4,628
Deferred income tax expense	4,881	(544)	4,337
Net realized investment (gains) losses	(650)	—	(650)
Stock-based compensation expense	176	—	176
Amortization of premiums and accretion of discounts on investments	348	—	348
Non-controlling interests	(772)	—	(772)
Change in allowance for doubtful accounts	(30)	—	(30)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	30	—	30
Accounts and premiums receivable, net	3,808	—	3,808
Other receivables	1,884	—	1,884
Reinsurance receivables	4,416	—	4,416
Income taxes receivable	(818)	—	(818)
Other assets	(1,600)	—	(1,600)
Unpaid claims	(3,459)	—	(3,459)
Unearned premiums	(5,222)	—	(5,222)
Policyholder account balances	—	—	—
Accrued expenses, accounts payable and other liabilities	(7,379)	—	(7,379)
Income taxes payable	(769)	—	(769)
Deferred revenue	3,181	—	3,181
Net cash flows provided by operating activities	13,102	—	13,102
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	12,114	—	12,114
Proceeds from sales of available-for-sale investments	8,769	—	8,769
Net change in short-term investments	50	—	50
Purchases of available-for-sale investments	(24,047)	—	(24,047)
Purchases of property and equipment	(9,191)	—	(9,191)
Net paid for acquisitions of subsidiaries, net of cash received	(20,548)	—	(20,548)
Net (issuance) proceeds from notes receivable	684	—	684
Change in restricted cash, net of restricted cash received from acquisitions	2,368	—	2,368
Net cash flows used in investing activities	(29,801)	—	(29,801)
Financing activities
Payments on notes payable	(20,000)	—	(20,000)
Proceeds from notes payable	25,226	—	25,226
Capitalized closing costs for notes payable	(1,379)	—	(1,379)
Net proceeds from the issuance of common stock	40,703	—	40,703
Payments on redeemable preferred stock	(500)	—	(500)
Stockholder funds disbursed at purchase	(14,105)	—	(14,105)
Net proceeds from exercise of stock options	117	—	117
Excess tax benefits from stock-based compensation	86	—	86
Net cash flows provided by financing activities	30,148	—	30,148
Net (decrease) increase in cash and cash equivalents	13,449	—	13,449
Cash and cash equivalents, beginning of period	29,940	—	29,940
Cash and cash equivalents, end of period	$43,389	$—	$43,389

4. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 820), which changes the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. This guidance became effective for the Company on January 1, 2012 and only required a change in the format of the presentation of comprehensive income. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"), which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance became effective for the Company beginning January 1, 2012 and was applied prospectively. The adoption of this guidance, which primarily relates to disclosure, did not impact the Company’s consolidated financial position, results of operations or cash flows.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which updates the accounting for deferred acquisition costs. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling. The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company retrospectively adopted the new standard on January 1, 2012. As of January 1, 2010, the beginning of the earliest period presented, the cumulative effect of the adjustment recorded to adopt this guidance resulted in decreases of $4.9 million to deferred acquisition costs, $1.7 million to deferred income taxes and $3.2 million to retained earnings. See the Note, "Restatement" for the effect of the retrospective adoption on the Company's Consolidated Financial Statement line items for the years ending December 31, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements
On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from AOCI. The new requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012 (the first quarter of 2013 for public, calendar-year companies). The Company is evaluating the impact of the ASU. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is evaluating the impact of the ASU. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

5. Earnings Per Share

Earnings per share is calculated as follows:	For the Years Ended December 31,
	2012	2011	2010
		As Restated	As Restated
Numerator: (for both basic and diluted earnings per share)
Net income	$15,165	$13,509	$15,194
Denominator:
Total average basic common shares outstanding	19,655,492	20,352,027	15,929,181
Effect of dilutive stock options and restricted stock awards	944,870	913,774	1,290,848
Total average diluted common shares outstanding	20,600,362	21,265,801	17,220,029

Earnings per share-basic	$0.77	$0.66	0.95
Earnings per share-diluted	$0.74	$0.64	0.88

Weighted average anti-dilutive common shares (1)	480,795	301,010	—
(1) The weighted average anti-dilutive common shares presented in the 2011 Form 10-K for the year ended December 31, 2011 only included out-of-the money anti-dilutive stock options and has been revised to include all anti-dilutive stock options and restricted share awards calculated under the treasury method. The revision to the presentation of weighted average anti-dilutive common shares had no impact on the average basic and diluted common shares outstanding or the basic and diluted earnings per share calculations for the year ended December 31, 2011.

6. Variable Interest Entities

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

	At December 31,
	2012	2011
The Company's maximum exposure to loss in the VIE	$1,139	$1,142

7. Business Acquisitions and Dispositions

Acquisitions in 2012
On December 31, 2012, the Company acquired a 62.4% ownership interest of Digital Leash, LLC, d/b/a ProtectCELL and an option to purchase the remaining 37.6% ownership interest in ProtectCELL after 2014. ProtectCELL provides membership plans that afford protection for mobile wireless devices and other benefits including data management and identity theft protection. ProtectCELL is one of the leaders in mobile device protection plans and will spearhead Fortegra's efforts to expand its warranty and service contract business in the mobile and wireless device space. ProtectCELL's results will be included in the Company's Payment Protection segment.

On December 31, 2012, the Company acquired 100% of the outstanding stock ownership of 4Warranty Corporation, a leading warranty and extended service contract administrator with extensive expertise in furniture, electronics, appliance, lawn and garden, and fitness equipment. 4Warranty complements the Company's rapidly expanding warranty business. 4Warranty's results will be included in the Company's Payment Protection segment.

On April 24, 2012, the Company acquired a 100% ownership interest in MHA & Associates LLC ("MHA"), for $0.3 million, obtaining the renewal rights of the business and hiring the prior owner to maintain and increase the block of business.

The Consolidated Balance Sheets at December 31, 2012, include the accounts of both ProtectCELL and 4Warranty as of December 31, 2012. The financial results for the 2012 acquisitions of ProtectCELL and 4Warranty have not been included in the Company's Consolidated Statements of Income for the year ended December 31, 2012, because both acquisitions closed after business on December 31, 2012.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company did not issue shares of its common stock in connection with any of the acquisitions completed during the years ended December 31, 2012, 2011 and 2010, respectively.

The following unaudited pro forma summary presents the Company's consolidated financial information as if ProtectCELL and 4Warranty had been acquired on January 1 of each year. Due to the insignificant impact of the MHA acquisition, its pro forma results have been excluded from the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquired company to reflect the additional interest expense associated with the funding necessary to complete the acquisition and any amortization of intangibles that would have been charged to operations assuming the intangible assets would have existed on January 1, 2012 and 2011, excluding the transaction costs and the consequential tax effect.

	Years Ended December 31,
	2012	2011
Revenue	$359,950	$321,135

Net income	$11,615	$9,549

The unaudited pro forma results in the above table were prepared for comparative purposes only and do not purport to be indicative of the results of operations which may have actually resulted had the acquisitions of ProtectCELL and 4Warranty occurred at January 1, 2012 and 2011, respectively, nor is it indicative of any future operating results of the Company.

During 2012, the Company received the final valuation studies for identifiable intangible assets to determine the final valuation for the 2011 acquisitions of eReinsure and PBG. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805. Please see the Notes, "Goodwill," and "Other Intangible Assets," for more information on the retrospective measurement period adjustments made in 2012.

The following table presents the preliminary determination of the fair value of the amounts for the identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill recorded for the 2012 acquisitions of ProtectCELL and 4Warranty and the final amounts recorded for the 2011 acquisitions based on their fair values as of the respective acquisition date and the effects of the measurement period adjustments recorded in 2012, as discussed above:

	2011 Acquisitions				2012 Acquisitions
	Auto Knight	eReinsure	PBG	Magna Insurance	4Warranty	ProtectCELL
Assets:
Cash	$—	$3,694	$38	$400	$703	$350
Restricted cash	—	—	—	—	72	7,438
Investments	1,403	1,212	—	2,432	—	—
Short-term investments	—	—	—	—	—	252
Notes receivable	—	—	—	—	—	6,341
Other receivables	90	1,826	—	83	199	2,312
Deferred acquisition costs	408	—	—	—	—	19,845
Property and equipment, net	—	142	65	—	61	674
Other intangible assets, net	1,807	13,908	3,650	—	1,900	27,815
Other assets	—	54	23	—	—	1,470
Net deferred tax asset	—	—	127	—	—	—
Liabilities:
Unpaid claims	—	—	—	—	—	(176)
Accrued expenses and accounts payable	(137)	(2,825)	(304)	(455)	(180)	(2,644)
Commissions payable	(116)	—	(60)	—	(41)	—
Deferred revenue	(2,443)	(835)	—	—	(1,260)	(45,409)
Income taxes payable	—	—	—	—	(296)	—
Net deferred tax liability	(477)	(1,757)	—	(36)	(266)	—
Net assets acquired	535	15,419	3,539	2,424	892	18,268
Non-controlling interest	—	—	—	—	—	(10,000)
Purchase consideration (1) (2)	4,750	38,931	7,607	2,424	3,616	20,000
Goodwill	$4,215	$23,512	$4,068	$—	$2,724	$11,732
(1) - Reflects a purchase price reduction of $0.3 million for the final eReinsure working capital adjustments.
(2) - The purchase consideration for the 4Warranty acquisition includes $0.3 million of contingent consideration and $0.5 million of working capital and hold back reserves, which are expected to be paid out based on the agreed terms of the Stock Purchase Agreement.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company has determined that none of the goodwill acquired in 2012 is expected to be tax deductible. The following table presents goodwill attributable to acquisitions that is expected to be tax deductible by year of acquisition:

	Year of the Acquisition
	2012	2011	2010
Total (1)	$—	$4,069	$10,008

(1) The amount of goodwill attributable to acquisitions that is expected to be tax deductible for acquisitions completed in 2011 has been revised from the amount presented in the 2011 Annual Report on Form 10-K resulting from adjustments to goodwill for final valuations obtained in 2012 for the 2011 acquisitions.

Dispositions
In July 2011, the Company sold its wholly owned subsidiary, CIRG, for a sales price of $1.2 million, comprised of cash and a $1.1 million secured note receivable. For the year ended December 31, 2011, the Company recorded a $0.5 million loss on the sale of CIRG. This disposition resulted in a non-consolidated VIE. For more information see the Note, "Variable Interest Entity."

8. Goodwill

In 2012, the Company recorded goodwill in conjunction with the ProtectCELL and 4Warranty acquisitions. During 2012, the Company determined the final valuations for the 2011 acquisitions of eReinsure, included in the Brokerage Segment and PBG, included in the BPO segment.

The following table shows the retrospective adjustments made to the balance of goodwill at December 31, 2011 to reflect the effect of these measurement period adjustments made in accordance with accounting requirements under ASC 805 and the adjustments made to goodwill for the immaterial error corrections under ASC 250, that impacted balances prior to January1, 2011, that are discussed in the Note, "Restatement of the Consolidated Financial Statements," of Notes to the Consolidated Financial Statements.

Goodwill balances by segment are as follows:	Payment Protection	BPO	Brokerage (1)	Total
Balance at January 1, 2011 (1)	$33,413	$10,239	$30,778	$74,430
Segment reclassifications	—	(1,337)	1,337	—
Goodwill disposed of during 2011	—	—	(1,337)	(1,337)
Goodwill acquired during 2011	3,219	6,730	26,138	36,087
Goodwill adjustment under ASC 250 for the Auto Knight acquisition for the year ending December 31, 2011	996	—	—	996
Final valuation adjustments as required under ASC 805 for eReinsure	—	—	(2,626)	(2,626)
Final valuation adjustments as required under ASC 805 for PBG	—	(2,662)	—	(2,662)
Adjusted balance at December 31, 2011	37,628	12,970	54,290	104,888
Goodwill acquired - purchased book of business	—	—	168	168
Goodwill acquired - ProtectCELL acquisition	11,732	—	—	11,732
Goodwill acquired - 4Warranty acquisition	2,724	—	—	2,724
Balance at December 31, 2012	$52,084	$12,970	$54,458	$119,512
(1) The January 1, 2011 balance includes an increasing adjustment of $0.4 million to goodwill for the immaterial correction of an error adjustment attributable to B&G acquisition for the year ending December 31, 2009, as discussed in the Note, "Restatement of the Consolidated Financial Statements" of Notes to the Consolidated Financial Statements in the section titled "Immaterial correction of Prior Period Errors - Purchase Accounting Adjustments."

9. Other Intangible Assets

The following table shows finite-lived other intangible assets and their respective amortization periods:

				December 31, 2012			December 31, 2011
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived other intangible assets:
Customer and agent relationships	5	to	15	$57,780	$(12,340)	$45,440	$34,552	$(8,724)	$25,828
Software	5	to	10	10,118	(3,385)	6,733	8,773	(2,345)	6,428
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	5,008	(2,716)	2,292	2,958	(2,419)	539
Total finite-lived other intangible assets				$73,454	$(18,989)	$54,465	$46,831	$(14,036)	$32,795

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table shows the carrying amount of indefinite-lived other intangible assets:	At December 31,
	2012	2011
Tradenames	$24,875	$21,615

The finite-lived and indefinite-lived other intangible assets acquired in 2012 relate to the acquisition of ProtectCELL and 4Warranty and for the purchase of a book of business. In 2012, the Company determined the final valuations for the 2011 acquisitions of eReinsure and PBG and made retrospective adjustments to other intangible assets. The following table includes the retrospective adjustments made to the balance of other intangible assets at December 31, 2011 to reflect the effect of these measurement period adjustments made in accordance with the accounting requirements under ASC 805 and the current period activity.

Changes in other intangible assets are as follows:
Balance at January 1, 2011	$39,997
Intangible assets acquired in 2011	11,977
Less: Amortization expense	4,952
Balance at December 31, 2011	47,022
Final valuation adjustments as required under ASC 805 for eReinsure	4,508
Final valuation adjustments as required under ASC 805 for PBG	2,880
Adjusted balance at December 31, 2011	54,410
Intangible assets acquired in 2012 - Purchased book of business	168
Intangible assets acquired in 2012 - ProtectCELL acquisition	27,815
Intangible assets acquired in 2012 - 4Warranty acquisition	1,900
Less: Amortization expense	4,953
Balance at December 31, 2012	$79,340

Estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31 is presented below:

2013	$10,022
2014	10,010
2015	10,003
2016	9,378
2017	8,031
Thereafter	7,021
Total	$54,465

10. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	At December 31, 2012
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$22,424	$761	$(7)	$23,178
Municipal securities	16,636	413	(8)	17,041
Corporate securities	67,627	2,461	(80)	70,008
Mortgage-backed securities	285	4	—	289
Asset-backed securities	123	2	—	125
Total fixed maturity securities	$107,095	$3,641	$(95)	$110,641

Common stock - publicly traded	$39	$3	$—	$42
Preferred stock - publicly traded	4,975	133	(1)	5,107
Common stock - non-publicly traded	59	4	(5)	58
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$6,082	$144	$(6)	$6,220

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At December 31, 2011
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

	At December 31,
	2012	2011
Fair value of restricted investments	$17,942	$18,319

Fair value of restricted investments for special deposits required by state insurance departments	$10,988	$11,618

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At
	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,557	$5,608	$3,890	$3,923
Due after one year through five years	58,378	60,323	51,210	51,839
Due after five years through ten years	24,983	25,900	23,623	23,973
Due after ten years	17,769	18,396	11,941	12,089
Mortgage-backed securities	285	289	1,272	1,298
Asset-backed securities	123	125	375	387
Total fixed maturity securities	$107,095	$110,641	$92,311	$93,509

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater:

	December 31, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$857	$(7)	11	$—	$—	—	$857	$(7)	11
Municipal securities	734	(8)	1	—	—	—	734	(8)	1
Corporate securities	12,625	(63)	16	183	(17)	1	12,808	(80)	17
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$14,216	$(78)	28	$183	$(17)	1	$14,399	$(95)	29

Common stock - publicly traded	$—	$—	—	$—	$—	—	$—	$—	—
Preferred stock - publicly traded	198	(1)	1	—	—	—	198	(1)	1
Common stock - non-publicly traded	—	—	—	39	(5)	2	39	(5)	2
Preferred stock - non-publicly traded	—	—	—	—	—	—	—	—	—
Total equity securities	$198	$(1)	1	$39	$(5)	2	$237	$(6)	3

	At December 31, 2011
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$1,902	$(2)	7	$—	$—	—	$1,902	$(2)	7
Municipal securities	486	(1)	1	478	(4)	1	964	(5)	2
Corporate securities	16,861	(426)	26	—	—	—	16,861	(426)	26
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—	—
Total fixed maturity securities	$19,249	$(429)	34	$478	$(4)	1	$19,727	$(433)	35

Common stock - publicly traded	$38	$(1)	2	$—	$—	—	$38	$(1)	2
Preferred stock - publicly traded	—	—	—	—	—	—	—	—	—
Common stock - non-publicly traded	45	(16)	3	—	—	—	45	(16)	3
Preferred stock - non-publicly traded	—	—	—	—	—	—	—	—	—
Total equity securities	$83	$(17)	5	$—	$—	—	$83	$(17)	5
The Company does not intend to sell the investments that are in an unrealized loss position at December 31, 2012 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. At December 31, 2012, based on management's review, the Company deemed that 1 individual equity security was other than temporarily impaired and recorded an impairment charge of $16.0 thousand for the year ended December 31, 2012. For the year ended December 31, 2011 the Company deemed that 10 equity securities were other than temporarily impaired and recorded an impairment charge of $0.2 million.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Years Ended December 31,
	2012	2011	2010
Gross proceeds from sales	$8,364	$62,300	$8,769

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Years Ended December 31,
	2012	2011	2010
Gross realized gains	$33	$4,456	$831
Gross realized losses	(14)	(91)	(116)
Total net gains from investment sales	19	4,365	715
Impairment write-downs (other-than-temporary impairments)	(16)	(172)	(65)
Net realized investment gains	$3	$4,193	$650

The following schedule details the components of net investment income:	For the Years Ended December 31,
	2012	2011	2010
Fixed income securities	$2,670	$3,188	$3,666
Cash on hand and on deposit	193	333	738
Common and preferred stock dividends	275	59	60
Notes receivable	267	155	157
Other income	138	141	(46)
Investment expenses	(475)	(508)	(502)
Net investment income	$3,068	$3,368	$4,073

11. Reinsurance Receivables

The effects of reinsurance on premiums written and earned and on losses and loss adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Years Ended December 31,
	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$367,791	$359,820	$338,869	$321,412	$302,574	$307,916
Ceded	(236,121)	(232,195)	(214,485)	(205,909)	(191,141)	(196,111)
Net	$131,670	$127,625	$124,384	$115,503	$111,433	$111,805

Losses and LAE incurred	For the Years Ended December 31,
	2012	2011	2010
Direct and assumed	$86,409	$81,843	$79,403
Ceded	(46,190)	(43,894)	(43,368)
Net losses and LAE incurred	$40,219	$37,949	$36,035

The following table reflects the components of the reinsurance receivables:	At December 31,
	2012	2011
Prepaid reinsurance premiums (1):
Life	$53,117	$59,545
Accident and health	34,266	30,759
Property	85,805	80,758
Total	173,188	171,062
Ceded claim reserves:
Life	1,786	1,794
Accident and health	9,263	9,896
Property	8,663	7,743
Total ceded claim reserves recoverable	19,712	19,433
Other reinsurance settlements recoverable	11,088	4,245
Reinsurance receivables	$203,988	$194,740
(1) Including policyholder account balances ceded.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table shows the amount included in reinsurance receivable that is recoverable from three unrelated insurers:

	At December 31,
	2012	2011
Total recoverable from three unrelated reinsurers	$126,633	$124,160

At December 31, 2012, the three unrelated reinsurers are: London Life Reinsurance Company (A. M. Best Rating-A); London Life International Reinsurance Corporation (A. M. Best Rating-NR-3) and Spartan Property Insurance Company (A. M. Best Rating - Non-rated). Because Spartan Property Insurance Company does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust accounts. At December 31, 2011, the three unrelated reinsurers are: Munich American Reassurance Company (A. M. Best Rating-A+); London Life Reinsurance Company (A. M. Best Rating-A); and London Life International Reinsurance Corporation (A. M. Best Rating-NR-3). Because London Life International Reinsurance Corporation does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust accounts and letters of credit. At December 31, 2012, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

12. Property and Equipment

The components of property and equipment are as follows:	At December 31,
	2012	2011
Furniture, fixtures and equipment	$3,038	$2,868
Computer equipment	4,126	2,356
Equipment and software under capital lease	229	—
Software (1)	18,632	14,416
Leasehold improvements	568	357
Property and equipment, gross	26,593	19,997
Less: accumulated depreciation and amortization	8,647	4,683
Property and equipment, net	$17,946	$15,314

(1) Internally developed software not yet placed in service, included in software	$942	$5,302

The following reflects depreciation on property and equipment and amortization expense related to capitalized software costs:

	Years Ended December 31,
	2012	2011	2010
Depreciation expense on property and equipment	$1,756	$1,605	$924
Amortization expense on capitalized software	2,177	1,472	472
Total depreciation and amortization	$3,933	$3,077	$1,396

13. Leases

Operating Leases
The Company leases certain office space and equipment under operating leases expiring on various dates from 2013 through 2022. The Company assumed operating leases for office space from related parties in conjunction with the ProtectCELL and 4Warranty acquisitions. The terms of the related party leases are substantially the same as those offered for comparable transactions with non-related parties. The Company did not make payments on the related party lease during 2012. Please see the Note, "Related Party Transactions," for more information. The following table shows the Company's future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at:

December 31, 2012
2013	$2,574
2014	2,886
2015	2,732
2016	2,485
2017	2,415
Thereafter	9,453
Total payments	$22,545

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company recognized rent expense for the:	Years Ended December 31,
	2012	2011	2010
Total rent expense	$3,050	$3,275	$2,997

Capital Lease
The Company also leases equipment and software under a single capital lease expiring in 2014. The capital lease was assumed by the Company in conjunction with the 2012 acquisition of ProtectCELL. The following table shows the Company's future minimum lease payments for its capital lease at December 31, 2012:

December 31, 2012
2013	$134
2014	133
2015	—
2016	—
2017	—
Thereafter	—
Total minimum payments	$267
Amounts representing interest	(26)
Obligations under capital lease	241

14. Note Payable

The Company's Notes Payable consisted of the following at:	At December 31,
	2012	2011
Wells Fargo Bank, N.A.- credit facility, maturing August 2017	$89,438	$—

Maximum balance allowed on Wells Fargo Bank, N.A credit facility	$125,000	$—

SunTrust Bank, N.A. - revolving credit facility, maturing June 2013	$—	$73,000

Maximum balance allowed on SunTrust Bank, N.A revolving credit facility	$—	$85,000

Interest rate on the respective note payable at the end of the respective periods:	2.76%	4.59%

Aggregate maturities for the Company's note payable at December 31, 2012 are as follows:

2013	$1,250
2014	5,000
2015	5,000
2016	5,000
2017	73,188
Thereafter	—
Total	$89,438

$125.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
At December 31, 2012, the Company had a $125.0 million secured credit agreement (the "Credit Agreement"), entered into on August 2, 2012, with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement has a five year term and provides for a $50.0 million term loan facility (the "Term Loan Facility"), as well as a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities"). Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.

At the Company's election, borrowings under the Revolving Facility will bear interest either at the base rate plus an applicable interest margin or the adjusted LIBO rate plus an applicable interest margin; provided, however, that all swingline loans will be base rate loans. The base rate is a fluctuating interest rate equal to the highest of: (i) Wells Fargo's publicly announced prime lending rate; (ii) the federal funds rate plus 0.50%; and (iii) the adjusted LIBO rate, determined on a daily basis for an interest period of one month, plus 1.0%.

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

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, the Company is required to pay a commitment fee, initially equal to 0.40% per annum of the unused amount of the Revolving Facility. The percentage rate of such fee may increase (to a maximum amount of 0.45%) or decrease (to a minimum amount of 0.25%) based on changes in the Borrowers' leverage ratio. The amount of outstanding swingline loans is not considered usage of the Revolving Facility for the purpose of calculating the commitment fee. The Company is also required to pay letter of credit participation fees on the undrawn amount of all outstanding letters of credit. The Company paid fees of approximately $1.7 million to Wells Fargo in connection with the execution of the Credit Agreement, which have been capitalized and are being amortized over the life of the Credit Agreement.

The Company, at its option, may prepay any borrowing, in whole or in part, at any time and from time to time without premium or penalty. However, after the end of our fiscal year (commencing with the fiscal year ending December 31, 2015), the Company is required to make mandatory principal prepayments of loans under the Facilities in an amount determined under the Credit Agreement based upon a percentage of the Company's Excess Cash Flow (as defined in the Credit Agreement) minus certain off set amounts relating to permitted acquisitions.

The Credit Agreement contains certain customary representations, warranties and covenants applicable to us for the benefit of the Administrative Agent and the lenders. The Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to our capital structure and the capital structure of our subsidiaries without the Administrative Agent's prior consent. The Company obligations under the Facilities may be accelerated or the commitments terminated upon the occurrence of an event of default under the Credit Agreement, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

The Credit Agreement also contains the financial covenants which the Company must maintain. See the section below, "Financial Covenants" for a presentation of the Company's more significant covenants associated with the Credit Agreement.

$85.0 million Revolving Credit Facility - SunTrust Bank, N.A.
At December 31, 2011, the Company had an $85.0 million revolving credit facility with SunTrust Bank, N.A.,(the "Facility"). The Facility had an original maturity of June 2013. The Facility bore interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company could select at its discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed EURO Dollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to the Company's leverage ratio.

Termination of the $85.0 million Facility
On August 2, 2012, the Company terminated the Facility and entered into the Credit Agreement. In connection with the termination of the Facility, the Company recorded a charge of $0.7 million to interest expense for the year ending December 31, 2012, for previously capitalized transaction costs associated with the Facility.

Financial Covenants
At December 31, 2012 and 2011, respectively, the Company had to comply with various financial covenants set forth in the Credit Agreement and the Facility, respectively. The following describes the Credit Agreement's more significant financial covenants in effect at December 31, 2012 and the calculations used to arrive at each ratio:

Total Leverage Ratio - the ratio of (i) Consolidated Total Debt as of such date to (ii) Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA")for the Measurement Period ending on or immediately prior to such date.

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

RBC Ratio - the ratio (expressed as a percentage) of NAIC RBC (as defined in the NAIC standards) for any Regulated Insurance Company on an individual basis, calculated at the end of any Fiscal Year, to the "authorized control level" (as defined in the NAIC standards).

The following is a summary of the Credit Agreement's more significant financial covenants calculated at December 31, 2012:

		Actual At
Covenant	Covenant Requirement	December 31, 2012
Total leverage ratio	not more than 3.50	3.10
Fixed charge coverage ratio	not less than 2.00	2.33
Reinsurance ratio	not less than 50%	69.0%
RBC Ratio's:
RBC Ratio - Bankers Life of Louisiana	not less than 250%	469.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,155.0%
RBC Ratio - Insurance Company of the South	not less than 250%	378.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	255.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	386.0%

The following describes the Facility's more significant financial covenants in effect at December 31, 2011 and the calculations used to arrive at each ratio:

Fixed charge coverage ratio - is the ratio of Consolidated Adjusted EBITDA less the actual amount paid by the Company and its Subsidiaries in cash on account of Capital Expenditures less cash taxes to the Consolidated Fixed Charges, in each case measured for the four consecutive Fiscal Quarters ending on or immediately prior to such date.

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

The following is a summary of the Facility's more significant financial covenants in effect at December 31, 2011:

		Actual At
Covenant	Covenant Requirement	December 31, 2011
Fixed charge coverage ratio	not less than 1.25	4.50
Total leverage ratio	not more than 3.50	2.45
Senior leverage ratio	not more than 2.50	2.45
Reinsurance ratio	not less than 60%	75.0%

15. Derivative Financial Instruments - Interest Rate Swap

In April 2011, the Company entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A, pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap commenced in June 2012 and expires in June 2017 and is designated as a cash flow hedge.

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the Consolidated Balance Sheets each is reported:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	Balance Sheet Location	At December 31,
		2012	2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000

Fair value of the Swap	Other Liabilities	$(4,338)	$(3,601)

Unrealized loss, net of tax, on the fair value of the Swap	AOCI	$(2,820)	$(2,340)

Variable rate of the interest rate swap (1)		0.31%	—%
Fixed rate of the interest rate swap (1)		3.47%	—%
(1) - The swap took effect in June 2012.

The following table summarizes the pretax impact of the interest rate swap designated as a cash flow hedge on the Consolidated Financial Statements for the following periods:

	Years Ended December 31,
	2012	2011	2010
(Loss) recognized in AOCI on the derivative-effective portion	$(611)	$(3,601)	$—

(Loss) reclassified from AOCI into income-effective portion	$126	$—	$—

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

At
December 31, 2012
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,117

16. Stock-Based Compensation

At December 31, 2012, the Company has outstanding time-based stock options under its 2005 Plan and outstanding time- and performance-based stock options and restricted stock awards under its 2010 Plan. The 2005 Plan permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock and (v) Restricted Stock Units. The 2010 Plan permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock, (v) Other Stock-Based Awards and (vi) Performance-Based Compensation Awards. The following table details the 2005 Plan and the 2010 Plan at December 31, 2012:

	2005 Plan	2010 Plan
Date the plan was established	October 18, 2005	December 13, 2010
Share permitted to be issued under the plan	1,312,500	4,000,000
Maximum contractual term of grants under the plan (in years)	10.0	10.0
Time-based stock options outstanding under the plan	1,545,462	470,769
Performance-based stock options outstanding under the plan	—	185,000
Time-based restricted stock awards under the plan	—	103,000
Performance-based restricted stock awards outstanding under the plan	—	80,861

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Stock Options
A summary of the Company's time- and performance-based stock option activity is presented below:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Options Outstanding(1)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, January 1, 2011	1,955,792	$3.29	1,780,663	$3.00	—	$—	—	$—
Granted	280,000	7.84	—	—	—	—	—	—
Vested	—	—	148,705	5.78	—	—	—	—
Exercised	(322,061)	1.88	(322,061)	1.88	—	—	—	—
Canceled/forfeited	(20,000)	7.84	—	—	—	—	—	—
Balance, December 31, 2011	1,893,731	$4.15	1,607,307	$3.41	—	$—	—	$—
Granted	125,000	7.97	—	—	185,000	8.00	—	—
Vested	—	—	85,233	8.50	—	—	—	—
Exercised	(2,500)	7.84	(2,500)	7.84	—	—	—	—
Canceled/forfeited	—	—	—	—	—	—	—	—
Balance, December 31, 2012	2,016,231	$4.38	1,690,040	$3.66	185,000	$8.00	—	$—

Weighted average remaining contractual term at December 31, 2012 (in years)	5.0		4.2		9.5		0
(1) The performance-based stock options granted during the year ended December 31, 2012 will begin to vest equally over three years upon the Company's compensation committee determining that the Company has attained an Adjusted EBITDA of $46.0 million.

The following presents the Company's outstanding and exercisable time- and performance-based stock options by exercise price at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.03	787,500	2.88	$3.03	787,500	2.88	$3.03
3.25	757,963	4.82	3.25	757,963	4.82	3.25
7.84	257,500	8.50	7.84	80,214	8.50	7.84
7.93	15,000	9.75	7.93	—	—	—
7.97	110,000	9.67	7.97	—	—	—
8.00	185,000	9.50	8.00	—	—	—
11.00	88,268	7.96	11.00	64,363	7.96	11.00
Totals	2,201,231	5.35	$4.69	1,690,040	4.21	$3.66

Information on time- and performance-based stock options, vested and expected to vest, is as follows:	At
December 31, 2012
Number of shares vested and expected to vest	2,188,170
Weighted average remaining contractual life (in years)	5.3
Weighted average exercise price per option (in dollars)	$4.66
Intrinsic value	$9,427

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Additional information on time- and performance-based options granted, vested and exercised is presented below:

	Years Ended December 31,
	2012	2011	2010
Weighted-average grant date fair value of stock options granted (in dollars)	$2.80	$2.92	$3.18
Total stock options granted (in shares)	310,000	280,000	88,268
Total fair value of stock options vested during the year	$268	$268	$167
Total intrinsic value of stock options exercised (1)	$—	$2,920	$369
Cash received from stock option exercises	$20	$607	$117
Tax benefits realized from exercised stock options	$—	$45	$86
Cash used to settle equity instruments granted under stock-based compensation awards	$—	$—	$—
New shares issued upon the exercise of stock options	2,500	322,061	44,185
Outstanding stock options issued outside of existing plans (in shares)	272,338	272,338	296,724
(1) Calculated as the difference between the market value at the exercise date and the exercise price of the shares.

The weighted average assumptions used to estimate the fair values of all stock options granted is as follows:

	Years Ended December 31,
	2012	2011	2010
Expected term (years)	6.2	6.1	5.0
Expected volatility	34.34%	33.95%	32.71%
Expected dividends	—%	—%	—%
Risk-free rate	0.91%	2.22%	2.06%

Restricted Stock Awards
A summary of the Company's time- and performance-based restricted stock award activity is presented below:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares outstanding at January 1, 2011	60,000	$11.00	100,000	$11.00
Grants	7,000	7.64	—	—
Vests	(18,500)	10.36	—	—
Forfeitures	(15,500)	10.90	(19,139)	11.00
Shares outstanding at December 31, 2011	33,000	10.69	80,861	11.00
Grants	88,000	7.48	—	—
Vests	(18,000)	10.43	—	—
Forfeitures	—	—	—	—
Shares outstanding at December 31, 2012	103,000	$8.00	80,861	$11.00

Stock-based Compensation Expense
Total time- and performance-based stock-based compensation expense and the related income tax (benefit), as recognized on the Consolidated Statements of Income, is as follows:

	Years Ended December 31,
	2012	2011	2010
Personnel costs	$661	$593	$167
Other operating expenses	293	154	9
Income tax benefit	(365)	(286)	(67)
Net stock-based compensation expense	$589	$461	$109

Additional information on total non-vested stock-based compensation is as follows:	At
	December 31, 2012
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$1,180	$1,039
Weighted-average recognition period (in years)	2.7	4.7

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan ("ESPP"),which allows the Company to issue up to 1,000,000 shares of common stock to all eligible employees, including the Company's named executive officers, under the same offering and eligibility terms. The ESPP qualifies under Section 423 of the Internal Revenue Code and allows eligible employees to contribute, at their discretion, up to 10% of their payroll, up to $25,000 per year, to purchase up to a maximum of 3,500 shares of the Company's common stock per offering period. The purchase price of Fortegra's common stock is equal to 85% of the lesser of the fair market value of the closing stock price of Fortegra's common stock on either the first day of the offering period or the last day of the offering period. Each offering period has a duration of six months and begins on January 1st and July 1st of each year.

Information related to the Company's ESPP is as follows:	Years Ended December 31,
	2012	2011	2010 (1)
Common stock issued under the ESPP (in shares)	53,511	10,167	—
Weighted-average purchase price per share by participant in the ESPP	$6.18	$5.68	$—
Total cash proceeds received from the issuance of common shares under the ESPP	$330	$100	$—
ESPP compensation costs recognized	$90	$15	$—
(1) The Company's ESPP began open enrollment in July 2011.

17. Share Repurchase Plan

Fortegra has an active share repurchase plan which allows the Company to purchase up to $10.0 million in total of the Company's common stock to be purchased from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Fortegra. The plan may be discontinued or suspended at any time and has no expiration date. None of the shares repurchased during the years ended December 31, 2012 and 2011, respectively, have been retired.

The following table shows the shares repurchased during the following periods:

	Years Ended December 31,
	2012	2011
Shares repurchased during the period	508,080	471,554
Total cost of shares repurchased during the period	$3,923	$2,552
Average price paid per share for shares purchased during the period	$7.72	$5.41

From January 1, 2013 through March 29, 2013, the Company did not purchase any of its common stock under the share repurchase plan.

18. 401(k) Profit Sharing Plan

The Company has a 401(k) plan (the "401(k) Plan") available to employees meeting certain eligibility requirements. The 401(k)Plan allows employees to contribute, at their discretion, a percentage of their pre-tax annual compensation and allows for employees to select from various investment options based on their individual investment goals and risk tolerances. Under the 401(k) Plan, the Company will match 100% of each dollar of the employee contribution up to the maximum of 5% of the employee's annual compensation. The contributions of the 401(k) Plan are invested at the election of the employee in one or more investment options by a third party plan administrator. In July 2009, the Company suspended the matching contribution. The matching contribution was reinstated in January 2010 and subsequently suspended in August 2010.

The Company's matching contributions to the 401(k) Plan are as follows:	Years Ended December 31,
	2012	2011	2010
401(k) matching contribution expense	$—	$—	$568

19. Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for certain officers. Provision has been made for the compensation which is payable upon their retirement or death. The deferred compensation is to be paid to the individual or their beneficiaries over a period of ten years commencing with the first year following retirement or death. As of December 31, 2012, there were no further payments required under the plan.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company also has deferred bonus agreements with several key executives whereby funds are contributed to "rabbi" trusts held for the benefit of the executives. The funds held in the rabbi trusts are included in cash and cash equivalents and the corresponding deferred compensation obligation is included in the line item, "Accrued expenses, accounts payable and other liabilities," on the Consolidated Balance Sheets. Pursuant to U.S. GAAP, the portion of the rabbi trusts invested in shares of the Company has been reflected in the treasury stock balance on the Consolidated Balance Sheets at December 31, 2012 and 2011.

20. Income Taxes

The provision for income taxes consisted of the following:	At December 31,
	2012	2011	2010
		As Restated	As Restated
Current	$4,043	$5,419	$3,822
Deferred	4,252	1,721	4,337
Income taxes	$8,295	$7,140	$8,159

The reconciliation of the income tax expense at the federal statutory income tax rate of 35% is as follows for the:

	Years Ended December 31,
	2012		2011 - As Restated		2010 - As Restated
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$8,236	35.00%	$7,168	35.00%	$8,181	35.00%
Effect of:
Small life deduction	(444)	(1.89)	(375)	(1.83)	(465)	(1.99)
Non-deductible expenses	51	0.22	267	1.30	179	0.77
Non-deductible preferred dividends	—	—	105	0.51	301	1.29
Tax exempt interest	(123)	(0.52)	(120)	(0.59)	(117)	(0.50)
State taxes	535	2.27	339	1.66	597	2.55
Goodwill amortization	—	—	—	—	(243)	(1.04)
Prior year tax true up	98	0.42	(506)	(2.47)	(647)	(2.77)
Other, net	(58)	(0.25)	262	1.28	373	1.60
Income tax expense	$8,295	35.25%	$7,140	34.86%	$8,159	34.91%

The components of the Company's deferred taxes are as follows:	At December 31,
	2012	2011
Gross deferred tax assets		As Restated
Unearned premiums	$4,852	$4,825
Deferred revenue	8,002	8,140
Net operating loss carryforward	516	1,413
Unrealized loss on interest rate swap	1,636	1,260
Research credit	671	676
Unpaid claims	146	634
Deferred compensation	483	248
Bad debt allowance	238	118
Other deferred assets	108	71
Total gross deferred tax assets	16,652	17,385
Gross deferred tax liabilities
Deferred acquisition costs	20,250	19,235
Other intangible assets	14,218	14,170
Advanced commissions	4,204	2,759
Depreciation on property and equipment	5,246	4,642
Unrealized gains on investments	1,290	424
Other basis differences in investments	65	77
Other deferred tax liabilities	37	47
Total gross deferred tax liabilities	45,310	41,354
Deferred income taxes, net	$28,658	$23,969

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At December 31, 2012, the Company had a net operating loss carry forward of $1.4 million, which is subject to certain limitations under IRC Section 382 and will begin to expire in 2019. The Company expects full utilization of the net operating loss carryforward by the end of 2013.

In addition, the Company has research and experimentation (research) tax credit carry forwards for federal and state income tax purposes in the amount of $0.5 million and $0.2 million, respectively. The federal research credit is also subject to certain limitations under IRC Section 382. The research credit carry forwards will begin to expire in 2019. As part of the valuation determinations of the subsidiary in which the research credit was generated, the Company recorded a $0.2 million liability against the research credit carryforward deferred tax asset.

The Company has reviewed its uncertain tax positions and management has concluded that there are no additional amounts required to be recorded in accordance with ASC 740-10.

As of December 31, 2012, the Company was under examination by the Internal Revenue Service ("IRS") for the 2009 and 2010 tax years. In February 2013, the IRS completed its field audit for those tax years and presented preliminary findings.  The Company has agreed to those findings and paid $57.0 thousand, an amount considered immaterial to the consolidated group as of December 31, 2012.  In March 2013, the Company received notice from the IRS that the audit report has been fully approved. The assessment will be expensed in the first quarter of 2013.

21. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:			As Restated	As Restated
Cash and cash equivalents	$15,209	$15,209	$31,339	$31,339
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	23,178	23,178	26,360	26,360
Municipal securities	17,041	17,041	17,992	17,992
Corporate securities	70,008	70,008	47,472	47,472
Mortgage-backed securities	289	289	1,298	1,298
Asset-backed securities	125	125	387	387
Equity securities:
Common stock - publicly traded	42	42	39	39
Preferred stock - publicly traded	5,107	5,107	52	52
Common stock - non-publicly traded	58	58	114	114
Preferred stock - non-publicly traded	1,013	1,013	1,014	1,014
Notes receivable	11,290	11,290	3,603	3,603
Accounts and premiums receivable, net	27,026	27,026	19,690	19,690
Other receivables	13,511	13,511	9,465	9,465
Short-term investments	1,222	1,222	1,070	1,070
Total financial assets	$185,119	$185,119	$159,895	$159,895

Financial liabilities:
Notes payable	$89,438	$89,438	$73,000	$73,000
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	4,338	4,338	3,601	3,601
Total financial liabilities	$128,776	$128,776	$111,601	$111,601

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

At December 31, 2012		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$23,178	$—	$23,178	$—
Municipal securities	17,041	—	17,041	—
Corporate securities	70,008	—	69,956	52
Mortgage-backed securities	289	—	289	—
Asset-backed securities	125	—	125	—
Equity securities:
Common stock - publicly traded	42	—	42	—
Preferred stock - publicly traded	5,107	5,107	—	—
Common stock - non-publicly traded	58	—	—	58
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	1,222	1,222	—	—
Total assets	$118,083	$6,329	$110,631	$1,123

Financial Liabilities:
Interest rate swap	$4,338	$—	$4,338	$—

At December 31, 2011		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$26,360	$—	$26,360	$—
Municipal securities	17,992	—	17,992	—
Corporate securities	47,472	—	47,396	76
Mortgage-backed securities	1,298	—	1,298	—
Asset-backed securities	387	—	387	—
Equity securities:
Common stock - publicly traded	39	39	—	—
Preferred stock - publicly traded	52	52	—	—
Common stock - non-publicly traded	114	—	—	114
Preferred stock - non-publicly traded	1,014	—	—	1,014
Short-term investments	1,070	1,070	—	—
Total Assets	$95,798	$1,161	$93,433	$1,204

Financial Liabilities:
Interest rate swap	$3,601	$—	$3,601	$—

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2012. For the year ended December 31, 2012, a single equity security was transferred from Level 3 to Level 2. This transfer occurred due to the availability of Level 2 pricing for the equity security, which was unavailable in prior periods. The Company's use of Level 3 unobservable inputs included 7 individual securities that accounted for 1.0% of total investments at December 31, 2012. The Company utilized an independent third party pricing service to value 5 of the Level 3 securities. The value of 2 equity securities in Level 3, which are non-publicly traded preferred stocks, were calculated by the Company. One of the equity securities, with a value of $1.0 million was valued by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. The second Level 3 equity security, with a value of $13.0 thousand was valued by estimating the total value of the Class-A shares outstanding by the issuer and a review of the company's audited financial statements. At December 31, 2011, the Company had 12 individual securities valued under Level 3 that accounted for 1.3% of total investments.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table summarizes the changes in Level 3 assets measured at fair value:	For the Years Ended December 31,
	2012	2011
Beginning balance, January 1,	$1,204	$1,425
Total investment gains or losses (realized/unrealized):
Included in net income	—	319
Included in other comprehensive (loss)	(31)	(120)
Sales	(47)	(522)
Transfers (out of) into Level 3	(3)	102
Ending balance, December 31,	$1,123	$1,204

22. Statutory Reporting and Insurance Subsidiaries Dividend Restrictions

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

	For the Years Ended December 31,
	2012	2011
Ordinary dividends	$2,783	$6,956
Extraordinary dividends	—	830
Total dividends	$2,783	$7,786

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance subsidiaries for the following periods:

	At December 31,
	2012	2011
Combined statutory capital and surplus of the Company's insurance subsidiaries	$53,885	$50,230

Required minimum statutory capital and surplus	$15,300	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$4,500	$2,344

Under the NAIC's Risk-Based Capital Act of 1995, a company's RBC is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The insurance subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of December 31, 2012 and 2011, respectively.

23. Commitments and Contingencies

Commitments
The Company, from time to time, may in the ordinary normal business enter into certain contractual obligations or commitments.

As part of the 2012 acquisition of ProtectCELL, the Company has a conditional commitment to provide up to $10.2 million of additional capital ("Additional Fortegra Capital Contributions") to ProtectCELL if the board of directors of ProtectCELL (the "PC Board") determines that ProtectCELL requires additional funds to support expansion and growth, or other appropriate business needs.

The Company is obligated to evaluate any such funding request received from the PC Board in good faith to determine whether in the Company's reasonable business judgment the requested capital should be contributed. Fortegra is not required to honor the funding request from the PC Board if it in good faith deems the request to be imprudent or unjustified.

The benefits of such additional funding would inure to the Company and to the non-controlling ownership interest of ProtectCell, in proportion to their respective ownership interests. However, in return for each $1,000 of Additional Fortegra Capital Contributions, the Fortegra Members shall receive one Series A Preferred Unit. Any unreturned Series A Preferred contribution is deducted from ProtectCELL's valuation in determining the option price.

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

In the Payment Protection segment, the Company is currently a defendant in lawsuits that relate to marketing and/or pricing issues that involve claims for punitive, exemplary or extra-contractual damages in amounts substantially in excess of the covered claim.  Such litigation includes Lawson v. Life of the South Insurance Co., which was filed on March 13, 2006, in the Superior Court of Muscogee County, Georgia, and later moved to the United States District Court for the Middle District of Georgia, Columbus Division.  The allegations involve the Company's alleged duty to refund unearned premiums on credit insurance policies, even when the Company has not been informed of the payoff of the underlying finance contract. The action seeks an injunction requiring remedial action, as well as a variety of damages, including punitive damages and attorney fees and costs.  The action was brought as a class action, however the Company's May 11, 2012 Motion to Strike or Dismiss Plaintiffs' Class Action Allegations, or in the Alternative, to Deny Class Certification was granted on September 28, 2012.  Plaintiff's appeal of such ruling was denied on December 7, 2012.  The merits discovery phase continues in the individual, underlying case.

Also in the Payment Protection segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the court did not award sanctions, it did order the Company to subpoena certain records from its agents.  The Company filed an appeal of this order, which was denied on August 31, 2012.  The Company is currently appealing the denial in the Kentucky Supreme Court. To date, no trial date has been set.

In the Motor Clubs business in the Payment Protection segment, the Company is currently a Defendant in Dill and Thurman v. Continental Car Club, Inc. and Fortegra Financial Corp., which was filed on August 18, 2011 in the Tennessee Chancery Court, Rhea County.  The Plaintiffs assert claims for breach of their employment and non-competition agreements, among other claims, and seek injunctive relief and damages in connection with the Company's purchase of Continental Car Club, Inc. from Plaintiffs in May 2010.  The trial court ruled in November 2012 that Plaintiffs resigned for good reason from the Company, the result of which is that the Company can enforce the non-competition and non-solicitation provisions contained in the Plaintiffs' employment agreements for a period of up to two years, but that the Company is required to pay Plaintiffs base salary and accrued benefits during such period. As of December 31, 2012, the value of such salary and benefits is $0.4 million; the value would increase over time through the two-year period to an estimated maximum of approximately $0.8 million.  The Company has filed for an appeal of this ruling and will vigorously defend its position.  The Company believes that it is not probable that the judgment will be upheld through the appeal process, and that reasonably possible outcomes range from $0 to the amount of the judgment.  Accordingly, the Company has not recorded a charge with respect to this loss contingency as of December 31, 2012.

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

24. Segment Results

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

The Company measures the profitability of its business segments with the allocation of Corporate revenues and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to this financial performance measure as segment EBITDA (earnings before interest, taxes, depreciation and amortization). The Company's financial measure of segment EBITDA meets the definition of a Non-GAAP financial measure and is not a recognized term under U.S. GAAP, nor is it an alternative to the U.S. GAAP financial measures presented in this Form 10-K. The Non-GAAP financial measure in this Form 10-K should be used in addition to, but not as a substitute for, the U.S. GAAP financial measures presented elsewhere in this Form 10-K.

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

The following table presents the Company's business segment results:

	For the Years Ended December 31,
	2012	2011	2010
		As Restated	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$70,365	$76,244	$34,568
Ceding commission	34,825	29,495	28,767
Net investment income	3,068	3,368	4,073
Net realized investment gains (losses)	3	4,193	650
Other income	269	170	230
Net earned premium	127,625	115,503	111,805
Net losses and loss adjustment expenses	(40,219)	(37,949)	(36,035)
Member benefit claims	(4,642)	(4,409)	(466)
Commissions	(128,741)	(126,918)	(92,646)
Total Payment Protection Net Revenue	62,553	59,697	50,946
BPO	18,424	15,584	17,069
Brokerage
Brokerage commissions and fees	35,306	34,396	24,620
Service and administrative fees	1,761	2,636	4,617
Total Brokerage	37,067	37,032	29,237
Total segment net revenue	118,044	112,313	97,252

Operating Expenses
Payment Protection	36,420	33,514	25,126
BPO	14,227	11,598	10,002
Brokerage (1)	28,355	29,289	23,529
Corporate	—	1,763	2,130
Total operating expenses	79,002	76,164	60,787

EBITDA
Payment Protection	26,133	26,183	25,820
BPO	4,197	3,986	7,067
Brokerage (1)	8,712	7,743	5,708
Corporate	—	(1,763)	(2,130)
Total EBITDA	39,042	36,149	36,465

Depreciation and Amortization
Payment Protection	3,590	4,205	2,352
BPO	2,290	1,124	598
Brokerage	3,006	2,700	1,678
Total depreciation and amortization	8,886	8,029	4,628

Interest Expense
Payment Protection	4,146	4,649	7,197
BPO	1,035	419	433
Brokerage	1,443	2,573	834
Total interest expense	6,624	7,641	8,464

Income before income taxes and non-controlling interests

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Years Ended December 31,
	2012	2011	2010
		As Restated	As Restated
Payment Protection	18,397	17,329	16,271
BPO	872	2,443	6,036
Brokerage (1)	4,263	2,470	3,196
Corporate	—	(1,763)	(2,130)
Total income before income taxes and non-controlling interests	23,532	20,479	23,373
Income taxes	8,295	7,140	8,159
Less: net income (loss) attributable to non-controlling interests	72	(170)	20
Net income	$15,165	$13,509	$15,194
(1) - Includes loss on sale of subsidiary of $477 for the year ended December 31, 2011.

The following table reconciles segment information to the Company's Consolidated Statements of Income and provides a summary of other key financial information for each segment:

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Years Ended December 31,
	2012	2011	2010
		As Restated	As Restated
Segment Net Revenue
Payment Protection	$62,553	$59,697	$50,946
BPO	18,424	15,584	17,069
Brokerage	37,067	37,032	29,237
Segment net revenues	118,044	112,313	97,252
Net losses and loss adjustment expenses	40,219	37,949	36,035
Member benefit claims	4,642	4,409	466
Commissions	128,741	126,918	92,646
Total segment revenue	291,646	281,589	226,399

Operating Expenses
Payment Protection	36,420	33,514	25,126
BPO	14,227	11,598	10,002
Brokerage (1)	28,355	29,289	23,529
Corporate	—	1,763	2,130
Total operating expenses	79,002	76,164	60,787
Net losses and loss adjustment expenses	40,219	37,949	36,035
Member benefit claims	4,642	4,409	466
Commissions	128,741	126,918	92,646
Total operating expenses before depreciation, amortization and interest expense	252,604	245,440	189,934

EBITDA
Payment Protection	26,133	26,183	25,820
BPO	4,197	3,986	7,067
Brokerage (1)	8,712	7,743	5,708
Corporate	—	(1,763)	(2,130)
Total EBITDA	39,042	36,149	36,465

Depreciation and amortization
Payment Protection	3,590	4,205	2,352
BPO	2,290	1,124	598

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Years Ended December 31,
	2012	2011	2010
		As Restated	As Restated
Brokerage	3,006	2,700	1,678
Total depreciation and amortization	8,886	8,029	4,628

Interest Expense
Payment Protection	4,146	4,649	7,197
BPO	1,035	419	433
Brokerage	1,443	2,573	834
Total interest expense	6,624	7,641	8,464

Income (loss) before income taxes and non-controlling interests
Payment Protection	18,397	17,329	16,271
BPO	872	2,443	6,036
Brokerage (1)	4,263	2,470	3,196
Corporate	—	(1,763)	(2,130)
Total income before income taxes and non-controlling interests	23,532	20,479	23,373
Income taxes	8,295	7,140	8,159
Less: net income (loss) attributable to non-controlling interests	72	(170)	20
Net income	$15,165	$13,509	15,194
(1) - Includes loss on sale of subsidiary of $477 for the year ended December 31, 2011.

25. Related Party Transactions

In conjunction with the December 31, 2012 acquisition of ProtectCELL, the Company assumed an office space lease between ProtectCELL and 39500 High Pointe, LLC, ("High Pointe"). The ownership of High Pointe includes three members who were the founding members and are currently employees of ProtectCELL. The Company did not make any lease payments to High Pointe for the year ended December 31, 2012.

In addition, ProtectCELL holds a $6.1 million note receivable carrying an interest rate of 8.00% from High Pointe, which is fully secured by a mortgage on the office building owned by High Pointe. For the year ending December 31, 2012, the Company did not receive payments from High Pointe on the note receivable.

An executive officer of ProtectCELL owns multiple wireless retail locations, which sell ProtectCELL protection plans to wireless retail customers. For the year ending December 31, 2012, the Company did not record income related to this related party arrangement.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who have consulting relationships with the Company. The Company did not make any lease payments to Source for the year ended December 31, 2012.

In January 2012, the Company recorded a receivable due from an officer of the Company relating to the 2010 acquisition of South Bay Acceptance Corporation, which has a balance of $0.1 million at December 21, 2012 and 2011, respectively.

In December 2011, the Company entered into an information technology support services agreement (the "IT Agreement") with a company for which a member serving on the Company's Board of Directors also serves on the board of the company receiving the information support services. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In connection with the Summit Partners acquisition of the Company on June 20, 2007, $20.0 million of subordinated debentures were issued to affiliates of Summit Partners, a related party, and reported in the notes payable line of the Consolidated Balance Sheets. The subordinated debentures had an original maturity of June 20, 2012, which was subsequently amended to mature in June 2013, and bore interest at 14% per annum on the principal amount of such subordinated debentures, payable quarterly. In December 2010, the Company paid off the entire $20.0 million of outstanding subordinated debentures for $20.6 million, which included accrued but unpaid interest to the redemption date.

The following table details the amounts recorded on the Company's Consolidated Balance Sheets and Consolidated Statements of Income resulting from related party transactions:

	For the Years Ended December 31,
	2012	2011	2010
Income recorded by the Company from related parties	$218	$—	$—

Related party interest expense	$—	$—	$2,769

		At
		December 31, 2012	December 31, 2011
Accounts receivable from related parties		$—	$125

Notes receivable from related parties		$6,269	$—

26. Subsequent Events

Subsequent events have been measured through the date on which the Consolidated Financial Statements were filed. Management has determined that the following events merit disclosure as subsequent events:

Stock-Based Compensation Awards
On January 1, 2013, the Company granted 228,981 performance-based stock options and 76,326 performance-based restricted stock awards under the Company's Long-Term Incentive Plan ("LTIP").

The performance-based awards will vest, if at all, should the Company achieves three-year performance goals on or before December 31, 2015 for (i) net revenue (Compound Annual Growth Rate), (ii) earnings growth (Net Income) and (iii) profitable growth (Return on Average Equity). The performance metrics are equally weighted such that achievement of any one target results in vesting of one-third of the total equity award. If any of the target(s) are not attained by December 31, 2015, the award(s) associated with the unattained targets will be canceled.

In February 2013, the Company granted a total of 75,000 time-based restricted stock awards, equally distributed, to five of its Directors. The restricted stock vests equally on each of the three anniversaries of the grant date.

American Taxpayer Relief Act of 2012
On January 2, 2013, U.S. tax law was enacted which extends, through 2013, several expired or expiring temporary business tax provisions. The Company is still quantifying the impact of this law change; however, it is not expected to have a material impact on the Company's Consolidated Financial Statements.

Consolidation of Operations Plan
As disclosed on January 18, 2013 in the Company's Current Report on Form 8-K, effective January 14, 2013, the Company committed to a plan to consolidate the Company's fulfillment, claims administration and information technology functions for all its insurance related products (the "Plan"). Prior to the Plan, such functions resided in the Company's individual business units. The decision is part of the Company's efforts to streamline its operations, focus its resources and provide first in class service to its customers. When fully implemented, approximately 40 employee and contract positions will be eliminated.

Acquisition of Response Indemnity Company of California
On February 1, 2013, the Company acquired 100% of the outstanding stock of Response Indemnity Company of California ("RICC"), from subsidiaries of the Kemper Corporation ("Kemper") for $4.8 million.  RICC is a property/casualty insurance company domiciled and licensed in California.  RICC has, at the time of purchase, approximately $4.2 million in capital and surplus and no policies in

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

force. All remaining claim liabilities for previously issued policies are fully reinsured by Kemper's subsidiary, Trinity Universal Insurance Company.

Related Party Note Receivable Payoff
On March 15, 2013, the Company's subsidiary ProtectCELL, received $6.1 million representing the full payoff of the outstanding balance of the note receivable from High Pointe.

27. Summarized Quarterly Information (Unaudited)

The quarters ending March 31, 2012, June 30, 2012 and September 30, 2012 and the quarters ending March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 presented in the tables below have been restated as discussed in the Note, "Restatement," of the Consolidated Financial Statements and have been adjusted to reflect the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See the Note, "Quarterly Information - Restated (Unaudited)," of the Notes to Consolidated Financial Statements for additional information on the line items impacted for the for the above noted periods.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated
Revenues	$71,139	$70,313	$76,376	$70,747
Net investment income	743	732	744	849
Net realized (losses) gains on the sale of investments	(3)	13	(16)	9
Total revenues	71,879	71,058	77,104	71,605
Total expenses	66,560	64,991	70,654	65,909
Income before income taxes and non-controlling interest	5,319	6,067	6,450	5,696
Income taxes	1,887	2,108	2,397	1,903
Income before non-controlling interest	3,432	3,959	4,053	3,793
Less: net income attributable to non-controlling interest	18	15	29	10
Net income	$3,414	$3,944	$4,024	$3,783
Earnings per share:
Basic	$0.17	$0.20	$0.21	$0.19
Diluted	$0.16	$0.19	$0.20	$0.18
Weighted average common shares outstanding
Basic	19,904,819	19,705,276	19,531,694	19,507,733
Diluted	20,739,196	20,632,233	20,463,238	20,507,329

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated	As Restated
Revenues	$65,736	$64,146	$71,285	$72,861
Net investment income	941	894	801	732
Net realized gains on the sale of investments	95	1,132	1,196	1,770
Total revenues	66,772	66,172	73,282	75,363
Total expenses	62,018	64,130	67,075	67,887
Income before income taxes and non-controlling interest	4,754	2,042	6,207	7,476
Income taxes	1,609	750	2,209	2,572
Income before non-controlling interest	3,145	1,292	3,998	4,904
Less: net (loss) income attributable to non-controlling interest	(174)	2	1	1
Net income	$3,319	$1,290	$3,997	$4,903
Earnings per share:
Basic	$0.16	$0.06	$0.20	$0.24
Diluted	$0.15	$0.06	$0.19	$0.24
Weighted average common shares outstanding
Basic	20,464,592	20,510,254	20,404,441	20,343,038
Diluted	21,668,333	21,592,418	21,214,365	20,955,690

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

28. Quarterly Information - Restated (Unaudited)

The following tables present the Company's restated quarterly information for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012 and for the quarters ending March 31, June 30, September 30, and December 31, 2011 and 2010, respectively.

Adjustments in the 2012 and 2011 periods to service and administrative fees, member benefit claims, and commissions represent the effects of restatements for the errors in Motor Clubs revenue presentation and revenue recognition as discussed in Note "Restatement" of the Notes to Consolidated Financial Statements, unless otherwise noted.

Adjustments in the 2010 periods to service and administrative fees, member benefit claims, and commissions represent the effects of restatements for the errors in Motor Clubs revenue presentation, as discussed in Note "Restatement".

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues:
Service and administrative fees	$9,340	$13,171	$22,511	$9,394	$12,392	$21,786
Brokerage commissions and fees	9,520	—	9,520	9,364	—	9,364
Ceding commission	7,064	—	7,064	7,210	—	7,210
Net investment income	743	—	743	732	—	732
Net realized investment (losses) gains	(3)	—	(3)	13	—	13
Net earned premium	31,972	—	31,972	31,905	—	31,905
Other income	72	—	72	48	—	48
Total revenues	58,708	13,171	71,879	58,666	12,392	71,058

Expenses:
Net losses and loss adjustment expenses	11,266	—	11,266	9,576	—	9,576
Member benefit claims	—	1,303	1,303	—	1,098	1,098
Commissions	20,039	11,949	31,988	19,892	11,390	31,282
Personnel costs	11,392	—	11,392	12,367	—	12,367
Other operating expenses	6,739	—	6,739	6,937	—	6,937
Depreciation and amortization	738	—	738	975	—	975
Amortization of intangibles	1,482	—	1,482	1,166	—	1,166
Interest expense	1,652	—	1,652	1,590	—	1,590
Total expenses	53,308	13,252	66,560	52,503	12,488	64,991
Income before income taxes and non-controlling interests	5,400	(81)	5,319	6,163	(96)	6,067
Income taxes	1,919	(32)	1,887	2,146	(38)	2,108
Income before non-controlling interests	3,481	(49)	3,432	4,017	(58)	3,959
Less: net income attributable to non-controlling interests	18	—	18	15	—	15
Net income	$3,463	$(49)	$3,414	$4,002	$(58)	$3,944

Earnings per share:
Basic	$0.17	$—	$0.17	$0.20	$—	$0.20
Diluted	$0.17	$(0.01)	$0.16	$0.19	$—	$0.19
Weighted average common shares outstanding:
Basic	19,904,819		19,904,819	19,705,276		19,705,276
Diluted	20,739,196		20,739,196	20,632,233		20,632,233

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended
	September 30, 2012
	As Previously Reported	Adjustment	As Restated
Revenues:
Service and administrative fees	$10,056	$12,842	$22,898
Brokerage commissions and fees	8,411	—	8,411
Ceding commission	11,122	—	11,122
Net investment income	744	—	744
Net realized investment (losses)	(16)	—	(16)
Net earned premium	33,893	—	33,893
Other income	52	—	52
Total revenues	64,262	12,842	77,104

Expenses:
Net losses and loss adjustment expenses	11,430	—	11,430
Member benefit claims	—	1,157	1,157
Commissions	21,548	11,829	33,377
Personnel costs	12,708	—	12,708
Other operating expenses	7,959	—	7,959
Depreciation and amortization	871	—	871
Amortization of intangibles	1,127	—	1,127
Interest expense	2,025	—	2,025
Total expenses	57,668	12,986	70,654
Income before income taxes and non-controlling interests	6,594	(144)	6,450
Income taxes	2,455	(58)	2,397
Income before non-controlling interests	4,139	(86)	4,053
Less: net income attributable to non-controlling interests	29	—	29
Net income	$4,110	$(86)	$4,024

Earnings per share:
Basic	$0.21	$—	$0.21
Diluted	$0.20	$—	$0.20
Weighted average common shares outstanding:
Basic	19,531,694		19,531,694
Diluted	20,463,238		20,463,238

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			June 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues:
Service and administrative fees	$9,116	$12,076	$21,192	$8,800	$12,321	$21,121
Brokerage commissions and fees	7,867	—	7,867	9,208	—	9,208
Ceding commission	8,158	—	8,158	6,243	—	6,243
Net investment income	941	—	941	894	—	894
Net realized investment gains	95	—	95	1,132	—	1,132
Net earned premium	28,437	—	28,437	27,536	—	27,536
Other income	82	—	82	38	—	38
Total revenues	54,696	12,076	66,772	53,851	12,321	66,172

Expenses:
Net losses and loss adjustment expenses	9,373	—	9,373	9,251	—	9,251
Member benefit claims	—	867	867	—	1,309	1,309
Commissions	18,517	11,389	29,906	17,323	11,404	28,727
Personnel costs	10,992	—	10,992	11,428	—	11,428
Other operating expenses	7,214	—	7,214	9,298	—	9,298
Depreciation and amortization	583	—	583	814	—	814
Amortization of intangibles	1,052	—	1,052	1,378	—	1,378
Interest expense	2,031	—	2,031	1,925	—	1,925
Total expenses	49,762	12,256	62,018	51,417	12,713	64,130
Income before income taxes and non-controlling interests	4,934	(180)	4,754	2,434	(392)	2,042
Income taxes	1,681	(72)	1,609	907	(157)	750
Income before non-controlling interests	3,253	(108)	3,145	1,527	(235)	1,292
Less: net (loss) income attributable to non-controlling interests	(174)	—	(174)	2	—	2
Net income	$3,427	$(108)	$3,319	$1,525	$(235)	$1,290

Earnings per share:
Basic	$0.17	$(0.01)	$0.16	$0.07	$(0.01)	$0.06
Diluted	$0.16	$(0.01)	$0.15	$0.07	$(0.01)	$0.06
Weighted average common shares outstanding:
Basic	20,464,592		20,464,592	20,510,254		20,510,254
Diluted	21,668,333		21,668,333	21,592,418		21,592,418

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues:
Service and administrative fees	$10,125	$16,831	$26,956	$10,159	$15,036	$25,195
Brokerage commissions and fees	8,611	—	8,611	8,710	—	8,710
Ceding commission	7,027	—	7,027	8,067	—	8,067
Net investment income	801	—	801	732	—	732
Net realized investment gains	1,196	—	1,196	1,770	—	1,770
Net earned premium	28,673	—	28,673	30,857	—	30,857
Other income	18	—	18	32	—	32
Total revenues	56,451	16,831	73,282	60,327	15,036	75,363

Expenses:
Net losses and loss adjustment expenses	9,714	—	9,714	9,611	—	9,611
Member benefit claims	—	945	945	—	1,288	1,288
Commissions	17,926	16,011	33,937	20,465	13,883	34,348
Personnel costs	10,945	—	10,945	11,182	—	11,182
Other operating expenses	7,267	—	7,267	7,361	—	7,361
Depreciation and amortization	886	—	886	794	—	794
Amortization of intangibles	998	—	998	1,524	—	1,524
Interest expense	1,906	—	1,906	1,779	—	1,779
Loss on sale of subsidiary	477	—	477	—	—	—
Total expenses	50,119	16,956	67,075	52,716	15,171	67,887
Income before income taxes and non-controlling interests	6,332	(125)	6,207	7,611	(135)	7,476
Income taxes	2,259	(50)	2,209	2,626	(54)	2,572
Income before non-controlling interests	4,073	(75)	3,998	4,985	(81)	4,904
Less: net income attributable to non-controlling interests	1	—	1	1	—	1
Net income	$4,072	$(75)	$3,997	$4,984	$(81)	$4,903

Earnings per share:
Basic	$0.20	$—	$0.20	$0.24	$—	$0.24
Diluted	$0.19	$—	$0.19	$0.24	$—	$0.24
Weighted average common shares outstanding:
Basic	20,404,441		20,404,441	20,343,038		20,343,038
Diluted	21,214,365		21,214,365	20,955,690		20,955,690

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			June 30, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues:
Service and administrative fees	$7,975	$—	$7,975	$8,843	$3,082	$11,925
Brokerage commissions and fees	6,730	—	6,730	6,404	—	6,404
Ceding commission	6,624	—	6,624	6,389	—	6,389
Net investment income	948	—	948	986	—	986
Net realized investment gains	2	—	2	47	—	47
Net earned premium	28,493	—	28,493	26,669	—	26,669
Other income	81	—	81	45	—	45
Total revenues	50,853	—	50,853	49,383	3,082	52,465

Expenses:
Net losses and loss adjustment expenses	8,777	—	8,777	7,316	—	7,316
Member benefit claims	—	—	—	—	(23)	(23)
Commissions	19,349	—	19,349	17,850	3,105	20,955
Personnel costs	9,081	—	9,081	9,332	—	9,332
Other operating expenses	5,136	656	5,792	5,891	167	6,058
Depreciation and amortization	275	—	275	284	—	284
Amortization of intangibles	779	—	779	779	—	779
Interest expense	1,891	—	1,891	1,985	—	1,985
Total expenses	45,288	656	45,944	43,437	3,249	46,686
Income before income taxes and non-controlling interests	5,565	(656)	4,909	5,946	(167)	5,779
Income taxes	2,076	(230)	1,846	2,220	(58)	2,162
Income before non-controlling interests	3,489	(426)	3,063	3,726	(109)	3,617
Less: net income (loss) attributable to non-controlling interests	15	—	15	(46)	—	(46)
Net income	$3,474	$(426)	$3,048	$3,772	$(109)	$3,663

Earnings per share:
Basic	$0.22	$(0.03)	$0.19	$0.24	$(0.01)	$0.23
Diluted	$0.21	$(0.03)	$0.18	$0.22	$(0.01)	$0.21
Weighted average common shares outstanding:
Basic	15,742,336		15,742,336	15,742,336		15,742,336
Diluted	16,941,372		16,941,372	17,040,432		17,040,432

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			December 31, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	Adoption of ASU 2010-26	As Restated
Revenues:
Service and administrative fees	$9,229	$8,738	$17,967	$8,098	$10,289	$—	$18,387
Brokerage commissions and fees	6,034	—	6,034	5,452	—	—	5,452
Ceding commission	9,455	—	9,455	6,299	—	—	6,299
Net investment income	865	—	865	1,274	—	—	1,274
Net realized investment gains	107	—	107	494	—	—	494
Net earned premium	28,255	—	28,255	28,388	—	—	28,388
Other income	(6)	—	(6)	110	—	—	110
Total revenues	53,939	8,738	62,677	50,115	10,289	—	60,404

Expenses:
Net losses and loss adjustment expenses	10,993	—	10,993	8,949	—	—	8,949
Member benefit claims	—	211	211	—	278	—	278
Commissions	16,432	8,527	24,959	17,372	10,011	—	27,383
Personnel costs	9,526	—	9,526	8,422	—	—	8,422
Other operating expenses	6,500	125	6,625	5,346	—	605	5,951
Depreciation and amortization	431	—	431	406	—	—	406
Amortization of intangibles	788	—	788	886	—	—	886
Interest expense	2,246	—	2,246	2,342	—	—	2,342
Total expenses	46,916	8,863	55,779	43,723	10,289	605	54,617
Income before income taxes and non-controlling interests	7,023	(125)	6,898	6,392	—	(605)	5,787
Income taxes	2,576	(44)	2,532	1,831	—	(212)	1,619
Income before non-controlling interests	4,447	(81)	4,366	4,561	—	(393)	4,168
Less: net income attributable to non-controlling interests	—	—	—	51	—	—	51
Net income	$4,447	$(81)	$4,366	$4,510	$—	$(393)	$4,117

Earnings per share:
Basic	$0.28	$—	$0.28	$0.27	$—	$(0.02)	$0.25
Diluted	$0.26	$—	$0.26	$0.25	$—	$(0.02)	$0.23
Weighted average common shares outstanding:
Basic	15,742,336		15,742,336	16,483,626	16,483,626	16,483,626	16,483,626
Diluted	17,057,157		17,057,157	17,703,334	17,703,334	17,703,334	17,703,334

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

29. Quarterly Segment Results - Restated (Unaudited)

The following tables present the Company's restated quarterly Segment Results for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012 and for the quarters ending March 31, June 30, September 30, and December 31, 2011 and 2010, respectively.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,632	$13,171	$17,803	$4,567	$12,392	$16,959
Ceding commission	7,064	—	7,064	7,210	—	7,210
Net investment income	743	—	743	732	—	732
Net realized investment (losses) gains	(3)	—	(3)	13	—	13
Other income	72	—	72	48	—	48
Net earned premium	31,972	—	31,972	31,905	—	31,905
Net losses and loss adjustment expenses	(11,266)	—	(11,266)	(9,576)	—	(9,576)
Member benefit claims	—	(1,303)	(1,303)	—	(1,098)	(1,098)
Commissions	(20,039)	(11,949)	(31,988)	(19,892)	(11,390)	(31,282)
Total Payment Protection Net Revenue	13,175	(81)	13,094	15,007	(96)	14,911
BPO	4,205	—	4,205	4,409	—	4,409
Brokerage
Brokerage commissions and fees	9,520	—	9,520	9,364	—	9,364
Service and administrative fees	503	—	503	418	—	418
Total Brokerage	10,023	—	10,023	9,782	—	9,782
Total segment net revenue	27,403	(81)	27,322	29,198	(96)	29,102

Operating Expenses
Payment Protection	7,913	—	7,913	8,729	—	8,729
BPO	3,133	—	3,133	3,351	—	3,351
Brokerage	7,085	—	7,085	7,224	—	7,224
Total operating expenses	18,131	—	18,131	19,304	—	19,304

EBITDA
Payment Protection	5,262	(81)	5,181	6,278	(96)	6,182
BPO	1,072	—	1,072	1,058	—	1,058
Brokerage	2,938	—	2,938	2,558	—	2,558
Total EBITDA	9,272	(81)	9,191	9,894	(96)	9,798

Depreciation and Amortization
Payment Protection	849	—	849	865	—	865
BPO	503	—	503	498	—	498
Brokerage	868	—	868	778	—	778
Total depreciation and amortization	2,220	—	2,220	2,141	—	2,141

Interest Expense
Payment Protection	1,012	—	1,012	971	—	971
BPO	267	—	267	259	—	259
Brokerage	373	—	373	360	—	360
Total interest expense	1,652	—	1,652	1,590	—	1,590

Income before income taxes and non-controlling interests
Payment Protection	3,401	(81)	3,320	4,442	(96)	4,346
BPO	302	—	302	301	—	301
Brokerage	1,697	—	1,697	1,420	—	1,420

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Total income before income taxes and non-controlling interests	5,400	(81)	5,319	6,163	(96)	6,067
Income taxes	1,919	(32)	1,887	2,146	(38)	2,108
Less: net income attributable to non-controlling interests	18	—	18	15	—	15
Net income	$3,463	$(49)	$3,414	$4,002	$(58)	$3,944

	For the Three Months Ended
	September 30, 2012
	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,677	$12,842	$17,519
Ceding commission	11,122	—	11,122
Net investment income	744	—	744
Net realized investment (losses)	(16)	—	(16)
Other income	52	—	52
Net earned premium	33,893	—	33,893
Net losses and loss adjustment expenses	(11,430)	—	(11,430)
Member benefit claims	—	(1,157)	(1,157)
Commissions	(21,548)	(11,829)	(33,377)
Total Payment Protection Net Revenue	17,494	(144)	17,350
BPO	4,951	—	4,951
Brokerage
Brokerage commissions and fees	8,411	—	8,411
Service and administrative fees	428	—	428
Total Brokerage	8,839	—	8,839
Total segment net revenue	31,284	(144)	31,140

Operating Expenses
Payment Protection	9,563	—	9,563
BPO	3,836	—	3,836
Brokerage	7,268	—	7,268
Total operating expenses	20,667	—	20,667

EBITDA
Payment Protection	7,931	(144)	7,787
BPO	1,115	—	1,115
Brokerage	1,571	—	1,571
Total EBITDA	10,617	(144)	10,473

Depreciation and Amortization
Payment Protection	863	—	863
BPO	494	—	494
Brokerage	641	—	641
Total depreciation and amortization	1,998	—	1,998

Interest Expense
Payment Protection	1,359	—	1,359
BPO	294	—	294
Brokerage	372	—	372

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended
	September 30, 2012
	As Previously Reported	Adjustment	As Restated
Total interest expense	2,025	—	2,025

Income before income taxes and non-controlling interests
Payment Protection	5,709	(144)	5,565
BPO	327	—	327
Brokerage	558	—	558
Total income before income taxes and non-controlling interests	6,594	(144)	6,450
Income taxes	2,455	(58)	2,397
Less: net income attributable to non-controlling interests	29	—	29
Net income	$4,110	$(86)	$4,024

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			June 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$4,528	$12,076	$16,604	$4,481	$12,321	$16,802
Ceding commission	8,158	—	8,158	6,243	—	6,243
Net investment income	941	—	941	894	—	894
Net realized investment gains	95	—	95	1,132	—	1,132
Other income	82	—	82	38	—	38
Net earned premium	28,437	—	28,437	27,536	—	27,536
Net losses and loss adjustment expenses	(9,373)	—	(9,373)	(9,251)	—	(9,251)
Member benefit claims	—	(867)	(867)	—	(1,309)	(1,309)
Commissions	(18,517)	(11,389)	(29,906)	(17,323)	(11,404)	(28,727)
Total Payment Protection Net Revenue	14,351	(180)	14,171	13,750	(392)	13,358
BPO	3,564	—	3,564	3,691	—	3,691
Brokerage
Brokerage commissions and fees	7,867	—	7,867	9,208	—	9,208
Service and administrative fees	1,024	—	1,024	628	—	628
Total Brokerage	8,891	—	8,891	9,836	—	9,836
Total segment net revenue	26,806	(180)	26,626	27,277	(392)	26,885

Operating Expenses
Payment Protection	8,768	—	8,768	8,644	—	8,644
BPO	2,619	—	2,619	2,828	—	2,828
Brokerage	6,819	—	6,819	7,527	—	7,527
Corporate	—	—	—	1,727	—	1,727
Total operating expenses	18,206	—	18,206	20,726	—	20,726

EBITDA
Payment Protection	5,583	(180)	5,403	5,106	(392)	4,714
BPO	945	—	945	863	—	863
Brokerage	2,072	—	2,072	2,309	—	2,309
Corporate	—	—	—	(1,727)	—	(1,727)
Total EBITDA	8,600	(180)	8,420	6,551	(392)	6,159

Depreciation and Amortization

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			June 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Payment Protection	953	—	953	1,324	—	1,324
BPO	240	—	240	277	—	277
Brokerage	442	—	442	591	—	591
Total depreciation and amortization	1,635	—	1,635	2,192	—	2,192

Interest Expense
Payment Protection	1,526	—	1,526	1,043	—	1,043
BPO	63	—	63	99	—	99
Brokerage	442	—	442	783	—	783
Total interest expense	2,031	—	2,031	1,925	—	1,925

Income before income taxes and non-controlling interests
Payment Protection	3,104	(180)	2,924	2,739	(392)	2,347
BPO	642	—	642	487	—	487
Brokerage	1,188	—	1,188	935	—	935
Corporate	—	—	—	(1,727)	—	(1,727)
Total income before income taxes and non-controlling interests	4,934	(180)	4,754	2,434	(392)	2,042
Income taxes	1,681	(72)	1,609	907	(157)	750
Less: net (loss) income attributable to non-controlling interests	(174)	—	(174)	2	—	2
Net income	$3,427	$(108)	$3,319	$1,525	$(235)	$1,290

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$5,695	$16,831	$22,526	$5,276	$15,036	$20,312
Ceding commission	7,027	—	7,027	8,067	—	8,067
Net investment income	801	—	801	732	—	732
Net realized investment gains (losses)	1,196	—	1,196	1,770	—	1,770
Other income	18	—	18	32	—	32
Net earned premium	28,673	—	28,673	30,857	—	30,857
Net losses and loss adjustment expenses	(9,714)	—	(9,714)	(9,611)	—	(9,611)
Member benefit claims	—	(945)	(945)	—	(1,288)	(1,288)
Commissions	(17,926)	(16,011)	(33,937)	(20,465)	(13,883)	(34,348)
Total Payment Protection Net Revenue	15,770	(125)	15,645	16,658	(135)	16,523
BPO	3,833	—	3,833	4,496	—	4,496
Brokerage
Brokerage commissions and fees	8,611	—	8,611	8,710	—	8,710
Service and administrative fees	597	—	597	387	—	387
Total Brokerage	9,208	—	9,208	9,097	—	9,097
Total segment net revenue	28,811	(125)	28,686	30,251	(135)	30,116

Operating Expenses
Payment Protection	8,445	—	8,445	7,657	—	7,657
BPO	2,717	—	2,717	3,434	—	3,434
Brokerage (1)	7,491	—	7,491	7,452	—	7,452

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Corporate	36	—	36	—	—	—
Total operating expenses	18,689	—	18,689	18,543	—	18,543

EBITDA
Payment Protection	7,325	(125)	7,200	9,001	(135)	8,866
BPO	1,116	—	1,116	1,062	—	1,062
Brokerage (1)	1,717	—	1,717	1,645	—	1,645
Corporate	(36)	—	(36)	—	—	—
Total EBITDA	10,122	(125)	9,997	11,708	(135)	11,573

Depreciation and Amortization
Payment Protection	927	—	927	1,001	—	1,001
BPO	307	—	307	300	—	300
Brokerage	650	—	650	1,017	—	1,017
Total depreciation and amortization	1,884	—	1,884	2,318	—	2,318

Interest Expense
Payment Protection	1,053	—	1,053	1,027	—	1,027
BPO	96	—	96	161	—	161
Brokerage	757	—	757	591	—	591
Total interest expense	1,906	—	1,906	1,779	—	1,779

Income before income taxes and non-controlling interests
Payment Protection	5,345	(125)	5,220	6,973	(135)	6,838
BPO	713	—	713	601	—	601
Brokerage (1)	310	—	310	37	—	37
Corporate	(36)	—	(36)	—	—	—
Total income before income taxes and non-controlling interests	6,332	(125)	6,207	7,611	(135)	7,476
Income taxes	2,259	(50)	2,209	2,626	(54)	2,572
Less: net income attributable to non-controlling interests	1	—	1	1	—	1
Net income	$4,072	$(75)	$3,997	$4,984	$(81)	$4,903
(1) - Includes loss on sale of subsidiary of $477 for the three months ended September 30, 2011.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			June 30, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$1,881	$—	$1,881	$3,240	$3,082	$6,322
Ceding commission	6,624	—	6,624	6,389	—	6,389
Net investment income	948	—	948	986	—	986
Net realized investment gains	2	—	2	47	—	47
Other income	81	—	81	45	—	45
Net earned premium	28,493	—	28,493	26,669	—	26,669
Net losses and loss adjustment expenses	(8,777)	—	(8,777)	(7,316)	—	(7,316)
Member benefit claims	—	—	—	—	23	23

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			June 30, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Commissions	(19,349)	—	(19,349)	(17,850)	(3,105)	(20,955)
Total Payment Protection Net Revenue	9,903	—	9,903	12,210	—	12,210
BPO	4,563	—	4,563	4,327	—	4,327
Brokerage
Brokerage commissions and fees	6,730	—	6,730	6,404	—	6,404
Service and administrative fees	1,531	—	1,531	1,276	—	1,276
Total Brokerage	8,261	—	8,261	7,680	—	7,680
Total segment net revenue	22,727	—	22,727	24,217	—	24,217

Operating Expenses
Payment Protection	5,094	656	5,750	6,191	167	6,358
BPO	2,774	—	2,774	2,635	—	2,635
Brokerage (1)	6,119	—	6,119	5,785	—	5,785
Corporate	230	—	230	612	—	612
Total operating expenses	14,217	656	14,873	15,223	167	15,390

EBITDA
Payment Protection	4,809	(656)	4,153	6,019	(167)	5,852
BPO	1,789	—	1,789	1,692	—	1,692
Brokerage	2,142	—	2,142	1,895	—	1,895
Corporate	(230)	—	(230)	(612)	—	(612)
Total EBITDA	8,510	(656)	7,854	8,994	(167)	8,827

Depreciation and Amortization
Payment Protection	470	—	470	585	—	585
BPO	174	—	174	80	—	80
Brokerage	410	—	410	398	—	398
Total depreciation and amortization	1,054	—	1,054	1,063	—	1,063

Interest Expense
Payment Protection	1,661	—	1,661	1,704	—	1,704
BPO	106	—	106	92	—	92
Brokerage	124	—	124	189	—	189
Total interest expense	1,891	—	1,891	1,985	—	1,985

Income before income taxes and non-controlling interests
Payment Protection	2,678	(656)	2,022	3,730	(167)	3,563
BPO	1,509	—	1,509	1,520	—	1,520
Brokerage	1,608	—	1,608	1,308	—	1,308
Corporate	(230)	—	(230)	(612)	—	(612)
Total income before income taxes and non-controlling interests	5,565	(656)	4,909	5,946	(167)	5,779
Income taxes	2,076	(230)	1,846	2,220	(58)	2,162
Less: net income (loss) attributable to non-controlling interests	15	—	15	(46)	—	(46)
Net income	$3,474	$(426)	$3,048	$3,772	$(109)	$3,663

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			December 31, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection
Service and administrative fees	$3,390	$8,738	$12,128	$3,948	$10,289	$14,237
Ceding commission	9,455	—	9,455	6,299	—	6,299
Net investment income	865	—	865	1,274	—	1,274
Net realized investment gains	107	—	107	494	—	494
Other income	(6)	—	(6)	110	—	110
Net earned premium	28,255	—	28,255	28,388	—	28,388
Net losses and loss adjustment expenses	(10,993)	—	(10,993)	(8,949)	—	(8,949)
Member benefit claims	—	(211)	(211)	—	(278)	(278)
Commissions	(16,432)	(8,527)	(24,959)	(17,372)	(10,011)	(27,383)
Total Payment Protection Net Revenue	14,641	—	14,641	14,192	—	14,192
BPO	4,715	—	4,715	3,464	—	3,464
Brokerage
Brokerage commissions and fees	6,034	—	6,034	5,452	—	5,452
Service and administrative fees	1,124	—	1,124	686	—	686
Total Brokerage	7,158	—	7,158	6,138	—	6,138
Total segment net revenue	26,514	—	26,514	23,794	—	23,794

Operating Expenses
Payment Protection	6,435	125	6,560	5,853	605	6,458
BPO	2,588	—	2,588	2,005	—	2,005
Brokerage	5,783	—	5,783	5,842	—	5,842
Corporate	1,220	—	1,220	68	—	68
Total operating expenses	16,026	125	16,151	13,768	605	14,373

EBITDA
Payment Protection	8,206	(125)	8,081	8,339	(605)	7,734
BPO	2,127	—	2,127	1,459	—	1,459
Brokerage	1,375	—	1,375	296	—	296
Corporate	(1,220)	—	(1,220)	(68)	—	(68)
Total EBITDA	10,488	(125)	10,363	10,026	(605)	9,421

Depreciation and Amortization
Payment Protection	327	—	327	970	—	970
BPO	457	—	457	(113)	—	(113)
Brokerage	435	—	435	435	—	435
Total depreciation and amortization	1,219	—	1,219	1,292	—	1,292

Interest Expense
Payment Protection	1,873	—	1,873	1,959	—	1,959
BPO	126	—	126	109	—	109
Brokerage	247	—	247	274	—	274
Total interest expense	2,246	—	2,246	2,342	—	2,342

Income before income taxes and non-controlling interests
Payment Protection	6,006	(125)	5,881	5,410	(605)	4,805
BPO	1,544	—	1,544	1,463	—	1,463
Brokerage	693	—	693	(413)	—	(413)
Corporate	(1,220)	—	(1,220)	(68)	—	(68)
Total income before income taxes and non-controlling interests	7,023	(125)	6,898	6,392	(605)	5,787
Income taxes	2,576	(44)	2,532	1,831	(212)	1,619

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			December 31, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Less: net income attributable to non-controlling interests	—	—	—	51	—	51
Net income	$4,447	$(81)	$4,366	$4,510	$(393)	$4,117

The following table reconciles the restated segment information to the Company's Consolidated Statements of Income and provides a summary of other key financial information for each segment, as restated, for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012 and for the quarters ending March 31, June 30, September 30, and December 31, 2011 and 2010, respectively.

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection	$13,175	$(81)	$13,094	$15,007	$(96)	$14,911
BPO	4,205	—	4,205	4,409	—	4,409
Brokerage	10,023	—	10,023	9,782	—	9,782
Segment net revenues	27,403	(81)	27,322	29,198	(96)	29,102
Net losses and loss adjustment expenses	11,266	—	11,266	9,576	—	9,576
Member benefit claims	—	1,303	1,303	—	1,098	1,098
Commissions	20,039	11,949	31,988	19,892	11,390	31,282
Total segment revenue	58,708	13,171	71,879	58,666	12,392	71,058

Operating Expenses
Payment Protection	7,913	—	7,913	8,729	—	8,729
BPO	3,133	—	3,133	3,351	—	3,351
Brokerage	7,085	—	7,085	7,224	—	7,224
Total operating expenses	18,131	—	18,131	19,304	—	19,304
Net losses and loss adjustment expenses	11,266	—	11,266	9,576	—	9,576
Member benefit claims	—	1,303	1,303	—	1,098	1,098
Commissions	20,039	11,949	31,988	19,892	11,390	31,282
Total operating expenses before depreciation, amortization and interest expense	49,436	13,252	62,688	48,772	12,488	61,260

EBITDA
Payment Protection	5,262	(81)	5,181	6,278	(96)	6,182
BPO	1,072	—	1,072	1,058	—	1,058
Brokerage	2,938	—	2,938	2,558	—	2,558
Total EBITDA	9,272	(81)	9,191	9,894	(96)	9,798

Depreciation and amortization
Payment Protection	849	—	849	865	—	865
BPO	503	—	503	498	—	498
Brokerage	868	—	868	778	—	778
Total depreciation and amortization	2,220	—	2,220	2,141	—	2,141

Interest Expense
Payment Protection	1,012	—	1,012	971	—	971
BPO	267	—	267	259	—	259
Brokerage	373	—	373	360	—	360
Total interest expense	1,652	—	1,652	1,590	—	1,590

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			June 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Income (loss) before income taxes and non-controlling interests
Payment Protection	3,401	(81)	3,320	4,442	(96)	4,346
BPO	302	—	302	301	—	301
Brokerage	1,697	—	1,697	1,420	—	1,420
Corporate	—	—	—	—	—	—
Total income before income taxes and non-controlling interests	5,400	(81)	5,319	6,163	(96)	6,067
Income taxes	1,919	(32)	1,887	2,146	(38)	2,108
Less: net income attributable to non-controlling interests	18	—	18	15	—	15
Net income	$3,463	$(49)	3,414	$4,002	$(58)	$3,944

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended
	September 30, 2012
	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection	$17,494	$(144)	$17,350
BPO	4,951	—	4,951
Brokerage	8,839	—	8,839
Segment net revenues	31,284	(144)	31,140
Net losses and loss adjustment expenses	11,430	—	11,430
Member benefit claims	—	1,157	1,157
Commissions	21,548	11,829	33,377
Total segment revenue	64,262	12,842	77,104

Operating Expenses
Payment Protection	9,563	—	9,563
BPO	3,836	—	3,836
Brokerage	7,268	—	7,268
Total operating expenses	20,667	—	20,667
Net losses and loss adjustment expenses	11,430	—	11,430
Member benefit claims	—	1,157	1,157
Commissions	21,548	11,829	33,377
Total operating expenses before depreciation, amortization and interest expense	53,645	12,986	66,631

EBITDA
Payment Protection	7,931	(144)	7,787
BPO	1,115	—	1,115
Brokerage	1,571	—	1,571
Total EBITDA	10,617	(144)	10,473

Depreciation and amortization
Payment Protection	863	—	863
BPO	494	—	494
Brokerage	641	—	641

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended
	September 30, 2012
	As Previously Reported	Adjustment	As Restated
Corporate	—	—	—
Total depreciation and amortization	1,998	—	1,998

Interest Expense
Payment Protection	1,359	—	1,359
BPO	294	—	294
Brokerage	372	—	372
Total interest expense	2,025	—	2,025

Income (loss) before income taxes and non-controlling interests
Payment Protection	5,709	(144)	5,565
BPO	327	—	327
Brokerage	558	—	558
Total income before income taxes and non-controlling interests	6,594	(144)	6,450
Income taxes	2,455	(58)	2,397
Less: net income attributable to non-controlling interests	29	—	29
Net income	$4,110	$(86)	4,024

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			June 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection	$14,351	$(180)	$14,171	$13,750	$(392)	$13,358
BPO	3,564	—	3,564	3,691	—	3,691
Brokerage	8,891	—	8,891	9,836	—	9,836
Segment net revenues	26,806	(180)	26,626	27,277	(392)	26,885
Net losses and loss adjustment expenses	9,373	—	9,373	9,251	—	9,251
Member benefit claims	—	867	867	—	1,309	1,309
Commissions	18,517	11,389	29,906	17,323	11,404	28,727
Total segment revenue	54,696	12,076	66,772	53,851	12,321	66,172

Operating Expenses
Payment Protection	8,768	—	8,768	8,644	—	8,644
BPO	2,619	—	2,619	2,828	—	2,828
Brokerage	6,819	—	6,819	7,527	—	7,527
Corporate	—	—	—	1,727	—	1,727
Total operating expenses	18,206	—	18,206	20,726	—	20,726
Net losses and loss adjustment expenses	9,373	—	9,373	9,251	—	9,251
Member benefit claims	—	867	867	—	1,309	1,309
Commissions	18,517	11,389	29,906	17,323	11,404	28,727
Total operating expenses before depreciation, amortization and interest expense	46,096	12,256	58,352	47,300	12,713	60,013

EBITDA
Payment Protection	5,583	(180)	5,403	5,106	(392)	4,714

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			June 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
BPO	945	—	945	863	—	863
Brokerage	2,072	—	2,072	2,309	—	2,309
Corporate	—	—	—	(1,727)	—	(1,727)
Total EBITDA	8,600	(180)	8,420	6,551	(392)	6,159

Depreciation and amortization
Payment Protection	953	—	953	1,324	—	1,324
BPO	240	—	240	277	—	277
Brokerage	442	—	442	591	—	591
Total depreciation and amortization	1,635	—	1,635	2,192	—	2,192

Interest Expense
Payment Protection	1,526	—	1,526	1,043	—	1,043
BPO	63	—	63	99	—	99
Brokerage	442	—	442	783	—	783
Total interest expense	2,031	—	2,031	1,925	—	1,925

Income (loss) before income taxes and non-controlling interests
Payment Protection	3,104	(180)	2,924	2,739	(392)	2,347
BPO	642	—	642	487	—	487
Brokerage	1,188	—	1,188	935	—	935
Corporate	—	—	—	(1,727)	—	(1,727)
Total income before income taxes and non-controlling interests	4,934	(180)	4,754	2,434	(392)	2,042
Income taxes	1,681	(72)	1,609	907	(157)	750
Less: net (loss) income attributable to non-controlling interests	(174)	—	(174)	2	—	2
Net income	$3,427	$(108)	3,319	$1,525	$(235)	$1,290

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection	$15,770	$(125)	$15,645	$16,658	$(135)	$16,523
BPO	3,833	—	3,833	4,496	—	4,496
Brokerage	9,208	—	9,208	9,097	—	9,097
Corporate	—	—	—	—	—	—
Segment net revenues	28,811	(125)	28,686	30,251	(135)	30,116
Net losses and loss adjustment expenses	9,714	—	9,714	9,611	—	9,611
Member benefit claims	—	945	945	—	1,288	1,288
Commissions	17,926	16,011	33,937	20,465	13,883	34,348
Total segment revenue	56,451	16,831	73,282	60,327	15,036	75,363

Operating Expenses
Payment Protection	8,445	—	8,445	7,657	—	7,657
BPO	2,717	—	2,717	3,434	—	3,434
Brokerage (1)	7,491	—	7,491	7,452	—	7,452
Corporate	36	—	36	—	—	—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			December 31, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Total operating expenses	18,689	—	18,689	18,543	—	18,543
Net losses and loss adjustment expenses	9,714	—	9,714	9,611	—	9,611
Member benefit claims	—	945	945	—	1,288	1,288
Commissions	17,926	16,011	33,937	20,465	13,883	34,348
Total operating expenses before depreciation, amortization and interest expense	46,329	16,956	63,285	48,619	15,171	63,790

EBITDA
Payment Protection	7,325	(125)	7,200	9,001	(135)	8,866
BPO	1,116	—	1,116	1,062	—	1,062
Brokerage (1)	1,717	—	1,717	1,645	—	1,645
Corporate	(36)	—	(36)	—	—	—
Total EBITDA	10,122	(125)	9,997	11,708	(135)	11,573

Depreciation and amortization
Payment Protection	927	—	927	1,001	—	1,001
BPO	307	—	307	300	—	300
Brokerage	650	—	650	1,017	—	1,017
Corporate	—	—	—	—	—	—
Total depreciation and amortization	1,884	—	1,884	2,318	—	2,318

Interest Expense
Payment Protection	1,053	—	1,053	1,027	—	1,027
BPO	96	—	96	161	—	161
Brokerage	757	—	757	591	—	591
Total interest expense	1,906	—	1,906	1,779	—	1,779

Income (loss) before income taxes and non-controlling interests
Payment Protection	5,345	(125)	5,220	6,973	(135)	6,838
BPO	713	—	713	601	—	601
Brokerage (1)	310	—	310	37	—	37
Corporate	(36)	—	(36)	—	—	—
Total income before income taxes and non-controlling interests	6,332	(125)	6,207	7,611	(135)	7,476
Income taxes	2,259	(50)	2,209	2,626	(54)	2,572
Less: net income attributable to non-controlling interests	1	—	1	1	—	1
Net income	$4,072	$(75)	3,997	$4,984	$(81)	$4,903

(1) - Includes loss on sale of subsidiary of $477 for the three months ended September 30, 2011.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			June 30, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection	$9,903	$—	$9,903	$12,210	$—	$12,210
BPO	4,563	—	4,563	4,327	—	4,327
Brokerage	8,261	—	8,261	7,680	—	7,680
Segment net revenues	22,727	—	22,727	24,217	—	24,217
Net losses and loss adjustment expenses	8,777	—	8,777	7,316	—	7,316
Member benefit claims	—	—	—	—	(23)	(23)
Commissions	19,349	—	19,349	17,850	3,105	20,955
Total segment revenue	50,853	—	50,853	49,383	3,082	52,465

Operating Expenses
Payment Protection	5,094	656	5,750	6,191	167	6,358
BPO	2,774	—	2,774	2,635	—	2,635
Brokerage	6,119	—	6,119	5,785	—	5,785
Corporate	230	—	230	612	—	612
Total operating expenses	14,217	656	14,873	15,223	167	15,390
Net losses and loss adjustment expenses	8,777	—	8,777	7,316	—	7,316
Member benefit claims	—	—	—	—	(23)	(23)
Commissions	19,349	—	19,349	17,850	3,105	20,955
Total operating expenses before depreciation, amortization and interest expense	42,343	656	42,999	40,389	3,249	43,638

EBITDA
Payment Protection	4,809	(656)	4,153	6,019	(167)	5,852
BPO	1,789	—	1,789	1,692	—	1,692
Brokerage	2,142	—	2,142	1,895	—	1,895
Corporate	(230)	—	(230)	(612)	—	(612)
Total EBITDA	8,510	(656)	7,854	8,994	(167)	8,827

Depreciation and amortization
Payment Protection	470	—	470	585	—	585
BPO	174	—	174	80	—	80
Brokerage	410	—	410	398	—	398
Total depreciation and amortization	1,054	—	1,054	1,063	—	1,063

Interest Expense
Payment Protection	1,661	—	1,661	1,704	—	1,704
BPO	106	—	106	92	—	92
Brokerage	124	—	124	189	—	189
Total interest expense	1,891	—	1,891	1,985	—	1,985

Income (loss) before income taxes and non-controlling interests
Payment Protection	2,678	(656)	2,022	3,730	(167)	3,563
BPO	1,509	—	1,509	1,520	—	1,520
Brokerage	1,608	—	1,608	1,308	—	1,308
Corporate	(230)	—	(230)	(612)	—	(612)
Total income before income taxes and non-controlling interests	5,565	(656)	4,909	5,946	(167)	5,779
Income taxes	2,076	(230)	1,846	2,220	(58)	2,162
Less: net income (loss) attributable to non-controlling interests	15	—	15	(46)	—	(46)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			June 30, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$3,474	$(426)	3,048	$3,772	$(109)	$3,663

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			December 31, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Segment Net Revenue
Payment Protection	$14,641	$—	$14,641	$14,192	$—	$14,192
BPO	4,715	—	4,715	3,464	—	3,464
Brokerage	7,158	—	7,158	6,138	—	6,138
Segment net revenues	26,514	—	26,514	23,794	—	23,794
Net losses and loss adjustment expenses	10,993	—	10,993	8,949	—	8,949
Member benefit claims	—	211	211	—	278	278
Commissions	16,432	8,527	24,959	17,372	10,011	27,383
Total segment revenue	53,939	8,738	62,677	50,115	10,289	60,404

Operating Expenses
Payment Protection	6,435	125	6,560	5,853	605	6,458
BPO	2,588	—	2,588	2,005	—	2,005
Brokerage	5,783	—	5,783	5,842	—	5,842
Corporate	1,220	—	1,220	68	—	68
Total operating expenses	16,026	125	16,151	13,768	605	14,373
Net losses and loss adjustment expenses	10,993	—	10,993	8,949	—	8,949
Member benefit claims	—	211	211	—	278	278
Commissions	16,432	8,527	24,959	17,372	10,011	27,383
Total operating expenses before depreciation, amortization and interest expense	43,451	8,863	52,314	40,089	10,894	50,983

EBITDA
Payment Protection	8,206	(125)	8,081	8,339	(605)	7,734
BPO	2,127	—	2,127	1,459	—	1,459
Brokerage	1,375	—	1,375	296	—	296
Corporate	(1,220)	—	(1,220)	(68)	—	(68)
Total EBITDA	10,488	(125)	10,363	10,026	(605)	9,421

Depreciation and amortization
Payment Protection	327	—	327	970	—	970
BPO	457	—	457	(113)	—	(113)
Brokerage	435	—	435	435	—	435
Total depreciation and amortization	1,219	—	1,219	1,292	—	1,292

Interest Expense
Payment Protection	1,873	—	1,873	1,959	—	1,959
BPO	126	—	126	109	—	109
Brokerage	247	—	247	274	—	274
Total interest expense	2,246	—	2,246	2,342	—	2,342

Income (loss) before income taxes and non-controlling interests
Payment Protection	6,006	(125)	5,881	5,410	(605)	4,805

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			December 31, 2010
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
BPO	1,544	—	1,544	1,463	—	1,463
Brokerage	693	—	693	(413)	—	(413)
Corporate	(1,220)	—	(1,220)	(68)	—	(68)
Total income before income taxes and non-controlling interests	7,023	(125)	6,898	6,392	(605)	5,787
Income taxes	2,576	(44)	2,532	1,831	(212)	1,619
Less: net income attributable to non-controlling interests	—	—	—	51	—	51
Net income	$4,447	$(81)	4,366	$4,510	$(393)	$4,117

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2012. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due to material weaknesses in internal control over financial reporting described below.
Material Weakness Related to Revenue Recognition of Motor Clubs Division
The Company filed a Current Report on Form 8-K on March 28, 2013, disclosing that certain previously issued financial statements would be restated in this Annual Report on Form 10-K to correct errors in the reporting of revenue, member benefit claims and commissions of our Motor Clubs division. Specifically, we identified errors and a related control deficiency regarding our interpretation of FASB Accounting Standards Codification No. 605 concerning Revenue Recognition (“ASC 605”). The Company determined that, to be consistent with ASC 605, the revenue generated by the Company's Motor Clubs division should be reported on a gross basis with the corresponding gross expenses restated in the expense section of the Consolidated Statements of Income in the line items, member benefit claims and commissions. Historically, these revenues were presented on a net basis in service and administrative fees on the Consolidated Statements of Income. Additionally, through its review of Motor Clubs revenue recognition, the Company recorded an immaterial correction of an error related to the deferral of revenue and commissions for certain products of the Motor Clubs division. The effects of these errors in revenue presentation and revenue recognition were immaterial to net income, but the corrections for the change in presentation in the Consolidated Statements of Income were material to individual line items, and management therefore concluded that the control deficiency represented a material weakness in the Company's internal control over financial reporting.
Material Weakness Related to Reporting of Commissions of the Company's Payment Protection Segment
Management also identified a deficiency in internal control over financial reporting related to the reporting of retrospective commissions in the Company's Payment Protection segment and the documentation supporting estimation processes and related accrual balances. This deficiency did not result in any accounting errors for retrospective commissions in prior periods. Despite the accuracy of our accounting for retrospective commissions, the associated internal controls over financial reporting were deemed inadequate to prevent or detect material errors in retrospective commission accruals. Management concluded that this control deficiency represented a material weakness in internal control over financial reporting due to the significance of those accruals.

Plan of Remediation of Material Weaknesses
Management has established new workflows, documentary evidence and review procedures to better support the retrospective commission accrual estimates and facilitate effective validation of the amounts recorded. Management has also reinforced with the corporate and business unit accounting groups the requirement to continuously evaluate accounting determinations as circumstances change within the business, particularly when new entities or new types of transactions must be accounted for.

Further, management has reassigned accounting personnel to strengthen financial control of the affected areas, filled open positions and added accounting resources in recent months. Management will continue to evaluate the adequacy of staffing and the effectiveness of the organizational structure with respect to accounting and reporting procedures and related internal controls over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management's evaluation of the effectiveness of the Company's internal control over financial reporting excluded ProtectCELL and 4Warranty, which were both acquired on December 31, 2012. The assets of ProtectCELL and 4Warranty are included in the Consolidated Balance Sheets at December 31, 2012. ProtectCELL and 4Warranty contributed approximately 9.1% and 0.4% of total assets at December 31, 2012, respectively, and did not contribute any revenues or net income for the year ended December 31, 2012. Management will include the internal controls of ProtectCELL and 4Warranty in management's assessment of the effectiveness of the Company's internal control over financial reporting for the year ending December 31, 2013.

Because of the material weaknesses in internal control over financial reporting described above, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Johnson Lambert LLP, the Company's independent registered public accounting firm, as stated in their report that appears below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the change resulting from the plan of remediation described above.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Chief Executive Officer and Chief Financial Officer Certifications
Exhibits 31.1 and 31.2 are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The "Evaluation of Disclosure Controls and Procedures" in this Item 9A is the Evaluation referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Fortegra Financial Corporation
We have audited Fortegra Financial Corporation's ("the Company") internal control over financial reporting as December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Annual Report on Internal Control over Financial Reporting, the Company has excluded ProtectCELL ("PC") and 4Warranty Corporation ("4WC") from its assessment of internal control over financial reporting as of December 31, 2012, because both were acquired by the Company on December 31, 2012. Accordingly, our audit of internal control over financial reporting did not include PC and 4WC. PC and 4WC contributed approximately 9.1% and 0.4% of total assets at December 31, 2012, respectively, and did not contribute any revenues or net income for the year ended December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to the Company's reporting of revenue, member benefit claims, and commissions of its Motor Clubs division and reporting of retrospective commissions in its Payment Protection segment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2012 and this report does not affect our report dated March 29, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Fortegra Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
/s/ Johnson Lambert LLP
Jacksonville, Florida
March 29, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012 and is incorporated by reference herein.

Code of Ethics
Fortegra has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including Fortegra's Chief Executive Officer, Chief Financial Officer and other Senior officers. Fortegra's "Code of Ethics for the CEO, CFO and Senior Officers" can be found posted on our website at www.fortegra.com in the "Investor Relations" section under "Corporate Governance" then click the subsection "Governance Documents." Within the time period required by the SEC and the NYSE, we intend to post on our website any amendment to or waiver of our Code of Business Conduct and Ethics.

Upon written request of any stockholder of record on December 31, 2012, Fortegra will provide, without charge, a printed copy of its "Code of Ethics for the CEO, CFO and Senior Officers." To obtain a copy, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL, 32256 or call (866)-961-9529.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012 and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:
The following Consolidated Financial Statements of Fortegra Financial Corporation and subsidiaries are included in this report:

(a)	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements.
(b)	Consolidated Balance Sheets as of December 31, 2012 and 2011(Restated).
(c)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 (Restated) and 2010 (Restated).
(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 (Restated) and 2010 (Restated).
(e)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011(Restated) and 2010(Restated).
(f)	Consolidated Statements of Cash Flows the years ended December 31, 2012, 2011(Restated) and 2010 (Restated).
(g)	Notes to Consolidated Financial Statements.

(a)2. Consolidated Financial Statement Schedules
The following financial statement schedule is attached hereto:
Schedule II - Condensed Financial Information of the Registrant

* All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the Notes thereto.
Schedule II — Condensed Financial Information of Registrant

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands)	Years Ended December 31,
	2012	2011	2010
Revenues		As Restated	As Restated
Management fee from subsidiaries*	$—	$—	$—
Net investment income	290	298	307
Other income	—	—	—
Total net revenue	290	298	307
Expenses
Personnel costs*	—	—	—
Other operating expenses	1,036	558	598
Interest expense	210	1,062	904
Total expenses	1,246	1,620	1,502
Income before interest and income taxes interest	(956)	(1,322)	(1,195)
Income taxes	(335)	(357)	(287)
Income before equity in net income in subsidiaries	(621)	(965)	(908)
Equity in net income of subsidiaries*	15,786	14,474	16,102
Net income	$15,165	$13,509	$15,194
* Eliminated in consolidation

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All Amounts in Thousands)	December 31,
	2012	2011
Assets:		As Restated
Investment in subsidiaries *	$120,406	$102,788
Cash and cash equivalents	279	138
Due from subsidiaries, net*	13,960	19,891
Notes receivable*	4,999	3,351
Other assets	933	903
Total assets	$140,577	$127,071
Liabilities:
Long-term debt	$—	$—
Other liabilities	194	496
Total liabilities	194	496
Stockholders' equity:
Total stockholders' equity	140,383	126,575
Total liabilities and stockholders' equity	$140,577	$127,071
* Eliminated in consolidation

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)	Years Ended December 31,
	2012	2011	2010
Operating Activities:		As Restated	As Restated
Net income	$15,165	$13,509	$15,194
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Equity in net income of subsidiaries*	(15,786)	(14,474)	(16,102)
Cash dividend from subsidiaries	—	—	—
Deferred income tax expense	—	—	93
Stock based compensation	384	409	176
Other changes in assets and liabilities:
Net due to subsidiaries	5,931	14,012	(16,083)
Other assets and other liabilities	(332)	344	1,226
Net cash flows provided by (used in) operating activities	5,362	13,800	(15,496)
Investing Activities:
Proceeds from maturities of investments	—	—	—
Net paid for the acquisition of subsidiaries	—	—	—
Proceeds from notes receivable	(1,648)	84	703
Net cash flows (used in) provided by investing activities	(1,648)	84	703
Financing Activities:
Repayments of notes payable	—	(11,040)	(11,487)
Additional borrowings under notes payable	—	—	—
Net proceeds from issuance of common stock	—	—	40,203
Initial public offering costs	—	(826)	—
Net proceeds from exercise of stock options	20	651	203
(Purchase) issuance of treasury stock	(3,923)	(2,552)	—
Net proceeds received from stock issued in the Employee Stock Purchase Plan	330	—	—
Stockholder funds disbursed at purchase	—	—	(14,105)
Net cash flows (used in) provided by financing activities	(3,573)	(13,767)	14,814
Net increase in cash and cash equivalents	141	117	21
Cash and cash equivalents at beginning of period	138	21	—
Cash and cash equivalents at end of period	$279	$138	$21
* Eliminated in consolidation

(a)3. Exhibits
Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-169550	11/29/2010	1.1
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the signing stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.2
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation(together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amended Subordinated Debenture Purchase Agreement, dated June 16, 2010, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6	Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.6
10.6.1	First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.	S-1/A	333-169550	10/29/2010	10.6.1
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	S-1/A	333-169550	12/13/2010	10.6.2
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	8-K	001-35009	3/7/2011	10.1
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	S-1	333-169550	9/23/2010	10.7
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.8
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.9
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.10
10.11	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.12	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.13	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.14	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	S-1/A	333-169550	10/29/2010	10.21
10.15 *	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.15.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.16 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.17 *	2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.18 *	Key Employee Stock Option Plan (1995) Agreement.	S-1/A	333-169550	10/29/2010	10.29

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.19	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.20	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.21 *	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.22 *	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.23 *	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.24	Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.37
10.24.1
Amendment No. 4, dated January 31, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008
						X
10.24.2
Amendment No. 5, dated February 1, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, August 1, 2008, and January 31, 2012.
						X
10.25	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.38
10.25.1
Amendment No. 2, dated January 1, 2012, to the Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.
						X
10.26 *	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.26.1 *	Amended - Form of Restricted Stock Award Agreement for Directors.					X
10.27 *	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.28 *	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.29 *	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.30 *	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.51

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.31*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	10-Q	001-35009	5/15/2012	10.38
10.32 *	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.33 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	10-Q	001-35009	5/15/2012	10.40
10.34	Credit Agreement, dated August 2, 2012, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers; the initial lenders named therein; Wells Fargo Bank, N.A., as administrative agent, swingline lender, and issuing lender; Wells Fargo Securities, LLC, as bookrunner and joint lead arranger; and Synovus Bank as joint lead arranger and syndication agent.	8-K	001-35009	8/7/2012	10.1
10.35	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries of Fortegra Financial Corporation and LOTS Intermediate Co., as guarantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.2
10.36	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTS Intermediate Co., as pledgors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.3
10.37	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as grantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.4
10.38	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as grantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.5
10.39	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as grantor, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.6
10.40*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Igor Best-Devereux					X
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).
21	List of Subsidiaries of Fortegra Financial Corporation					X
23	Consent of Johnson Lambert LLP, Independent Registered Public Accounting Firm					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
101
The following materials from Fortegra Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2011, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2011, and (vi) the Notes to Consolidated Financial Statements.
(1)
*	Management contract or compensatory plan or arrangement.
(1)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the Annual period ended December 31, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date:	April 1, 2013	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard S. Kahlbaugh		April 1, 2013
Richard S. Kahlbaugh	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter P. Mascherin		April 1, 2013
Walter P. Mascherin	Chief Financial Officer
(Principal Financial Officer)

/s/ John R. Carroll		April 1, 2013
John R. Carroll	Director

/s/ Francis M. Colalucci		April 1, 2013
Francis M. Colalucci	Director

/s/ Frank P. Filipps		April 1, 2013
Frank P. Filipps	Director

/s/ J.J. Kardwell		April 1, 2013
J.J. Kardwell	Director

/s/ Arun Maheshwari		April 1, 2013
Arun Maheshwari	Director

/s/ Sean S. Sweeney		April 1, 2013
Sean S. Sweeney	Director

/s/ Ted W. Rollins		April 1, 2013
Ted W. Rollins	Director