Form 10-Q
period 2013-03-31
Fortegra Financial Corp
filed 2013-05-15
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 OR

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

Non-accelerated filer ☒(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 30, 2013 was 19,832,569.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

FORWARD-LOOKING STATEMENTS
 This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under ITEM 1A. RISK FACTORS and ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary materially from those projected in these forward-looking statements.

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

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 ("Annual Report") along with the Company's other filings with the Securities and Exchange Commission ("SEC").

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q ("Form 10-Q") to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	At
	March 31, 2013	December 31, 2012
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $114,695 at March 31, 2013 and $107,095 at December 31, 2012)	$118,102	$110,641
Equity securities available-for-sale, at fair value (cost of $7,082 at March 31, 2013 and $6,082 at December 31, 2012)	7,301	6,220
Short-term investments	1,222	1,222
Total investments	126,625	118,083
Cash and cash equivalents	14,339	15,209
Restricted cash	28,881	31,142
Accrued investment income	1,217	1,235
Notes receivable, net	5,045	11,290
Accounts and premiums receivable, net	33,883	27,026
Other receivables	28,189	13,511
Reinsurance receivables	196,907	203,988
Deferred acquisition costs	63,623	59,320
Property and equipment, net	17,621	17,946
Goodwill	119,512	119,512
Other intangible assets, net	77,767	79,340
Income taxes receivable	3,272	2,897
Other assets	8,554	7,667
Total assets	$725,435	$708,166

Liabilities:
Unpaid claims	$34,155	$33,007
Unearned premiums	225,288	235,900
Policyholder account balances	25,489	26,023
Accrued expenses, accounts payable and other liabilities	70,845	58,563
Deferred revenue	58,410	50,607
Note payable	91,750	89,438
Preferred trust securities	35,000	35,000
Deferred income taxes, net	29,792	28,658
Total liabilities	570,729	557,196
Commitments and Contingencies (Note 19)
Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,850,531 and 20,710,370 shares issued at March 31, 2013 and December 31, 2012, respectively, including shares in treasury	208	207
Treasury stock, at cost; 1,024,212 shares at March 31, 2013 and December 31, 2012, respectively	(6,651)	(6,651)
Additional paid-in capital	97,945	97,641
Accumulated other comprehensive loss, net of tax	(468)	(631)
Retained earnings	52,310	49,817
Stockholders' equity before non-controlling interests	143,344	140,383
Non-controlling interests	11,362	10,587
Total stockholders' equity	154,706	150,970
Total liabilities and stockholders' equity	$725,435	$708,166

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Service and administrative fees	$38,858	$22,511
Brokerage commissions and fees	9,731	9,520
Ceding commission	7,163	7,064
Net investment income	909	743
Net realized investment gains (losses)	7	(3)
Net earned premium	33,142	31,972
Other income	91	72
Total revenues	89,901	71,879

Expenses:
Net losses and loss adjustment expenses	10,535	11,266
Member benefit claims	8,978	1,303
Commissions	35,362	31,988
Personnel costs	15,846	11,392
Other operating expenses	9,805	6,739
Depreciation and amortization	1,318	738
Amortization of intangibles	1,948	1,482
Interest expense	1,444	1,652
Total expenses	85,236	66,560
Income before income taxes and non-controlling interests	4,665	5,319
Income taxes	1,354	1,887
Income before non-controlling interests	3,311	3,432
Less: net income attributable to non-controlling interests	818	18
Net income	$2,493	$3,414

Earnings per share:
Basic	$0.13	$0.17
Diluted	$0.12	$0.16
Weighted average common shares outstanding:
Basic	19,556,743	19,904,819
Diluted	20,625,041	20,739,196

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$2,493	$3,414

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(51)	729
Related tax benefit (expense)	18	(255)
Reclassification of (gains) losses included in net income	(7)	3
Related tax (benefit) expense	2	(1)
Unrealized (losses) gains on available-for-sale securities, net of tax	(38)	476

Interest rate swap:
Unrealized gain (loss) on interest rate swap	260	(70)
Related tax (expense) benefit	(91)	25
Reclassification of losses included in net income	49	—
Related tax (benefit)	(17)	—
Unrealized gain (loss) on interest rate swap, net of tax	201	(45)
Other comprehensive income before non-controlling interests, net of tax	163	431
Less: comprehensive income attributable to non-controlling interests	—	1
Other comprehensive income	163	430
Comprehensive income	$2,656	$3,844

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2012	20,710,370	$207	(1,024,212)	$(6,651)	$97,641	$(631)	$49,817	$10,587	$150,970
Net income	—	—	—	—	—	—	2,493	818	3,311
Other comprehensive income	—	—	—	—	—	163	—	—	163
Dividends	—	—	—	—	—	—	—	(43)	(43)
Stock-based compensation	139,937	1	—	—	302	—	—	—	303
Direct stock awards to employees	224	—	—	—	2	—	—	—	2
Balance, March 31, 2013	20,850,531	$208	(1,024,212)	$(6,651)	$97,945	$(468)	$52,310	$11,362	$154,706

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net income	$2,493	$3,414
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	(4,303)	2,922
Depreciation and amortization	3,266	2,220
Deferred income tax expense	1,046	(64)
Net realized investment (gains) losses	(7)	3
Stock-based compensation expense	303	179
Direct stock awards to employees	2	—
Amortization of premiums and accretion of discounts on investments	350	312
Non-controlling interests	818	18
Change in allowance for doubtful accounts	11	544
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	56	2
Accounts and premiums receivable, net	(6,868)	(11,557)
Other receivables	(14,678)	(7,694)
Reinsurance receivables	7,281	8,319
Income taxes receivable	(375)	—
Other assets	(887)	234
Unpaid claims	948	(86)
Unearned premiums	(10,612)	(6,870)
Policyholder account balances	(534)	(475)
Accrued expenses, accounts payable and other liabilities	12,592	6,792
Income taxes payable	—	40
Deferred revenue	7,803	(3,055)
Net cash flows used in operating activities	(1,295)	(4,802)
Investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale investments	3,332	1,697
Proceeds from sales of available-for-sale investments	412	2,050
Net change in short-term investments	—	100
Purchases of available-for-sale investments	(10,199)	(5,236)
Purchases of property and equipment	(993)	(1,800)
Net paid for acquisitions of subsidiaries, net of cash received	(2,902)	—
Net proceeds (issuance) from notes receivable	110	(199)
Net proceeds received from related party notes receivable	6,135	—
Change in restricted cash, net of restricted cash received from acquisitions	2,261	(4,779)
Net cash flows used in investing activities	(1,844)	(8,167)
Financing activities:
Payments on notes payable	(8,188)	(23,000)
Proceeds from notes payable	10,500	24,700
Repurchase of shares of common stock	—	(1,394)
Dividends paid to non-controlling interests	(43)	—
Net cash flows provided by financing activities	2,269	306
Net (decrease) in cash and cash equivalents	(870)	(12,663)
Cash and cash equivalents, beginning of period	15,209	31,339
Cash and cash equivalents, end of period	$14,339	$18,676

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (traded on the New York Stock Exchange under the symbol: FRF), including its subsidiaries ("Fortegra" or the "Company"), is a diversified insurance services company headquartered in Jacksonville, Florida that provides distribution and administration services on a wholesale basis to insurance companies, insurance brokers and agents and other financial services companies primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies and automobile dealerships. The Company's majority-owned and controlled subsidiaries at March 31, 2013, are as follows:

•	LOTS Intermediate Co. ("LOTS IM")

•	Bliss and Glennon, Inc. ("B&G")

•	CRC Reassurance Company, Ltd. ("CRC")

•	Insurance Company of the South ("ICOTS")

•	Life of the South Insurance Company ("LOTS") and its subsidiary, Bankers Life of Louisiana ("Bankers Life")

•	LOTS Reassurance Company ("LOTS RE")

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern")

•	Southern Financial Life Insurance Company ("SFLAC"), 85% owned

•	South Bay Acceptance Corporation ("South Bay")

•	Continental Car Club, Inc. ("Continental")

•	United Motor Club of America, Inc. ("United")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	eReinsure.com, Inc. ("eReinsure")

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Magna Insurance Company ("Magna")

•	Digital Leash, LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	4Warranty Corporation ("4Warranty")

•	Response Indemnity Company of California ("RICC")

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

The interim financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly Fortegra's financial position, results of operations, other comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2013.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of March 31, 2013 and 2012 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K filed with the SEC.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third-party ownership of 15% of

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

the common stock of SFLAC and 37.6% of the ownership interests of ProtectCELL have been reflected as non-controlling interests on the Consolidated Balance Sheets. At March 31, 2013, the non-controlling interest for ProtectCELL and SFLAC totaled $10.8 million and $0.5 million, respectively.

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

Subsequent Events
The Company reviewed events subsequent to March 31, 2013 that occurred up to the date the Company's Consolidated Financial Statements were issued, and determined that no events required recognition or disclosure in these Consolidated Financial Statements and/or the notes thereto.

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income ("AOCI") by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. Accordingly, we have included an enhanced footnote disclosure in the Note, "Other Comprehensive Income." The adoption of this pronouncement did not impact the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this pronouncement did not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. This standard requires the disclosure of both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements are effective for the Company beginning on January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption of this guidance did not impact the Company's consolidated financial position, results of operations or cash flows.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

4. Earnings Per Share

Earnings per share is calculated as follows:	For the Three Months Ended
	March 31, 2013	March 31, 2012
Numerator: (for both basic and diluted earnings per share)
Net income	$2,493	$3,414
Denominator:
Total average basic common shares outstanding	19,556,743	19,904,819
Effect of dilutive stock options and restricted stock awards	1,068,298	834,377
Total average diluted common shares outstanding	20,625,041	20,739,196

Earnings per share-basic	$0.13	$0.17
Earnings per share-diluted	$0.12	$0.16

Weighted average anti-dilutive common shares	402,132	378,927

5. Consolidation of Operations Charges

Consolidation of Operations Plan
As disclosed on January 18, 2013 in the Company's Current Report on Form 8-K, effective January 14, 2013, the Company committed to a plan to consolidate the Company's fulfillment, claims administration and information technology functions for all of its insurance related products (the "Plan"). Prior to the Plan, such functions resided in the Company's individual business units. The decision is part of the Company's efforts to streamline its operations, focus its resources and provide first in class service to its customers. The following is a summary of the charges incurred by the Company:

For the Three Months Ended
March 31, 2013
Severance and benefit costs included in personnel expense	$1,154
Total consolidation of operations costs	$1,154

6. Variable Interest Entities

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, because the Company has an interest due to the note financing. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations. During the quarter ended March 31, 2013, the Company engaged in discussions with the buyers regarding possible restructuring of the note receivable and therefore the Company has temporarily halted the recognition of interest income on the note while discussions are ongoing. The Company's maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable, which is presented in the table below:

	At
	March 31, 2013	December 31, 2012
The Company's maximum exposure to loss in the VIE	$1,139	$1,139

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

7. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income into earnings for the following periods are as follows:

	For the Three Months Ended March 31, 2013
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized loss on interest rate swap	Total
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)
Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(51)	260	209
Income tax benefit (expense)	18	(91)	(73)
Other comprehensive (loss) income before reclassifications, net of tax	(33)	169	136
Amounts reclassified from accumulated other comprehensive (loss) income:
Pre-tax (income) loss	(7)	49	42
Income tax expense (benefit)	2	(17)	(15)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(5)	32	27
Current period other comprehensive (loss) income, net of tax	(38)	201	163
Less: comprehensive income (loss) attributable to non-controlling interests	—	—	—
Balance at March 31, 2013, net of tax	$2,151	$(2,619)	$(468)

	For the Three Months Ended March 31, 2012
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized loss on interest rate swap	Total
Balance at December 31, 2011, net of tax	$587	$(2,341)	$(1,754)
Other comprehensive income (loss) before reclassifications:
Pre-tax income(loss)	729	(70)	659
Income tax (expense) benefit	(255)	25	(230)
Other comprehensive income (loss) before reclassifications, net of taxes	474	(45)	429
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax loss	3	—	3
Income tax (benefit)	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income, net of taxes	2	—	2
Net current period other comprehensive income (loss), net of taxes	476	(45)	431
Less: comprehensive income attributable to non-controlling interests	1	—	1
Balance at March 31, 2012, net of tax	$1,062	$(2,386)	$(1,324)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reclassifications out of accumulated other comprehensive income are as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains (losses) included in net income	$7	$(3)	Net realized investment gains (losses)
Related tax (expense) benefit	(2)	1	Income taxes
Net of tax	5	(2)	Net Income

Interest rate swap:
Reclassification of losses included in net income	(49)	—	Interest expense
Related tax expense	17	—	Income taxes
Net of tax	$(32)	$—	Net Income

8. Business Acquisitions and Dispositions

Acquisition in 2013
On February 1, 2013, the Company acquired 100% of the outstanding stock of RICC, from subsidiaries of the Kemper Corporation ("Kemper") for $4.8 million.  RICC is a property/casualty insurance company domiciled and licensed in California, which the Company intends to use for geographic expansion in the Payment Protection business.  RICC had, at the time of purchase, no policies in force. All remaining claim liabilities for previously issued policies are fully reinsured by Kemper's subsidiary, Trinity Universal Insurance Company.

Acquisitions in 2012
On December 31, 2012, the Company acquired a 62.4% ownership interest in Digital Leash, LLC, d/b/a ProtectCELL for $20.0 million, which amount is deemed a Series A Contribution under the provisions of the related agreements. ProtectCELL provides membership plans for the protection of mobile wireless devices and other benefits including data management and identity theft protection. ProtectCELL is one of the leaders in mobile device protection plans and will spearhead Fortegra's efforts to expand its warranty and service contract business in the mobile and wireless device space. ProtectCELL's results will be included in the Company's Payment Protection segment. As part of the acquisition, the Company also has an option, commencing after 2014, to acquire the remaining 37.6% ownership interest in ProtectCELL, at a price based on a sliding scale multiple of ProtectCELL's trailing twelve-month EBITDA, less the Series A Contributions, multiplied by 37.6%. The option has no expiration, though the owners of the non-controlling interest have the right to defer the option commencement date for one year under certain conditions. The option must be exercised with respect to not less than all of the non-controlling interest, and is accounted for as an embedded derivative within the value of non-controlling interest.

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

The following table presents the allocation of purchase price recorded for the 2013 acquisition of RICC and the 2012 acquisitions of ProtectCELL and 4Warranty.  The ProtectCELL and 4Warranty determinations are preliminary, mainly due to ongoing studies being conducted by external valuation experts to assist the Company in its determination of the fair values of intangible assets, deferred revenues, non-controlling interest and goodwill, and the related impact on deferred taxes, whereas all other amounts are considered final. The ProtectCELL value of deferred acquisition costs as of the acquisition date has been reclassified to deferred revenue to present our preliminary estimate of the fair value of our ongoing performance obligation at the time of acquisition as reflected in the Consolidated Balance Sheet as of December 31, 2012.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	2012		2013
	Acquisitions		Acquisition
	4Warranty	ProtectCELL	RICC
Assets:
Cash and cash equivalents	$703	$350	$1,893
Restricted cash	72	7,438	—
Investments	—	—	2,488
Short-term investments	—	252	—
Accrued investment income	—	—	38
Notes receivable, net	—	6,341	—
Other receivables	199	2,312	—
Reinsurance receivables	—	—	200
Property and equipment, net	61	674	—
Other intangible assets, net	1,900	27,815	375
Other assets	—	1,470	10
Liabilities:
Unpaid claims	—	(176)	(200)
Accrued expenses, accounts payable and other liabilities	(221)	(2,644)	(9)
Deferred revenue	(1,260)	(25,564)	—
Income taxes payable	(296)	—	—
Deferred income taxes, net	(266)	—	—
Net assets acquired	892	18,268	4,795
Non-controlling interest	—	(10,000)	—
Purchase consideration (1)	3,616	20,000	4,795
Goodwill	$2,724	$11,732	$—

(1) - The purchase consideration for the 4Warranty acquisition includes $0.3 million of contingent consideration and $0.5 million of working capital and hold back reserves, which estimates are unchanged in the current period and are expected to be paid out based on the agreed terms of the Stock Purchase Agreement.

9. Goodwill

The following table presents goodwill by segment:

	Payment Protection	BPO	Brokerage	Total
Balance at December 31, 2012	$52,084	$12,970	$54,458	$119,512

Balance at March 31, 2013	$52,084	$12,970	$54,458	$119,512

10. Other Intangible Assets

The following table presents finite-lived other intangible assets and their respective amortization periods:

				March 31, 2013			December 31, 2012
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived other intangible assets:
Customer and agent relationships	5	to	15	$57,780	$(13,822)	$43,958	$57,780	$(12,340)	$45,440
Software	5	to	10	10,118	(3,723)	6,395	10,118	(3,385)	6,733
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	5,008	(2,844)	2,164	5,008	(2,716)	2,292
Total finite-lived other intangible assets				$73,454	$(20,937)	$52,517	$73,454	$(18,989)	$54,465

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the carrying amount of indefinite-lived other intangible assets:	At
	March 31, 2013	December 31, 2012
Tradenames	$24,875	$24,875
Licenses	375	—
Total	$25,250	$24,875

Changes in other intangible assets are as follows:
Balance at December 31, 2012	$79,340
Intangible assets acquired in 2013 - RICC acquisition	375
Less: Amortization expense	1,948
Balance at March 31, 2013	$77,767

Estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31 is presented below:

Remainder of 2013	$5,824
2014	7,760
2015	7,753
2016	7,128
2017	5,781
Thereafter	18,271
Total	$52,517

11. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities at:

	March 31, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$26,779	$654	$(54)	$27,379
Municipal securities	18,407	399	(29)	18,777
Corporate securities	69,254	2,585	(150)	71,689
Mortgage-backed securities	195	1	—	196
Asset-backed securities	60	1	—	61
Total fixed maturity securities	$114,695	$3,640	$(233)	$118,102

Common stock - publicly traded	$39	$5	$—	$44
Preferred stock - publicly traded	5,975	212	(1)	6,186
Common stock - non-publicly traded	59	4	(5)	58
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,082	$225	$(6)	$7,301

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

	At
	March 31, 2013	December 31, 2012
Fair value of restricted investments for special deposits required by state insurance departments	$12,491	$10,988
Fair value of restricted investments in trust pursuant to reinsurance agreements	6,967	6,954
Fair value of restricted investments	$19,458	$17,942

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At
	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,456	$5,512	$5,557	$5,608
Due after one year through five years	65,641	67,823	58,378	60,323
Due after five years through ten years	24,490	25,197	24,983	25,900
Due after ten years	18,853	19,313	17,769	18,396
Mortgage-backed securities	195	196	285	289
Asset-backed securities	60	61	123	125
Total fixed maturity securities	$114,695	$118,102	$107,095	$110,641

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater at:

	March 31, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$4,798	$(54)	16	$—	$—	—	$4,798	$(54)	16
Municipal securities	3,315	(29)	9	—	—	—	3,315	(29)	9
Corporate securities	10,065	(130)	13	180	(20)	1	10,245	(150)	14
Total fixed maturity securities	$18,178	$(213)	38	$180	$(20)	1	$18,358	$(233)	39

Preferred stock - publicly traded	500	(1)	1	—	—	—	500	(1)	1
Common stock - non-publicly traded	—	—	—	39	(5)	2	39	(5)	2
Total equity securities	$500	$(1)	1	$39	$(5)	2	$539	$(6)	3

	December 31, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$857	$(7)	11	$—	$—	—	$857	$(7)	11
Municipal securities	734	(8)	1	—	—	—	734	(8)	1
Corporate securities	12,625	(63)	16	183	(17)	1	12,808	(80)	17
Total fixed maturity securities	$14,216	$(78)	28	$183	$(17)	1	$14,399	$(95)	29

Preferred stock - publicly traded	198	(1)	1	—	—	—	198	(1)	1
Common stock - non-publicly traded	—	—	—	39	(5)	2	39	(5)	2
Total equity securities	$198	$(1)	1	$39	$(5)	2	$237	$(6)	3
The Company does not intend to sell the investments that are in an unrealized loss position at March 31, 2013 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of March 31, 2013, based on the Company's quarterly review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and intent to hold the securities until recovery.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Gross proceeds from sales	$412	$2,050

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Gross realized gains	$7	$1
Gross realized losses	—	(4)
Total net gains from investment sales	7	(3)
Impairment write-downs (other-than-temporary impairments)	—	—
Net realized investment gains	$7	$(3)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following schedule details the components of net investment income:	For the Three Months Ended
	March 31, 2013	March 31, 2012
Fixed income securities	$743	$685
Cash on hand and on deposit	20	51
Common and preferred stock dividends	76	26
Notes receivable	72	63
Other income	114	35
Investment expenses	(116)	(117)
Net investment income	$909	$743

12. Reinsurance Receivables

The effects of reinsurance on premiums written and earned and on losses and loss adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Written	Earned	Written	Earned
Direct and assumed	$81,510	$92,122	$79,189	$86,058
Ceded	(50,676)	(58,980)	(46,231)	(54,086)
Net	$30,834	$33,142	$32,958	$31,972

Losses and LAE incurred	For the Three Months Ended
	March 31, 2013	March 31, 2012
Direct and assumed	$21,040	$23,071
Ceded	(10,505)	(11,805)
Net losses and LAE incurred	$10,535	$11,266

The following table reflects the components of the reinsurance receivables:	At
	March 31, 2013	December 31, 2012
Prepaid reinsurance premiums (1):
Life	$51,152	$53,117
Accident and health	32,588	34,266
Property	80,893	85,805
Total	164,633	173,188
Ceded claim reserves:
Life	1,406	1,786
Accident and health	8,747	9,263
Property	9,083	8,663
Total ceded claim reserves recoverable	19,236	19,712
Other reinsurance settlements recoverable	13,038	11,088
Reinsurance receivables	$196,907	$203,988
(1) Including policyholder account balances ceded.

The following table shows the amount included in reinsurance receivable that is recoverable from three unrelated insurers:

	At
	March 31, 2013	December 31, 2012
Total recoverable from three unrelated reinsurers	$125,707	$126,633

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At March 31, 2013 and December 31, 2012, respectively, the three unrelated reinsurers were: London Life Reinsurance Company (A. M. Best Rating -A); London Life International Reinsurance Corporation (A. M. Best Rating-NR-3) and Spartan Property Insurance Company (A. M. Best Rating - Non-rated). Because Spartan Property Insurance Company does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust accounts. At March 31, 2013, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

13. Note Payable

The Company's Notes Payable consisted of the following:	At
	March 31, 2013	December 31, 2012
Wells Fargo Bank, N.A., credit facility, maturing August 2017	$91,750	$89,438

Maximum balance allowed on Wells Fargo Bank, N.A credit facility	$125,000	$125,000

Interest rate at the end of the respective period:	2.71%	2.76%

Aggregate maturities for the Company's note payable at March 31, 2013 are as follows:

Remainder of 2013	$3,750
2014	5,000
2015	5,000
2016	5,000
2017	73,000
Thereafter	—
Total	$91,750

$125.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
At March 31, 2013, the Company had a $125.0 million secured credit agreement (the "Credit Agreement"), entered into on August 2, 2012, with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement has a five year term and provides for a $50.0 million term loan facility (the "Term Loan Facility"), as well as a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.

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

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, the Company is required to pay a commitment fee, initially equal to 0.40% per annum of the unused amount of the Revolving Facility. The percentage rate of such fee may increase (to a maximum amount of 0.45%) or decrease (to a minimum amount of 0.25%) based on changes in the Borrowers' leverage ratio. The amount of outstanding swingline loans is not considered usage of the Revolving Facility for the purpose of calculating the commitment fee. The Company is also required to pay letter of credit participation fees on the undrawn amount of all outstanding letters of credit. The Company paid fees of approximately $1.7 million to Wells Fargo in connection with the execution of the Credit Agreement, which have been capitalized and are being amortized using a straight line method over the life of the Credit Agreement.

The Company, at its option, may prepay any borrowing, in whole or in part, at any time and from time to time without premium or penalty. However, after the end of our fiscal year (commencing with the fiscal year ending December 31, 2015), the Company is

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

required to make mandatory principal prepayments of loans under the Facilities in an amount determined under the Credit Agreement based upon a percentage of the Company's Excess Cash Flow (as defined in the Credit Agreement) minus certain offset amounts relating to permitted acquisitions.

The Credit Agreement contains certain customary representations, warranties and covenants applicable to us for the benefit of the Administrative Agent and the lenders. The Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to the Company's capital structure and the capital structure of our subsidiaries without the Administrative Agent's prior consent. The Company's obligations under the Facilities may be accelerated or the commitments terminated upon the occurrence of an event of default under the Credit Agreement, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

The Credit Agreement also contains financial covenants which the Company must maintain. See the section below, "Financial Covenants" for a presentation of the Company's more significant covenants associated with the Credit Agreement.

Financial Covenants
At March 31, 2013 and December 31, 2012, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at March 31, 2013 and the calculations used to arrive at each ratio:

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

The following is a summary of the Credit Agreement's more significant financial covenants calculated at March 31, 2013, except for the RBC Ratios, which under the Credit Agreement reflect the ratios calculated as of the most recent fiscal year end, in this case December 31, 2012:

		Actual At
Covenant	Covenant Requirement	March 31, 2013
Total leverage ratio	not more than 3.50	3.13
Fixed charge coverage ratio	not less than 2.00	2.75
Reinsurance ratio	not less than 50%	69.0%

		Actual At
RBC Ratios:		December 31, 2012
RBC Ratio - Bankers Life of Louisiana	not less than 250%	469.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,155.0%
RBC Ratio - Insurance Company of the South	not less than 250%	378.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	255.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	386.0%

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

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the Consolidated Balance Sheets each is reported:

	Balance Sheet Location	At
		March 31, 2013	December 31, 2012
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000

Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	$(4,029)	$(4,338)

Unrealized loss, net of tax, on the fair value of the Swap	AOCI	$(2,619)	$(2,820)

Variable rate of the interest rate swap		0.28%	0.31%
Fixed rate of the interest rate swap		3.47%	3.47%

The following table summarizes the pretax impact of the interest rate swap designated as a cash flow hedge on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Gain (loss) recognized in AOCI on the derivative-effective portion	$260	$(70)

Loss reclassified from AOCI into income-effective portion	$49	$—

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

At
March 31, 2013
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,118

15. Stock-Based Compensation

Stock Options
During the three months ended March 31, 2013, the Company granted 228,981 performance-based stock options under the Company's Long-Term Incentive Plan ("LTIP").The performance-based awards will vest, if at all, should the Company achieve three-year performance goals on or before December 31, 2015 for (i) net revenue (Compound Annual Growth Rate), (ii) earnings growth (Net Income) and (iii) profitable growth (Return on Average Equity). The performance metrics are equally weighted such that achievement of any one target results in vesting of one-third of the total equity award. If any of the target(s) are not attained by December 31, 2015, the one-third portion(s) of the award associated with the unattained target(s) will be canceled.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

A summary of the Company's time- and performance-based stock option activity for the three months ended March 31, 2013 is presented below:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2012	2,016,231	$4.38	1,690,040	$3.66	185,000	$8.00	—	$—
Granted	—	—	—	—	228,981	8.89	—	—
Vested	—	—	8,642	9.86	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Canceled/forfeited	(18,750)	7.84	—	—	(49,168)	8.62	—	—
Balance, March 31, 2013	1,997,481	$4.35	1,698,682	$3.69	364,813	$8.48	—	$—

Weighted average remaining contractual term at March 31, 2013 (in years)	4.7		4.0		9.5		0

The following presents the Company's outstanding and exercisable time- and performance-based stock options by exercise price at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$3.03	787,500	2.63	$3.03	787,500	2.63	$3.03
3.25	757,963	4.57	3.25	757,963	4.57	3.25
7.84	238,750	8.25	7.84	83,339	8.25	7.84
7.93	15,000	9.50	7.93	—	—	—
7.97	110,000	9.42	7.97	—	—	—
8.00	170,000	9.25	8.00	—	—	—
8.89	194,813	9.76	8.89	—	—	—
11.00	88,268	7.71	11.00	69,880	7.71	11.00
Totals	2,362,294	5.44	$4.99	1,698,682	3.98	$3.69

Information on time- and performance-based stock options, vested and expected to vest, is as follows:	At
March 31, 2013
Number of shares vested and expected to vest	2,327,362
Weighted average remaining contractual life (in years)	5.38
Weighted average exercise price per option (in dollars)	$4.94
Intrinsic value	$9,115

The weighted average assumptions used to estimate the fair values of all stock options granted is as follows:

For the Three Months Ended
March 31, 2013
Expected term (years)	8.83
Expected volatility	31.87%
Expected dividends	—%
Risk-free rate	1.54%

Restricted Stock Awards
During the three months ended March 31, 2013, the Company granted 76,326 performance-based restricted stock awards under the LTIP. The performance-based restricted stock awards will vest based on the same criteria as the performance based stock options described in the above section titled, "Stock Options.".

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In addition, during the three months ended March 31, 2013, the Company granted a total of 75,000 time-based restricted stock awards, equally distributed, to five of its Directors. The restricted stock vests equally on each of the three anniversaries of the grant date.

A summary of the Company's time- and performance-based restricted stock award activity for the three months ended March 31, 2013 is presented below:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares outstanding at December 31, 2012	103,000	$8.00	80,861	$11.00
Granted	75,000	9.53	76,326	8.89
Vested	(20,000)	7.24	—	—
Forfeited	—	—	(11,389)	8.89
Shares outstanding at March 31, 2013	158,000	$8.82	145,798	$10.06

Stock-based Compensation Expense
Total time- and performance-based stock-based compensation expense and the related income tax (benefit), as recognized on the Consolidated Statements of Income, is as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Personnel costs	$184	$120
Other operating expenses	118	59
Income tax benefit	(116)	(68)
Net stock-based compensation expense	$186	$111

Additional information on total non-vested stock-based compensation is as follows:	At
	March 31, 2013
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$973	$1,544
Weighted-average recognition period (in years)	3.9	5.3

16. Income Taxes

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

The provision for income taxes consisted of the following:	For the Three Months Ended
	March 31, 2013	March 31, 2012
Current	$308	$1,951
Deferred	1,046	(64)
Income taxes	$1,354	$1,887

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The reconciliation of the income tax expense at the federal statutory income tax rate of 35% is as follows:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$1,632	35.00%	$1,862	35.00%
Effect of:
Small life deduction	(109)	(2.34)	(114)	(2.14)
Non-deductible expenses	26	0.56	47	0.88
Tax exempt interest	(31)	(0.67)	(33)	(0.62)
State taxes	170	3.64	126	2.37
Prior year tax true-up	—	—	(1)	(0.01)
Non-controlling interest	(286)	(6.14)	—	—
Other, net	(48)	(1.02)	—	—
Income taxes	$1,354	29.03%	$1,887	35.48%

The Company's majority-owned subsidiary, ProtectCELL, is taxed as a partnership, therefore, the non-controlling interest is recorded on a pre-tax basis, and the tax effect is shown in the income tax rate reconciliation in the above table. The Company records tax balances only on its ownership interest in ProtectCELL.

At December 31, 2012, the Company had a net operating loss carry forward of $0.5 million, which is subject to certain limitations under Internal Revenue Code ("IRC") Section 382 and will begin to expire in 2019. The Company expects full utilization of the net operating loss carryforward by the end of 2013.

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

As of December 31, 2012, the Company was under examination by the Internal Revenue Service ("IRS") for the 2009 and 2010 tax years. In February 2013, the IRS completed its field audit for those tax years and in March 2013, we received notice from the IRS that the audit report has been fully approved. The Company has agreed to those findings and paid $57.0 thousand, which was expensed during the three months ended March 31, 2013.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

17. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$14,339	$14,339	$15,209	$15,209
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	27,379	27,379	23,178	23,178
Municipal securities	18,777	18,777	17,041	17,041
Corporate securities	71,689	71,689	70,008	70,008
Mortgage-backed securities	196	196	289	289
Asset-backed securities	61	61	125	125
Equity securities:
Common stock - publicly traded	44	44	42	42
Preferred stock - publicly traded	6,186	6,186	5,107	5,107
Common stock - non-publicly traded	58	58	58	58
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	5,045	5,045	11,290	11,290
Accounts and premiums receivable, net	33,883	33,883	27,026	27,026
Other receivables	28,189	28,189	13,511	13,511
Short-term investments	1,222	1,222	1,222	1,222
Total financial assets	$208,081	$208,081	$185,119	$185,119

Financial liabilities:
Notes payable	$91,750	$91,750	$89,438	$89,438
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	4,029	4,029	4,338	4,338
Total financial liabilities	$130,779	$130,779	$128,776	$128,776

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

March 31, 2013		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$27,379	$—	$27,379	$—
Municipal securities	18,777	—	18,777	—
Corporate securities	71,689	—	71,689	—
Mortgage-backed securities	196	—	196	—
Asset-backed securities	61	—	61	—
Equity securities:
Common stock - publicly traded	44	44	—	—
Preferred stock - publicly traded	6,186	6,186	—	—
Common stock - non-publicly traded	58	—	—	58
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	1,222	1,222	—	—
Total assets	$126,625	$7,452	$118,102	$1,071

Financial Liabilities:
Interest rate swap	$4,029	$—	$4,029	$—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At December 31, 2012		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$23,178	$—	$23,178	$—
Municipal securities	17,041	—	17,041	—
Corporate securities	70,008	—	69,956	52
Mortgage-backed securities	289	—	289	—
Asset-backed securities	125	—	125	—
Equity securities:
Common stock - publicly traded	42	42	—	—
Preferred stock - publicly traded	5,107	5,107	—	—
Common stock - non-publicly traded	58	—	—	58
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	1,222	1,222	—	—
Total Assets	$118,083	$6,371	$110,589	$1,123

Financial Liabilities:
Interest rate swap	$4,338	$—	$4,338	$—

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2013. For the three months ended March 31, 2013, 1 corporate security was transferred from Level 3 to Level 2. This transfer occurred due to the availability of Level 2 pricing for the corporate security, which was unavailable in prior periods. The Company's use of Level 3 unobservable inputs included 6 individual securities that accounted for 0.8% of total investments at March 31, 2013. The Company utilized an independent third party pricing service to value 4 of the Level 3 securities. The value of 2 equity securities in Level 3, which are non-publicly traded preferred stocks, were calculated by the Company. One of the equity securities, with a value of $1.0 million was valued by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. The second Level 3 equity security, with a value of $13.0 thousand was valued by estimating the total value of the Class-A shares outstanding by the issuer and a review of the company's audited financial statements. At December 31, 2012, the Company had 7 individual securities valued under Level 3 that accounted for 1.0% of total investments.

The following table summarizes the changes in Level 3 assets measured at fair value:	For the Three Months Ended
	March 31, 2013	March 31, 2012
Beginning balance, January 1,	$1,123	$1,204
Total realized (unrealized) investment gains (losses):
Included in net income	—	—
Included in other comprehensive (loss)	(25)	(22)
Sales	—	(22)
Transfers (out of) Level 3	(27)	(1)
Ending balance, March 31,	$1,071	$1,159

18. Statutory Reporting and Insurance Subsidiaries Dividend Restrictions

The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance departments of the applicable state of domicile. All dividends from subsidiaries were eliminated in the Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table sets forth the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	For the Three Months Ended	For the Twelve Months Ended
	March 31, 2013	December 31, 2012
Ordinary dividends	$231	$2,783
Extraordinary dividends	—	—
Total dividends	$231	$2,783

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance subsidiaries for the following periods:

	At
	March 31, 2013	December 31, 2012
Combined statutory capital and surplus of the Company's insurance subsidiaries	$61,181	$53,885

Required minimum statutory capital and surplus	$19,500	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$4,228	$4,500

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of March 31, 2013 and December 31, 2012, respectively.

19. Commitments and Contingencies

Commitments
The Company, from time to time, may in the ordinary course of normal business enter into certain contractual obligations or commitments.

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

The benefits of such additional funding would inure to the Company and to the non-controlling ownership interest of ProtectCELL, in proportion to their respective ownership interests. However, in return for each $1,000 of Additional Fortegra Capital Contributions, the Company would receive one Series A Preferred Unit. Any unreturned Series A Preferred contribution is deducted from ProtectCELL's valuation in determining the option price.

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

In the Motor Clubs business in the Payment Protection segment, the Company is currently a Defendant in Dill and Thurman v. Continental Car Club, Inc. and Fortegra Financial Corp., which was filed on August 18, 2011 in the Tennessee Chancery Court, Rhea County.  The Plaintiffs assert claims for breach of their employment and non-competition agreements, among other claims, and seek injunctive relief and damages in connection with the Company's purchase of Continental Car Club, Inc. from Plaintiffs in May 2010.  The trial court ruled in November 2012 that Plaintiffs resigned for good reason from the Company, the result of which is that the Company can enforce the non-competition and non-solicitation provisions contained in the Plaintiffs' employment agreements for a period of up to two years, but that the Company is required to pay Plaintiffs base salary and accrued benefits during such period. As of March 31, 2013, the value of such salary and benefits is $0.6 million; the value would increase over time through the two-year period to an estimated maximum of approximately $0.8 million.  The Company has filed for an appeal of this ruling and will vigorously defend its position.  The Company believes that it is not probable that the judgment will be upheld through the appeal process, and that reasonably possible outcomes range from $0 to the amount of the judgment.  Accordingly, the Company has not recorded a charge with respect to this loss contingency as of March 31, 2013.

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

20. Segment Results

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's business segment results:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Segment Net Revenue
Payment Protection
Service and administrative fees	$34,200	$17,803
Ceding commission	7,163	7,064
Net investment income	909	743
Net realized investment gains (losses)	7	(3)
Other income	91	72
Net earned premium	33,142	31,972
Net losses and loss adjustment expenses	(10,535)	(11,266)
Member benefit claims	(8,978)	(1,303)
Commissions	(35,362)	(31,988)
Total Payment Protection Net Revenue	20,637	13,094
BPO	4,214	4,205
Brokerage
Brokerage commissions and fees	9,731	9,520
Service and administrative fees	444	503
Total Brokerage	10,175	10,023
Total segment net revenue	35,026	27,322

Operating Expenses
Payment Protection	14,892	7,913
BPO	3,556	3,133
Brokerage	7,203	7,085
Corporate	—	—
Total operating expenses	25,651	18,131

EBITDA
Payment Protection	5,745	5,181
BPO	658	1,072
Brokerage	2,972	2,938
Corporate	—	—
Total EBITDA	9,375	9,191

Depreciation and Amortization
Payment Protection	1,775	849
BPO	834	503
Brokerage	657	868
Total depreciation and amortization	3,266	2,220

Interest Expense
Payment Protection	957	1,012
BPO	177	267
Brokerage	310	373
Total interest expense	1,444	1,652

Income (loss) before income taxes and non-controlling interests
Payment Protection	3,013	3,320
BPO	(353)	302
Brokerage	2,005	1,697
Corporate	—	—
Total income before income taxes and non-controlling interests	4,665	5,319
Income taxes	1,354	1,887

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Segment Net Revenue
Less: net income attributable to non-controlling interests	818	18
Net income	$2,493	$3,414

The following table reconciles segment information to the Company's Consolidated Statements of Income and provides a summary of other key financial information for each segment:

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended
	March 31, 2013	March 31, 2012
Segment Net Revenue
Payment Protection	$20,637	$13,094
BPO	4,214	4,205
Brokerage	10,175	10,023
Segment net revenues	35,026	27,322
Net losses and loss adjustment expenses	10,535	11,266
Member benefit claims	8,978	1,303
Commissions	35,362	31,988
Total segment revenue	89,901	71,879

Operating Expenses
Payment Protection	14,892	7,913
BPO	3,556	3,133
Brokerage	7,203	7,085
Corporate	—	—
Total operating expenses	25,651	18,131
Net losses and loss adjustment expenses	10,535	11,266
Member benefit claims	8,978	1,303
Commissions	35,362	31,988
Total operating expenses before depreciation, amortization and interest expense	80,526	62,688

EBITDA
Payment Protection	5,745	5,181
BPO	658	1,072
Brokerage	2,972	2,938
Corporate	—	—
Total EBITDA	9,375	9,191

Depreciation and amortization
Payment Protection	1,775	849
BPO	834	503
Brokerage	657	868
Total depreciation and amortization	3,266	2,220

Interest Expense
Payment Protection	957	1,012
BPO	177	267
Brokerage	310	373

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended
	March 31, 2013	March 31, 2012
Segment Net Revenue
Total interest expense	1,444	1,652

Income (loss) before income taxes and non-controlling interests
Payment Protection	3,013	3,320
BPO	(353)	302
Brokerage	2,005	1,697
Corporate	—	—
Total income before income taxes and non-controlling interests	4,665	5,319
Income taxes	1,354	1,887
Less: net income attributable to non-controlling interests	818	18
Net income	$2,493	$3,414

21. Related Party Transactions

In conjunction with the December 31, 2012 acquisition of ProtectCELL, the Company assumed an office space lease between ProtectCELL and 39500 High Pointe, LLC ("High Pointe"). The ownership of High Pointe includes three members who were the founding members of ProtectCELL and are now employees of the Company. The Company made lease payments to High Pointe for the three months ended March 31, 2013, which are reflected in the table below.

At December 31, 2012, ProtectCELL held a $6.1 million note receivable carrying an interest rate of 8.00% from High Pointe, which was fully secured by a mortgage on the office building owned by High Pointe. On March 15, 2013, ProtectCELL received $6.1 million from High Pointe, representing the full payoff of the outstanding balance of the note receivable.

An executive officer of ProtectCELL owns multiple wireless retail locations, which sell ProtectCELL protection plans to wireless retail customers. For the three months ended March 31, 2013, the Company recorded income and paid commissions for this related party arrangement, which are reflected in the table below.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who have consulting relationships with the Company. The Company paid lease payments to Source for the three months ended March 31, 2013, which are reflected in the table below.

In January 2012, the Company recorded a receivable due from an officer of the Company relating to the 2010 acquisition of South Bay Acceptance Corporation, which had a balance of $0.1 million at March 31, 2013 and December 31, 2012, respectively.

In December 2011, the Company entered into an information technology support services agreement (the "IT Agreement") with a company for which a member serving on the Company's Board of Directors also serves on the board of the company receiving the information support services. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement. The Company recorded income from the IT Agreement during the three months ended March 31, 2012, which is reflected in the table below.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. The Company did not make any payments to the Marketer during the three months ended March 31, 2013 or 2012, respectively.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table details the amounts recorded on the Company's Consolidated Balance Sheets and Consolidated Statements of Income resulting from related party transactions:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Income recorded by the Company from related parties	$507	$132

Related party interest income on notes receivable	$21	$—

Related party lease expense	$123	$—

Related party commissions paid	$205	$—

	At
	March 31, 2013	December 31, 2012
Notes receivable from related parties	$134	$6,269

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part I, of this Form 10-Q. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors" of this Form 10-Q.

Executive Summary
Our net income for the three months ended March 31, 2013 decreased $0.9 million, or 27.0%, to $2.5 million from $3.4 million for the three months ended March 31, 2012. The 2013 results include $1.2 million of pre-tax costs associated with the consolidation of operations charges. Earnings per diluted share decreased 25.0% to $0.12 for the three months ended March 31, 2013 from $0.16 for the same period in 2012.

For the three months ended March 31, 2013, our total revenues increased $18.0 million, or 25.1%, to $89.9 million from $71.9 million for the same period in 2012, with the increase in revenues primarily attributable to our December 31, 2012 acquisitions of ProtectCELL and 4Warranty, which accounted for $15.4 million and $0.7 million of the increase, respectively.

Total expenses increased $18.7 million, or 28.1%, to $85.2 million for the three months ended March 31, 2013 from $66.6 million for the same period in 2012. The majority of the increase was due to expenses from our 2012 acquisitions of ProtectCELL and 4Warranty, which added $14.1 million and $0.5 million to expenses, respectively. The 2013 expenses also included $1.2 million in cost associated with our previously announced consolidation of operations plan, discussed below.

In January 2013, we announced a plan to consolidate our fulfillment, claims administration and information technology functions for all our insurance related products (the "Plan"). Prior to the Plan, such functions resided in individual business units. The decision was part of our efforts to streamline operations, focus resources and provide first in class service to our customers. During the first quarter of 2013, approximately 40 employee and contract positions were eliminated. We estimate that the Plan will result in annual pre-tax savings of approximately $4.0 million.

On February 1, 2013, we acquired 100% of the outstanding stock of RICC, from subsidiaries of the Kemper Corporation ("Kemper") for $4.8 million.  RICC is a property/casualty insurance company domiciled and licensed in California, which we intend to use for geographic expansion in our Payment Protection business.  RICC had, at the time of purchase, no policies in force, and all remaining claim liabilities for previously issued policies are fully reinsured by Kemper's subsidiary, Trinity Universal Insurance Company.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 are unchanged from the disclosures presented in the MD&A of Fortegra's 2012 Annual Report on Form 10-K.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, please see the Note "Recent Accounting Standards" of the Notes to Consolidated Financial Statements of this Form 10-Q.

COMPONENTS OF REVENUES AND EXPENSES
For a complete discussion of our "Components of Revenues and Expenses," please see our MD&A in Part II, Item 7, of our 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following tables set forth our Consolidated Statements of Income for the following periods:

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Change from 2012	% Change from 2012
Revenues:
Service and administrative fees	$38,858	$22,511	$16,347	72.6%
Brokerage commissions and fees	9,731	9,520	211	2.2
Ceding commission	7,163	7,064	99	1.4
Net investment income	909	743	166	22.3
Net realized investment gains (losses)	7	(3)	10	(333.3)
Net earned premium	33,142	31,972	1,170	3.7
Other income	91	72	19	26.4
Total revenues	89,901	71,879	18,022	25.1
Expenses:
Net losses and loss adjustment expenses	10,535	11,266	(731)	(6.5)
Member benefit claims	8,978	1,303	7,675	589.0
Commissions	35,362	31,988	3,374	10.5
Personnel costs	15,846	11,392	4,454	39.1
Other operating expenses	9,805	6,739	3,066	45.5
Depreciation and amortization	1,318	738	580	78.6
Amortization of intangibles	1,948	1,482	466	31.4
Interest expense	1,444	1,652	(208)	(12.6)
Total expenses	85,236	66,560	18,676	28.1
Income before income taxes and non-controlling interests	4,665	5,319	(654)	(12.3)
Income taxes	1,354	1,887	(533)	(28.2)
Income before non-controlling interests	3,311	3,432	(121)	(3.5)
Less: net income attributable to non-controlling interests	818	18	800	4,444.4
Net income	$2,493	$3,414	$(921)	(27.0)%

Earnings per share:
Basic	$0.13	$0.17
Diluted	$0.12	$0.16
Weighted average common shares outstanding:
Basic	19,556,743	19,904,819
Diluted	20,625,041	20,739,196

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended March 31, 2013 increased $16.3 million, or 72.6%, to $38.9 million from $22.5 million for the three months ended March 31, 2012. The increase resulted primarily from $15.3 million and $0.7 million in current period revenues attributable to the 2012 acquisition of ProtectCELL and 4Warranty, respectively.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended March 31, 2013 increased $0.2 million, or 2.2%, to $9.7 million from $9.5 million for the three months ended March 31, 2012. For the 2013 period, B&G contributed $0.3 million to the increase while eReinsure decreased $0.1 million principally due to lower license fees.

Ceding Commission
Ceding commission for the three months ended March 31, 2013 increased $0.1 million, or 1.4%, to $7.2 million from $7.1 million for the three months ended March 31, 2012. This increase primarily resulted from improved underwriting results due to growth in earned premiums and favorable loss experience.

Net Investment Income
Net investment income for the three months ended March 31, 2013 increased $0.2 million, or 22.3%, to $0.9 million compared to $0.7 million for the three months ended March 31, 2012. The increase from 2012 was principally due to a higher average balance of fixed income securities. Yields on our investment portfolio increased to approximately 2.96% for the three months ended March 31, 2013 from approximately 2.65% for the three months ended March 31, 2012, as a result of our strategy of increasing the purchase of higher yielding corporate bonds.

Net Realized Investment Gains (Losses)
Net realized gains on the sale of investments totaled $7.0 thousand for the three months ended March 31, 2013 compared to net realized losses of $3.0 thousand for the three months ended March 31, 2012 and were insignificant to our operations for the periods presented.

Net Earned Premium
Net earned premium for the three months ended March 31, 2013 increased $1.2 million, or 3.7%, to $33.1 million from $32.0 million for the three months ended March 31, 2012. For the 2013 period, direct and assumed earned premium increased $6.1 million resulting from increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $4.9 million, or 9.0%, for the three months ended March 31, 2013. On average, we maintained a 64.0% overall cession rate of direct and assumed earned premium for the three months ended March 31, 2013 compared with 62.8% for the 2012 period.

Other Income
Other income was relatively consistent for the periods presented and totaled $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended March 31, 2013 decreased $0.7 million, or 6.5% to $10.5 million, from $11.3 million for the three months ended March 31, 2012.  Our net losses and loss adjustment expense ratio improved from 35.2% in 2012 to 31.8% in 2013. The decrease in net losses and loss adjustment expenses was primarily driven by unfavorable loss experience in the prior period. For the 2013 period, our direct and assumed losses decreased by $2.0 million, or 8.8%, as compared with the same period in 2012. For the 2013 period, our ceded losses were lower by $1.3 million, or 11.0%, compared with the same period in 2012, partially offsetting the decrease in direct and assumed losses and loss adjustment expense. On average, we maintained a 49.9% and 51.2% overall cession rates of direct and assumed losses and loss adjustment expenses for the three months ended March 31, 2013 and 2012, respectively.

Member Benefit Claims
Member benefit claims for the three months ended March 31, 2013 increased $7.7 million, or 589%, to $9.0 million, from $1.3 million for the three months ended March 31, 2012. The increase resulted from the 2012 acquisition of ProtectCELL which added $7.8 million, offset by a $0.1 million reduction in Motor Club claims.

Commissions
Commissions for the three months ended March 31, 2013 increased $3.4 million, or 10.5%, to $35.4 million, from $32.0 million for the three months ended March 31, 2012. The increase resulted primarily from $1.4 million in commissions attributable to the 2012 acquisition of ProtectCELL, as well as increases of $1.2 million in our credit insurance products due to growth in earned premiums and underwriting profits, and $0.7 million from the Motor Clubs due to growth particularly in products with high commission rates.

Personnel Costs
Personnel costs for the three months ended March 31, 2013 increased $4.5 million, or 39.1%, to $15.8 million from $11.4 million for the three months ended March 31, 2012. The increase resulted primarily from $2.0 million and $0.3 million for the 2012 acquisitions of ProtectCELL and 4Warranty, respectively and $1.2 million in costs associated with the Plan. Stock-based compensation expense included in personnel costs totaled $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2013 increased $3.1 million, or 45.5%, to $9.8 million from $6.7 million for the three months ended March 31, 2012. These expenses increased primarily due to the 2012 ProtectCELL and 4Warranty acquisitions, which added $2.0 million and $0.2 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2013 increased $0.6 million or 78.6% to $1.3 million from $0.7 million for the three months ended March 31, 2012, due to higher levels of depreciable and amortizable assets in service during 2013 compared to 2012.

Amortization of Intangibles
Amortization expense on intangibles for the three months ended March 31, 2013 increased $0.5 million or 31.4% to $1.9 million from $1.5 million for the three months ended March 31, 2012. The increase was primarily due to the 2012 acquisitions of ProtectCELL and 4Warranty, which increased amortization by $0.7 million and $0.1 million, respectively.

Interest Expense
Interest expense for the three months ended March 31, 2013 decreased $0.2 million, or 12.6%, to $1.4 million from $1.7 million for the three months ended March 31, 2012 and was positively impacted by a lower interest rate on outstanding borrowings and our new credit facility with Wells Fargo Bank, N.A., which took effect on August 2, 2012. These positive factors were slightly offset by higher outstanding borrowings for the three months ended March 31, 2013 compared to the same period in 2012.

Income Taxes
Income taxes for the three months ended March 31, 2013 decreased $0.5 million, or 28.2%, to $1.4 million from $1.9 million for the three months ended March 31, 2012, with the decrease primarily attributable to the tax effect of our non-controlling interest in ProtectCELL and a lower level of pretax income. Our effective tax rate was 29.0% for the three months ended March 31, 2013 compared to 35.5% for the same period in 2012.

As of December 31, 2012, we were under examination by the Internal Revenue Service ("IRS") for the 2009 and 2010 tax years. In February 2013, the IRS completed its field audit and in March 2013, we received notice from the IRS that the audit report has been fully approved. We have agreed to those findings and paid $57.0 thousand which was expensed during the three months ended March 31, 2013.

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

In this Form 10-Q, we present EBITDA, segment EBITDA margin and Adjusted EBITDA. These financial measures as presented in this Form 10-Q are considered Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. EBITDA as used in this Form 10-Q is net income before interest expense, income taxes, net income attributable to non-controlling interests, depreciation and amortization. Adjusted EBITDA, as used in this Form 10-Q means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Wells Fargo Bank, N.A., which in general terms means consolidated net income before non-controlling interests, consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense and unusual or non-recurring charges. The calculation below does not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA reflected in this table. We believe presenting EBITDA and Adjusted EBITDA provides investors with a supplemental financial measure of our operating performance.

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
The following tables present segment revenue and expense information, segment EBITDA and EBITDA margin information and a reconciliation to net income:

(in thousands, except percentages)	For the Three Months Ended
	March 31, 2013	March 31, 2012	$ Change from 2012	% Change from 2012
Payment Protection:
Service and administrative fees	$34,200	$17,803	$16,397	92.1%
Ceding commission	7,163	7,064	99	1.4
Net investment income	909	743	166	22.3
Net realized investment gains (losses)	7	(3)	10	(333.3)
Other income	91	72	19	26.4
Net earned premium	33,142	31,972	1,170	3.7
Net losses and loss adjustment expenses	(10,535)	(11,266)	731	(6.5)
Member benefit claims	(8,978)	(1,303)	(7,675)	(15.8)
Commissions	(35,362)	(31,988)	(3,374)	10.5
Payment Protection revenue, net	20,637	13,094	7,543	57.6
Operating expenses - Payment Protection	14,892	7,913	6,979	88.2
EBITDA	5,745	5,181	564	10.9
EBITDA margin	27.8%	39.6%
Depreciation and amortization	1,775	849	926	109.1
Interest expense	957	1,012	(55)	(5.4)
Income before income taxes and non-controlling interests	3,013	3,320	(307)	(9.2)

BPO:
BPO revenue	4,214	4,205	9	0.2
Operating expenses	3,556	3,133	423	13.5
EBITDA	658	1,072	(414)	(38.6)
EBITDA margin	15.6%	25.5%
Depreciation and amortization	834	503	331	65.8
Interest expense	177	267	(90)	(33.7)
(Loss) income before income taxes and non-controlling interests	(353)	302	(655)	(216.9)

Brokerage:
Brokerage revenue	10,175	10,023	152	1.5
Operating expenses	7,203	7,085	118	1.7
EBITDA	2,972	2,938	34	1.2

(in thousands, except percentages)	For the Three Months Ended
	March 31, 2013	March 31, 2012	$ Change from 2012	% Change from 2012
EBITDA margin	29.2%	29.3%
Depreciation and amortization	657	868	(211)	(24.3)
Interest expense	310	373	(63)	(16.9)
Income before income taxes and non-controlling interests	2,005	1,697	308	18.1

Segment net revenue	35,026	27,322	7,704	28.2
Net losses and loss adjustment expenses	10,535	11,266	(731)	(6.5)
Member benefit claims	8,978	1,303	7,675	589.0
Commissions	35,362	31,988	3,374	10.5
Total revenue	89,901	71,879	18,022	25.1
Segment operating expenses	25,651	18,131	7,520	41.5
Net losses and loss adjustment expenses	10,535	11,266	(731)	(6.5)
Member benefit claims	8,978	1,303	7,675	589.0
Commissions	35,362	31,988	3,374	10.5
Total expenses before depreciation, amortization and interest expense	80,526	62,688	17,838	28.5

Total EBITDA	9,375	9,191	184	2.0
Depreciation and amortization	3,266	2,220	1,046	47.1
Interest expense	1,444	1,652	(208)	(12.6)
Total income before income taxes and non-controlling interests	4,665	5,319	(654)	(12.3)
Income taxes	1,354	1,887	(533)	(28.2)
Less: net income attributable to non-controlling interests	818	18	800	4,444.4
Net income	$2,493	$3,414	$(921)	(27.0)%

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Net income	$2,493	$3,414
Depreciation and amortization	1,318	738
Amortization of intangibles	1,948	1,482
Interest expense	1,444	1,652
Income taxes	1,354	1,887
Net income attributable to non-controlling interests	818	18
EBITDA	9,375	9,191
Transaction costs (a)	86	97
Restructuring expenses	1,154	—
Stock-based compensation expense	304	179
Adjusted EBITDA	$10,919	$9,467
(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the three months ended March 31, 2013 increased $7.5 million, or 57.6%, to $20.6 million from $13.1 million for the three months ended March 31, 2012. The increase resulted primarily from a $6.2 million increase in net revenue attributable to the 2012 acquisition of ProtectCELL and $0.7 million for 4Warranty. In addition, our credit and warranty products increased net revenue by $0.9 million primarily due to improved underwriting results from growth in earned premiums and favorable loss experience. These increases were partially offset by reduced Motor Club net revenues of $0.3 million. Net investment income on our portfolio increased by $0.2 million due to greater invested assets.

Operating expenses for the three months ended March 31, 2013 increased $7.0 million, or 88.2%, to $14.9 million from $7.9 million for the three months ended March 31, 2012. The increase resulted primarily from a $4.0 million increase in expenses attributable to the 2012 acquisition of ProtectCELL and $0.4 million for 4Warranty. In addition, variable expenses increased $1.2 million to expand our payment protection and motor club businesses and develop direct-to-consumer opportunities, while costs allocated to the segment increased $1.3 million which included $1.0 million in restructuring costs related to the Plan.

EBITDA for the three months ended March 31, 2013 increased $0.6 million, or 10.9%, to $5.7 million from $5.2 million for the same period in 2012. EBITDA margin was 27.8% and 39.6% for the three months ended March 31, 2013 and 2012, respectively.

BPO Segment
Revenues for the three months ended March 31, 2013 and 2012 each totaled $4.2 million. The 2013 revenues reflect an increase of $0.1 million from PBG and an increase of $0.1 million in service and administrative fees on debt cancellation programs for credit card companies. These increases were offset by lower service and administrative fees for our insurance company clients, which decreased $0.2 million.

Operating expenses for the three months ended March 31, 2013 increased $0.4 million, or 13.5%, to $3.6 million from $3.1 million for the three months ended March 31, 2012. The increase resulted primarily from additional expenses of $0.3 million from PBG to support growth initiatives and $0.1 million in allocated restructuring costs related to the Plan.

EBITDA for the three months ended March 31, 2013 was $0.7 million compared to $1.1 million for the same period in 2012. EBITDA margin was 15.6% and 25.5% for the three months ended March 31, 2013 and 2012, respectively.

Brokerage Segment
Revenues totaled $10.2 million for the three months ended March 31, 2013 compared to $10.0 million for the three months ended March 31, 2012. The increase was due to growth in Bliss & Glennon brokerage commission and fees from $7.4 million to $7.6 million, while eReinsure, premium financing, and collateral recovery revenues were flat to prior year.

Operating expenses for the three months ended March 31, 2013 were $7.2 million, compared to $7.1 million for the same period in 2012. For both periods in 2013 and 2012, the majority of our expenses were personnel costs, which totaled $5.6 million and $5.0 million, respectively.

EBITDA, for the three months ended March 31, 2013 was $3.0 million compared to $2.9 million for the same period in 2012. EBITDA margin was 29.2% and 29.3% for the three months ended March 31, 2013 and 2012, respectively.

Corporate Segment
No income or expenses were allocated to the Corporate segment for the three months ended March 31, 2013 or 2012, respectively.

Goodwill by Business Segment

The following table shows goodwill assigned to each business segment: (in thousands)	At
March 31, 2013
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental	5,427
United	4,581
Auto Knight	4,215
ProtectCELL	11,732
4Warranty	2,724
Total Payment Protection	52,084
BPO:
Summit Partners Transactions	8,902
PBG	4,068
Total BPO	12,970
Brokerage:
B&G	30,468
South Bay	478
eReinsure	23,512
Total Brokerage	54,458
Total Goodwill	$119,512

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At March 31, 2013, we had total available-for-sale and short-term investments of $126.6 million, which includes restricted investments of $19.5 million, cash and cash equivalents of $14.3 million and $33.3 million of available capacity on our credit facility. At December 31, 2012, we had total available-for-sale and short-term investments of $118.1 million, which includes restricted investments of $17.9 million, cash and cash equivalents of $15.2 million and $35.6 million of available capacity on our credit facility. Our total indebtedness was $126.8 million at March 31, 2013 compared to $124.4 million at December 31, 2012.

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

Share Repurchase Plan
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. For the three months ended March 31, 2013, the company did not repurchase any of its outstanding common shares compared to repurchases of 195,760 common shares at an average price of $7.12 per share at a total cost of $1.4 million for the three months ended March 31, 2012. At March 31, 2013, the total amount still available under the share repurchase plan totaled $3.5 million. All repurchased common shares are held in treasury and none of the repurchased common shares have been retired. See Part II, Item 2, for more information on the share repurchase plan.

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

The following table sets forth the dividends paid to us by our insurance company subsidiaries during the following periods:

	For the Three Months Ended	For the Twelve Months Ended
(in thousands)	March 31, 2013	December 31, 2012
Ordinary dividends	$231	$2,783
Extraordinary dividends	—	—
Total dividends	$231	$2,783

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

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a commitment fee, initially equal to 0.40% per annum of the unused amount of the Revolving Facility. The percentage rate of such fee may increase (to a maximum amount of .45%) or decrease (to a minimum amount of .25%) based on changes in the Borrowers' leverage ratio. The amount of outstanding swingline loans is not considered usage of the Revolving Facility for the purpose of calculating the commitment fee. We are also required to pay letter of credit participation fees on the undrawn amount of all outstanding letters of credit. We paid fees of approximately $1.7 million to Wells Fargo in connection with the execution of the Credit Agreement, which have been capitalized and are being amortized using a straight line method over the life of the Credit Agreement.

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

As of March 31, 2013, we were in compliance with the financial covenants contained in the Credit Agreement. For more information, see the Note, "Note Payable" in the Notes to Consolidated Financial Statements.

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

In April 2011, we entered into a forward interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float, and will expire in June 2017.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of our portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall average credit quality of our investment portfolio was rated A+ by Standard and Poor's Rating Service at March 31, 2013 and December 31, 2012, respectively.

Regulatory Requirements
Our investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments we are permitted to make. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and other investments.

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

As of March 31, 2013, we held 39 individual fixed maturity and 3 individual equity securities in unrealized loss positions. We do not intend to sell the investments that are in an unrealized loss position at March 31, 2013 and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. At March 31, 2013, based on management's quarterly review, none of our securities were deemed to other than temporarily impaired.

As of March 31, 2012, there were 33 individual fixed maturity and 5 individual equity securities in unrealized loss positions. At March 31, 2012, based on management's quarterly review, none of our securities were deemed to other than temporarily impaired. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Three Months Ended
Cash (used in) provided by :	March 31, 2013	March 31, 2012
Operating activities	$(1,295)	$(4,802)
Investing activities	(1,844)	(8,167)
Financing activities	2,269	306
Net change in cash and cash equivalents	$(870)	$(12,663)

Operating Activities
Net cash used in operating activities was $1.3 million for the three months ended March 31, 2013 and was primarily attributable to increases in other receivables, accounts and premiums receivable, net and a decrease in unearned premiums which was which was partially offset by increases in accrued expenses, accounts payable and other liabilities and deferred revenue and a decrease in reinsurance receivable.

Net cash used in operating activities was $4.8 million for the three months ended March 31, 2012, and was primarily attributable to an increase in other receivables, that was in part, offset by an increase in accounts payable and the timing of certain transaction processing activity.

Investing Activities
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2013 and was primarily for the purchase of fixed maturity and equity securities, the acquisition of RICC, which was partially offset by the proceeds we received from the repayment of a related party note receivable and normal quarterly proceeds from maturities, calls and prepayments of available-for-sale investments.

Net cash used in investing activities for the three months ended March 31, 2012,was $8.2 million and was primarily for the purchase of fixed maturity and equity securities and property and equipment along with an increase in restricted cash, partially offset by the sale and maturity of fixed maturity investments and short term investments.

Financing Activities
Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2013 and primarily reflected the borrowings under our credit facility of $10.5 million, which was partially offset by the use of $8.2 million used to pay down our credit facility.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2012 and primarily reflected borrowings under our lines of credit of $24.7 million, which was partially offset by $23.0 million used to pay down our credit facility and $1.4 million used to repurchase 195,760 shares of our common stock under our share repurchase plan.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of March 31, 2013, are detailed in the table below by maturity date as of the periods indicated:

(in thousands)	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Note payable (1)	$91,750	$3,750	$10,000	$78,000	$—
Preferred trust securities	35,000	—	—	—	35,000
Interest payable on total debt(2)	65,262	4,239	11,102	9,716	40,205
Policyholder account balances	25,489	1,470	2,833	2,671	18,515
Unpaid claims (3)	34,155	27,300	6,638	204	13
Total	$251,656	$36,759	$30,573	$90,591	$93,733
(1) - For more information on our credit facility with Wells Fargo Bank, N.A., please see the section above titled "$125.0 Million Credit Facility" in this MD&A and the Note, "Note Payable" in the Notes to the Consolidated Financial Statements.
(2) - Due to the variable interest rate and amortizing payments required on the note payable to Well Fargo and the impact of the interest rate swap on the preferred trust securities interest payable, we made certain assumptions regarding future interest rates. The assumptions we made are as follows:

a.
For interest payable on the note payable, we assumed scheduled principal payments $1,250 per quarter and used the 1-month forward LIBOR curve rate when estimating interest payable on the outstanding principal balance.

b.
For interest payable on the preferred trust securities, we used the interest swap in effect of 7.57% until June 2017, subsequent to that date we utilized the contractual spread amount of 410 basis points plus the 3-month forward LIBOR curve rate.

(3) - Estimated. Net unpaid claims are: total $14,684; less than 1 year $11,737; 1-3 years $2,854; 3-5 years $88; and more than 5 years $5.

As previously disclosed in our Annual Report on Form 10-K, we have certain obligations under capital and operating lease agreements to which we are a party. In accordance with U.S. GAAP, the operating lease obligations and the related leased assets are not reported on our Consolidated Balance Sheets. Other than reductions to the capital and operating lease obligations resulting from scheduled lease payments, our obligations under these lease agreements have not changed materially since December 31, 2012.

As part of the 2012 acquisition of ProtectCELL, we have a conditional commitment to provide up to $10.2 million of additional capital ("Additional Fortegra Capital Contributions") to ProtectCELL if the board of directors of ProtectCELL (the "PC Board") determines that ProtectCELL requires additional funds to support expansion and growth, or other appropriate business needs.

We are obligated to evaluate any such funding request received from the PC Board in good faith to determine whether in our reasonable business judgment the requested capital should be contributed. We are not required to honor the funding request from the PC Board if we in good faith deem the request to be imprudent or unjustified.

The benefits of such additional funding would inure to us and to the non-controlling ownership interest of ProtectCELL, in proportion to their respective ownership interests. However, in return for each $1,000 of Additional Fortegra Capital Contributions, we would receive one Series A Preferred Unit. Any unreturned Series A Preferred contribution is deducted from ProtectCELL's valuation in determining the option price.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effective risk management is fundamental to our ability to protect both our customers' and stockholders' interests. We are exposed to potential losses from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to concentration risk and inflation risk.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of March 31, 2013, we had $91.8 million outstanding under our credit facility with Wells Fargo Bank, N.A. at an interest rate of 2.71%. Effective April 3, 2013, the interest rate on the credit facility with Wells Fargo Bank, N.A. increased to 3.21%.

We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. In April 2011, we entered into a forward starting interest rate swap transaction to convert the floating rate portion of our preferred trust securities to a fixed rate. The interest rate swap, commenced in June 2012 and expires in June 2017. This transaction swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%.

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

At March 31, 2013, approximately 80% of our $196.9 million in reinsurance receivables, compared to 73%, or $204.0 million, at December 31, 2012, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best or is supported by letters of credit.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 60% at March 31, 2013 compared to 63% at December 31, 2012, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

Cash exceeding Federal Deposit Insurance Corporation ("FDIC")Limits
We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts. In the United States, these accounts were fully insured by the FDIC regardless of account balance through the Transaction Account Guarantee ("TAG") program created by Section 343. The expiration of the TAG program on December 31, 2012, caused the FDIC's standard insurance limit of $250,000 per depositor per institution to be reimposed on January 1, 2013. Thus, our accounts containing cash and cash equivalents after January 1, 2013 may exceed the FDIC's standard $250,000 insurance limit from time to time.

The cash balances in money markets accounts exceeding the FDIC insurance limit totaled $9.3 million and $8.2 million at March 31, 2013 and December 31, 2012, respectively. In addition, restricted cash exceeding the FDIC insurance limit totaled $17.0 million and $0 at March 31, 2013 and December 31, 2012, respectively. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor the depository institutions at which our accounts are maintained, but cannot guarantee that access to our cash and cash equivalents will not be impacted by, or that we will not lose deposited funds exceeding the FDIC insurance limit due to, adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2013. Based on this evaluation, our management, including our Chief

Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Remediation of Material Weaknesses in Disclosure Controls and Procedures and in Internal Control Over Financial Reporting
As previously reported in our Current Report on Form 8-K filed with the SEC on March 28, 2013 and in our 2012 Form 10-K filed with the SEC on April 1, 2013, in connection with our review of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were control deficiencies that represented material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.

The following material weaknesses existed in our disclosure controls and procedures and our internal control over financial reporting. We identified errors in the reporting of revenue, member benefit claims and commissions of our Motor Clubs division. We also identified a deficiency related to the reporting of retrospective commissions in our Payment Protection segment and the documentation supporting estimation processes and related accrual balances.

In February and March of 2013, our management took steps to remediate the material weaknesses identified. Our management established new workflows, documentary evidence and review procedures to better support the retrospective commission accrual estimates and facilitate effective validation of the amounts recorded. Management also reinforced with the corporate and business unit accounting groups the requirement to continuously evaluate accounting determinations as circumstances change within the business, particularly when new entities or new types of transactions must be accounted for.

Further, our management has reassigned accounting personnel to strengthen financial control of the affected areas and created additional positions.

Changes in Internal Control Over Financial Reporting
Except for the steps taken to remediate the material weaknesses noted above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Fortegra have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by our management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the Note, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list of risks or as a presentation of the risk factors in any particular order. You should carefully consider the risks described below, together with the other information contained in this report and in our other filings with the SEC when evaluating our Company. Should any of the events discussed in the risk factors below occur, our business, results of operations or financial condition could be materially affected. Additional risks unknown at this time, or risks we currently deem immaterial, may also impact our financial condition, results of operations or cash flows.

Risks Related to our Business and Industries
General economic and financial market conditions may have a material adverse effect on the business, results of operations, cash flows and financial condition of all of our business segments.
General economic and financial market conditions, including the availability and cost of credit, the loss of consumer confidence, reduction in consumer or business spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased uncertainty and volatility as well as diminished expectations for the U.S. economy and the financial markets. These conditions could materially and adversely affect each of our business segments. Adverse economic and financial market conditions could result in:

•
a reduction in the demand for, and availability of, consumer credit, which could result in reduced demand by consumers for our Payment Protection products and our Payment Protection clients opting to no longer make such products available;

•	higher than anticipated loss ratios on our Payment Protection products due to rising unemployment or disability claims;

•	higher risk of increased fraudulent insurance claims;

•	individuals terminating loans or canceling credit insurance policies, thereby reducing our revenues;

•	a reduction in the demand for consumer warranty products, service contract offerings, mobile device protection and motor club memberships;

•	individuals terminating warranty products, service contracts, mobile device protection contracts or motor club memberships, thereby reducing our revenues;

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

•
Payment Protection - In our Payment Protection segment, we compete with insurance companies, financial institutions, extended service plan providers, membership plan providers, wireless carriers and other insurance and warranty service providers. The principal competitors for our Payment Protection segment include The Warranty Group, Assurant, Inc., Asurion Corporation, eSecuritel Holdings, LLC, Asurion, LLC, Global Warranty Group, LLC and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to those in our Payment Protection segment. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As competitors gain experience with payment protection and warranty programs, their reliance on our services and products may diminish.

•
BPO - Our BPO segment competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captive insurance companies of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administrative Services, Inc., Marsh & McLennan Companies, Inc., Dell Services and Unisys Corporation. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of consolidation of smaller competitors or of companies that each provide different services or serve different industries.

•
Brokerage - Our Brokerage segment competes for retail insurance clients with numerous firms, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us, particularly in states other than California. This factor could impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with products we offer. These carriers sell their products directly through retail agents and brokers without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. There are also a growing number of distribution channels (such as program administrators, managing general underwriters, and aggregators), that increase competition and decrease the residual insurance market opportunities. Although our eReinsure platform is uniquely positioned in the facultative reinsurance marketplace with no comparable companies currently providing similar services, systems such as Aon's FAConnect, the LexisNexis Insurance Exchange and the Lloyd's Exchange have technology platforms that could provide solutions which could directly compete with us in the future.

We expect competition to intensify in each of our business segments. Increased competition may result in lower prices and volumes, higher personnel and sales and marketing costs, increased technology expenditures and lower profitability. We may not be able to supply clients with services or products that they deem superior and at competitive prices and we may lose business to our competitors. If we are unable to compete effectively in any of our business segments, it would have a material adverse effect on our business, results of operations and financial condition.

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
In addition, our Payment Protection segment's revenues can vary depending on the level of consumer activity and the success of our clients in selling products. In our Brokerage segment, our commission and fee income can vary due to the timing of policy renewals, as well as the timing and amount of the receipt of profit commission payments and fees and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, third party customers' demand for insurance products can influence the timing of renewals, new business, lost business (which includes policies that are not renewed) and cancellations. In addition, we rely on retail insurance brokers and agents and insurance companies for the payment of certain commissions. Because these payments are processed internally by these companies, we may not receive a payment that is otherwise expected from a particular firm in one period until after the end of that period, which can adversely affect our ability to budget for such period.

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

•
the speed with which our Brokerage segment can respond to requests for price quotes from retail insurance agents and brokers, and the availability of competitive services and products from our carriers;

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
In addition, we are subject to risks of losing clients due to consolidation in each of the markets we serve. Our inability to retain existing clients, sell additional services and products, or successfully develop and implement new and enhanced services and products and attract new clients, and accordingly, increase our revenues, could have a material adverse effect on our results of operations.

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

While we would expect most of the errors and omissions claims made against us to be covered by our professional indemnity insurance (subject to our self-insured deductibles), our results of operations, financial condition and liquidity may be materially and adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be materially and adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

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
Our business depends on the efforts, abilities and expertise of our senior executives, particularly our Chairman, President and Chief Executive Officer, Richard S. Kahlbaugh, and our other key personnel. Mr. Kahlbaugh and our other senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-compete agreements with such individuals may not be enforced by the courts. We do not maintain key man life insurance policies on any of our executive officers except for Mr. Kahlbaugh. If we are unable to attract and retain talented employees, it could have a material adverse effect on our business, operating results and financial condition.

We may need to raise additional capital in the future, but there is no assurance that such capital will be available on a timely basis, on acceptable terms or at all.
We may need to raise additional funds in order to grow our businesses or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. A significant portion of our funding is under our existing credit facility, which matures in August 2017. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis or on acceptable terms, our ability to expand, develop or enhance our services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

Risks Related to Our Payment Protection Segment
Our Payment Protection segment relies on independent financial institutions, lenders and retailers to distribute its services and products, and the loss of these distribution sources, or the failure of our distribution sources to sell our Payment Protection products could materially and adversely affect our business and results of operations.
We distribute our Payment Protection products through financial institutions, lenders and retailers. Although our contracts with these clients are typically exclusive, they can be canceled on relatively short notice. In addition, the distributors typically do not have any minimum performance or sales requirements and our Payment Protection revenue is dependent on the level of business conducted by the distributor as well as the effectiveness of their sales efforts for our Payment Protection products, each of which is beyond our control. The impairment of our distribution relationships, the loss of a significant number of our distribution relationships, the failure to establish new distribution relationships, the failure to offer increasingly competitive products, the increase in sales of competitors' services and products by these distributors or the decline in their overall business activity or the effectiveness of their sales of our Payment Protection products could materially reduce our Payment Protection sales and revenues. Also, the growth of our Payment Protection segment is dependent in part on our ability to identify, attract and retain new distribution relationships and successfully implement our information systems with those of our new distributors.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.
As part of our overall risk and capacity management strategy, we purchase reinsurance for a substantial portion of the risks underwritten by our Payment Protection segment through third party reinsurance companies. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to renew or purchase. States also could impose restrictions on these reinsurance arrangements, such as requiring the insurance company subsidiary to retain a minimum amount of underwriting risk, which could affect our profitability and results of operations. Reinsurance for certain types of catastrophes generally could become unavailable or prohibitively expensive for some of our businesses. Such changes could substantially increase our exposure to the risk of significant losses from natural or man-made catastrophes and could hinder our ability to write future business.

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
We are subject to the credit risk of some of the agents with which we contract within our Payment Protection segment. We typically advance agents' commissions as part of our product offerings. These advances are a percentage of the premium charged. If we over-advance such commissions to agents, they may not be able to fulfill their payback obligations, and it could have a material adverse effect on our results of operations and financial condition.

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

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred securities and municipal bonds. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in the recognition of investment losses. The fair value of our investments may be materially and adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the fair value of our investment portfolio.

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

Risks Related to Our BPO Segment
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

The profitability of our BPO segment will suffer if we are not able to price our outsourcing services appropriately, maintain asset utilization levels and control our costs.
The profitability of our BPO segment is largely a function of the efficiency with which we utilize our assets and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including hiring and assimilating new employees, forecasting demand for our services and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients' perceptions of our ability to add value through our services, competition, the introduction of new services or products by us or our competitors and general economic conditions. Our ability to accurately estimate, attain and sustain revenues over increasingly longer contract periods could negatively impact our margins and cash flows. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. The profitability of our BPO segment is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger workforce that may result and our profitability may be adversely and materially affected.

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

Risks Related to our Brokerage Segment
We may not be able to accurately forecast our brokerage commissions and fee revenues because our commissions and fees depend on premiums charged by insurance companies, which historically have varied and, as a result, have been difficult to predict.
Our Brokerage segment derives revenue principally from commissions and fees paid by insurance companies. Commissions and fees are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions and fees are therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premium rates. Premium rates are determined by insurance companies based on a fluctuating market and in many cases are regulated by the states in which they operate. We have generally encountered declining rates for property and casualty ("P&C") insurance since late 2006.

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

We may experience reductions in the commission revenues we receive from risk-bearing insurance companies as these insurance companies seek to reduce their expenses by reducing commission rates payable to non-affiliated brokers or agents such as us, which may significantly affect the profitability of our Brokerage segment.
As traditional risk-bearing insurance companies continue to outsource the production of premium revenues to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect the profitability of our Brokerage segment. Because we do not determine the timing or extent of premium pricing changes, we may not be able to accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets to account for unexpected changes in revenues, and any decreases in premium rates may have a material adverse effect on our results of operations.

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

Because our Brokerage segment is highly concentrated in California, adverse economic conditions or regulatory changes in that state could materially and adversely affect our financial condition, results of operations and cash flows.
A significant portion of our Brokerage segment is concentrated in California. We believe the regulatory environment for insurance intermediaries in California currently is no more restrictive than in other states. The insurance industry is a state-regulated industry, and therefore, state legislatures may enact laws, and state insurance regulators may adopt regulations, that adversely affect the profitability of insurance industries in their states. Because our Brokerage segment is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could have a material adverse effect on our financial condition, results of operations and cash flows.

If insurance carriers begin to transact business without relying on wholesale insurance brokers, our business, results of operations, financial condition and cash flows could suffer.
Our Brokerage segment acts as an intermediary between retail agents and insurance carriers that, in some cases, will not transact business directly with retail insurance brokers and agents. If insurance carriers change the way they conduct business and begin to transact business with retail agents without including us or if retail agents are enabled to transact business directly with insurance carriers as a result of changes in the surplus lines and specialty insurance markets, technological advancements or other factors, our role in the distribution of surplus lines and specialty insurance products could be eliminated or substantially reduced, and our business, results of operations, financial condition and cash flows could suffer. In addition, if insurers retain more risk or cede risks that have traditionally been placed facultatively to treaty reinsurance arrangements, then revenue and cash flow attributable to eReinsure could suffer.

Our growth strategy may involve opening or acquiring new offices and expanding internationally and will involve hiring new brokers and underwriters for our Brokerage segment, which will require substantial investment by us and may materially and adversely affect our results of operations and cash flows.
Our ability to grow our Brokerage segment organically depends in part on our ability to open or acquire new offices, expand internationally and recruit new brokers and underwriters. We may not be successful in any efforts to open new offices, expand internationally or hire new brokers or underwriters. The costs of opening a new office, expanding internationally and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancelable lease agreements. It has been our experience that our new Brokerage offices may not achieve profitability on a stand-alone basis until they have been in operation for at least three years. In addition, we often hire new brokers and underwriters with the expectation that they will not become profitable until 12 months after they are hired. The cost of investing in new offices, brokers and underwriters may have a material adverse effect on our results of operations and cash flows. Moreover, we may not be able to recover our investments or these offices, brokers and underwriters may not achieve profitability.

Our financial results may be materially and adversely affected by the occurrence of catastrophes.
Portions of our Brokerage segment involve the placement of insurance policies that cover losses from unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters, including acts of terrorism. The incidence and severity of these catastrophes in any given period are inherently unpredictable, and climate change could further exacerbate the severity and frequency of weather-related events. We are generally eligible to earn profit commissions, which are commissions we receive from carriers based upon the ultimate profitability of the business that we place with those carriers. The occurrence and severity of catastrophes could impair the amount of profit commissions that we receive in the future which could have a material adverse effect on our results of operations and financial condition. Capacity in the reinsurance market is adversely impacted by catastrophes, which can adversely impact our results of operations.

We are subject to risks related to our profit commission arrangements and other compensation arrangements.
We derive a portion of our Brokerage segment revenues from profit commissions based on the profitability of the insurance business we place with a carrier. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by some carriers, we cannot predict the receipt of these profit commissions and the amount of such profit commissions may be less than we anticipated. Because profit commissions affect our revenues, any decrease in such amounts could have a material adverse effect on our results of operations and financial condition.

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

Traditionally, the U.S. federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, privacy, tort reform legislation and taxation. For example, the Dodd-Frank Act provides for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy.

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

With respect to the P&C insurance policies our Payment Protection segment underwrites, federal legislative proposals regarding National Catastrophe Insurance, if adopted, could reduce the business need for some of the related products we provide. Additionally, as the U.S. Congress continues to respond to the recent housing foreclosure crisis, it could enact legislation placing additional barriers on creditor-placed insurance.

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
We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts. In the United States, these accounts were fully insured by the Federal Deposit Insurance Corporation ("FDIC") regardless of account balance through the Transaction Account Guarantee ("TAG") program created by Section 343 of the Dodd-Frank Act. The expiration of the TAG program on December 31, 2012, caused the FDIC's standard insurance limit of $250,000 per depositor per institution to be reimposed on January 1, 2013. Thus, our accounts containing cash and cash equivalents may exceed the FDIC's standard $250,000 insurance limit from time to time.

Risks Related to Our Indebtedness
Our indebtedness may limit our financial and operating activities and may materially and adversely affect our ability to incur additional debt to fund future needs.
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "MANAGEMENT'S DISCUSSION & ANALYSIS AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $126.8 million at March 31, 2013 compared to $124.4 million at December 31, 2012. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
We are subject to interest rate risk in connection with our variable rate indebtedness. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Interest Rate Risk" regarding our interest rate risk and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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

If our internal control over financial reporting is found to be ineffective, our financial results or our stock price may be adversely affected.
As set forth in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2012, our management concluded that material weaknesses existed in our internal controls over financial reporting. As set forth in Item 4 "Controls and Procedures," of this Quarterly Report on Form 10-Q, management has improved its internal controls over financial reporting and has implemented staffing enhancements.  As of March 31, 2013, management concluded that no material weaknesses in our disclosure controls over financial reporting exist.

In prior periods we identified material weaknesses in our internal control over financial reporting, which required management resources to be diverted to efforts to remediate these material weaknesses.
During the course of year end accounting procedures for the fiscal year ended December 31, 2012, and as discussed in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified material weaknesses relating to a) the application of generally accepted accounting principles in a timely and accurate manner in the reporting of revenue, member benefit claims, and commissions of our Motor Clubs division, and b) the support and verification of retrospective commission accrual estimates in our Payment Protection segment. A "material weakness in internal control over financial reporting" is one or more deficiencies in a process that create a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected in a timely manner.  The deficiency in the application of our controls relating to the timely application of accounting principles generally accepted in the United States of America ("U.S .GAAP") for revenue recognition of our Motor Clubs division on a gross basis rather than net resulted in a material misstatement of line item amounts in previously reported Consolidated Statements of Income, which have been restated herein. This material misstatement of our financial statements was not prevented or detected by us in the normal course of our financial statement close process. The deficiencies relating to retrospective commissions did not result in errors in prior period financial statements but we have determined that controls were not adequate to prevent or detect a material misstatement.

As set forth in Item 4 "Controls and Procedures," of this Quarterly Report on Form 10-Q, management has improved its internal controls over financial reporting and has implemented staffing enhancements.  As of March 31, 2013, management concluded that no material weaknesses in our disclosure controls over financial reporting exist. While we believe that the control improvement efforts we have recently instituted are adequate to correct the problems we have identified, we cannot be certain that these efforts will eliminate the material weaknesses we identified or ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future.  There is also no assurance that we will not discover additional material weaknesses in our controls and procedures in the future.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 62.7% of our outstanding common stock at March 31, 2013. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At March 31, 2013, we had 20,850,531 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in California, Delaware, Georgia, Mississippi and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of the capital stock of Fortegra generally will be presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of California, Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
As of March 31, 2013, Fortegra had a share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. The following table shows Fortegra's share repurchase plan activity for the three months ended March 31, 2013:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
					—	$3,524,376
January 1, 2013	to	January 31, 2013	—	$—	—	3,524,376
February 1, 2013	to	February 28, 2013	—	—	—	3,524,376
March 1, 2013	to	March 31, 2013	—	—	—	3,524,376
Total			—	$—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Form 10-Q for a list of exhibits filed with, furnished with or incorporated by reference into this Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date:	May 15, 2013	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-169550	11/29/2010	1.1
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation(together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amendment, dated June 16, 2010, to the Subordinated Debenture Purchase Agreement dated June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6	Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and the Lenders from time to time a party thereto and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.6
10.6.1	First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and the Lenders from time to time a party thereto and SunTrust Bank, as Administrative Agent.	S-1/A	333-169550	10/29/2010	10.6.1
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, as a New Lender, SunTrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	S-1/A	333-169550	12/13/2010	10.6.2
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., as a New Lender, SunTrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	8-K	001-35009	3/7/2011	10.1
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and SunTrust Bank, as Lender.	S-1	333-169550	9/23/2010	10.7
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., and LOTSolutions, Inc., as Guarantors and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.8
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation, LOTS Intermediate Co., Bliss and Glennon, Inc. and LOTSolutions, Inc., as Grantors and SunTrust Bank, as Administrative agent.	S-1	333-169550	9/23/2010	10.9
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as Pledgor and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.10
10.11	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.12	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.13	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.14	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21
10.15 *	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.15.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.16 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.17 *	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.18 *	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.19	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.20	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.21 *	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.22 *	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.23 *	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.24	Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, and August 1, 2008. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.37
10.24.1	Amendment No. 4, dated January 31, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.	10-K	001-35009	4/1/2013	10.24.1
10.24.2	Amendment No. 5, dated February 1, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, August 1, 2008, and January 31, 2012.	10-K	001-35009	4/1/2013	10.24.2
10.25	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.38
10.25.1	Amendment No. 2, dated January 1, 2012, to the Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	10-K	001-35009	4/1/2013	10.25.1
10.26 *	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.26.1 *	Amended - Form of Restricted Stock Award Agreement for Directors.	10-K	001-35009	4/1/2013	10.26.1
10.27 *	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.27.1*	Amended - Form of Restricted Stock Award Agreement for Employees.					X
10.28 *	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.29 *	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.29.1*	Amended - Form of Nonqualified Stock Option Award Agreement.					X
10.30 *	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.51
10.31*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	10-Q	001-35009	5/15/2012	10.38
10.32 *	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.33 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	10-Q	001-35009	5/15/2012	10.40
10.34	Credit Agreement, dated August 2, 2012, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent.	8-K	001-35009	8/7/2012	10.1
10.35	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.36	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.37	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.38	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.39	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as Grantor, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.6
10.40*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Igor Best-Devereux.	10-K	001-35009	4/1/2013	10.40	X
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) for the three month ended March 31, 2013 , (v) the Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements(Unaudited).
(1)
*	Management contract or compensatory plan or arrangement.
(1)
In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2013, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.