Form 10-Q
period 2013-06-30
Fortegra Financial Corp
filed 2013-08-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 OR

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2013 was 19,657,393.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

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

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	At
	June 30, 2013	December 31, 2012
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $125,115 at June 30, 2013 and $107,095 at December 31, 2012)	$124,368	$110,641
Equity securities available-for-sale, at fair value (cost of $7,082 at June 30, 2013 and $6,082 at December 31, 2012)	6,952	6,220
Short-term investments	971	1,222
Total investments	132,291	118,083
Cash and cash equivalents	15,590	15,209
Restricted cash	29,232	31,142
Accrued investment income	1,280	1,235
Notes receivable, net	4,887	11,290
Accounts and premiums receivable, net	37,115	27,302
Other receivables	32,848	13,393
Reinsurance receivables	200,254	203,988
Deferred acquisition costs	65,679	59,320
Property and equipment, net	17,153	17,946
Goodwill	127,660	127,660
Other intangible assets, net	66,937	70,290
Income taxes receivable	—	2,919
Other assets	8,192	7,667
Total assets	$739,118	$707,444

Liabilities:
Unpaid claims	$31,724	$33,007
Unearned premiums	233,412	235,900
Policyholder account balances	24,840	26,023
Accrued expenses, accounts payable and other liabilities	81,099	58,660
Income taxes payable	218	—
Deferred revenue	67,770	55,043
Note payable	87,500	89,438
Preferred trust securities	35,000	35,000
Deferred income taxes, net	27,269	28,658
Total liabilities	588,832	561,729
Commitments and Contingencies (Note 19)
Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,881,605 and 20,710,370 shares issued at June 30, 2013 and December 31, 2012, respectively, including shares in treasury	209	207
Treasury stock, at cost; 1,224,212 and 1,024,212 shares at June 30, 2013 and December 31, 2012, respectively	(8,008)	(6,651)
Additional paid-in capital	98,517	97,641
Accumulated other comprehensive loss, net of tax	(2,854)	(631)
Retained earnings	56,752	49,817
Stockholders' equity before non-controlling interests	144,616	140,383
Non-controlling interests	5,670	5,332
Total stockholders' equity	150,286	145,715
Total liabilities and stockholders' equity	$739,118	$707,444

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Service and administrative fees	$46,926	$21,786	$85,784	$44,297
Brokerage commissions and fees	9,891	9,364	19,622	18,884
Ceding commission	6,957	7,210	14,120	14,274
Net investment income	752	732	1,661	1,475
Net realized investment gains	1,280	13	1,287	10
Net earned premium	33,681	31,905	66,823	63,877
Other income	259	48	350	120
Gain on sale of subsidiary	402	—	402	—
Total revenues	100,148	71,058	190,049	142,937

Expenses:
Net losses and loss adjustment expenses	10,604	9,576	21,139	20,842
Member benefit claims	11,114	1,098	20,092	2,401
Commissions	41,611	31,282	76,973	63,270
Personnel costs	14,594	12,367	30,440	23,759
Other operating expenses	10,481	6,937	20,286	13,676
Depreciation and amortization	1,367	975	2,685	1,713
Amortization of intangibles	1,780	1,166	3,728	2,648
Interest expense	1,544	1,590	2,988	3,242
Total expenses	93,095	64,991	178,331	131,551
Income before income taxes and non-controlling interests	7,053	6,067	11,718	11,386
Income taxes	2,426	2,108	3,780	3,995
Income before non-controlling interests	4,627	3,959	7,938	7,391
Less: net income attributable to non-controlling interests	185	15	1,003	33
Net income	$4,442	$3,944	$6,935	$7,358

Earnings per share:
Basic	$0.23	$0.20	$0.35	$0.37
Diluted	$0.22	$0.19	$0.34	$0.36
Weighted average common shares outstanding:
Basic	19,540,610	19,705,276	19,548,632	19,792,763
Diluted	20,523,090	20,632,233	20,583,951	20,686,812

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,442	$3,944	$6,935	$7,358

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(3,223)	502	(3,274)	1,234
Related tax benefit (expense)	1,128	(177)	1,146	(434)
Reclassification of (gains) included in net income	(1,280)	(13)	(1,287)	(10)
Related tax expense	449	4	451	3
Unrealized (losses) gains on available-for-sale securities, net of tax	(2,926)	316	(2,964)	793

Interest rate swap:
Unrealized gain (loss) on interest rate swap	532	(771)	564	(841)
Related tax (expense) benefit	(186)	270	(197)	294
Reclassification of loss included in net income	282	44	559	44
Related tax (benefit)	(99)	(15)	(196)	(15)
Unrealized gain (loss) on interest rate swap, net of tax	529	(472)	730	(518)
Other comprehensive (loss) income before non-controlling interests, net of tax	(2,397)	(156)	(2,234)	275
Less: comprehensive (loss) income attributable to non-controlling interests	(11)	—	(11)	1
Other comprehensive (loss) income	(2,386)	(156)	(2,223)	274
Comprehensive income	$2,056	$3,788	$4,712	$7,632

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2012, as previously reported	20,710,370	$207	(1,024,212)	$(6,651)	$97,641	$(631)	$49,817	$10,587	$150,970
Purchase accounting adjustments as required under ASC 805 for the ProtectCELL acquisition	—	—	—	—	—	—	—	(5,255)	(5,255)
Balance, December 31, 2012, as retrospectively adjusted	20,710,370	207	(1,024,212)	(6,651)	97,641	(631)	49,817	5,332	145,715
Net income	—	—	—	—	—	—	6,935	1,003	7,938
Other comprehensive loss	—	—	—	—	—	(2,223)	—	(11)	(2,234)
Dividends paid to non-controlling interests	—	—	—	—	—	—	—	(43)	(43)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(611)	(611)
Stock-based compensation	138,742	1	—	—	674	—	—	—	675
Direct stock awards to employees	224	—	—	—	2	—	—	—	2
Shares issued for the Employee Stock Purchase Plan	26,019	1	—	—	151	—	—	—	152
Treasury stock purchased	—	—	(200,000)	(1,357)	—	—	—	—	(1,357)
Options exercised, net of forfeitures	6,250	—	—	—	49	—	—	—	49
Balance, June 30, 2013	20,881,605	$209	(1,224,212)	$(8,008)	$98,517	$(2,854)	$56,752	$5,670	$150,286

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net income	$6,935	$7,358
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	(6,359)	(590)
Depreciation and amortization	6,413	4,361
Deferred income tax expense	(184)	866
Net realized investment gains	(1,287)	(10)
Gain on sale of subsidiary	(402)	—
Stock-based compensation expense	675	415
Direct stock awards to employees	2	5
Amortization of premiums and accretion of discounts on investments	753	617
Non-controlling interests	1,003	33
Change in allowance for doubtful accounts	(55)	199
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	13	(56)
Accounts and premiums receivable, net	(9,750)	(7,411)
Other receivables	(19,456)	(5,402)
Reinsurance receivables	3,934	3,069
Income taxes receivable	2,919	(1,546)
Other assets	(525)	915
Unpaid claims	(1,483)	(965)
Unearned premiums	(2,488)	1,062
Policyholder account balances	(1,183)	(1,098)
Accrued expenses, accounts payable and other liabilities	23,560	13,106
Income taxes payable	203	—
Deferred revenue	12,727	(2,144)
Net cash flows provided by operating activities	15,965	12,784
Investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale investments	4,755	4,235
Proceeds from sales of available-for-sale investments	27,524	4,477
Net change in short-term investments	251	100
Purchases of available-for-sale investments	(50,056)	(7,054)
Purchases of property and equipment	(1,892)	(3,963)
Net paid for acquisitions of subsidiaries, net of cash received	(2,902)	(336)
Sale of subsidiary, net of cash paid	2,180	—
Net proceeds from (issuance of) notes receivable	260	(180)
Net proceeds from related party notes receivable	6,135	—
Change in restricted cash	1,910	(9,479)
Net cash flows used in investing activities	(11,835)	(12,200)
Financing activities:
Payments on notes payable	(12,439)	(54,200)
Proceeds from notes payable	10,500	53,200
Net proceeds from exercise of stock options	49	—
Repurchase of shares of common stock	(1,357)	(2,740)
Net proceeds from stock issued in the Employee Stock Purchase Plan	152	167
Distributions to non-controlling interest partners	(611)	—
Dividends paid to non-controlling interests	(43)	—
Net cash flows used in financing activities	(3,749)	(3,573)
Net increase (decrease) in cash and cash equivalents	381	(2,989)
Cash and cash equivalents, beginning of period	15,209	31,339
Cash and cash equivalents, end of period	$15,590	$28,350

See accompanying notes to these consolidated financial statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (traded on the New York Stock Exchange under the symbol: FRF), including its subsidiaries ("Fortegra" or the "Company"), is a diversified insurance services company headquartered in Jacksonville, Florida offering a wide array of revenue enhancement products, including service contracts, device and warranty services, and distribution and administration services, to insurance companies, insurance brokers and agents and other financial services companies, primarily in the United States. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies, independent wireless retailers and automobile dealerships. The Company's majority-owned and controlled subsidiaries at June 30, 2013, are as follows:

•	LOTS Intermediate Co. ("LOTS IM")

•	Bliss and Glennon, Inc. ("B&G")

•	CRC Reassurance Company, Ltd. ("CRC")

•	Insurance Company of the South ("ICOTS")

•	Life of the South Insurance Company ("LOTS") and its subsidiary, Bankers Life of Louisiana ("Bankers Life")

•	LOTS Reassurance Company ("LOTS RE")

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern")

•	Southern Financial Life Insurance Company ("SFLAC"), 85% owned

•	South Bay Acceptance Corporation ("South Bay")

•	Continental Car Club, Inc. ("Continental")

•	United Motor Club of America, Inc. ("United")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	eReinsure.com, Inc. ("eReinsure")

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Magna Insurance Company ("Magna"), sold in June 2013

•	Digital Leash, LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	4Warranty Corporation ("4Warranty")

•	Response Indemnity Company of California ("RICC")

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

1. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") through the Accounting Standards Codification ("ASC" or "the guidance") for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's 2012 Annual Report on Form 10-K.

The interim financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly Fortegra's financial position, results of operations, other comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2013.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of June 30, 2013 and 2012 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to Consolidated Financial Statements of the Company's 2012 Annual Report on Form 10-K filed with the SEC.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third-party ownership of 15% of the common stock of SFLAC and 37.6% of the ownership interests of ProtectCELL, LLC, which is treated as a partnership for income tax purposes, have been reflected as non-controlling interests on the Consolidated Balance Sheets. At June 30, 2013, the non-controlling interests for ProtectCELL and SFLAC were $5.1 million and $0.5 million, respectively.

Income (loss) attributable to these non-controlling interests has been reflected on the Consolidated Statements of Income as income (loss) attributable to non-controlling interests and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interests

Certain changes to the Consolidated Balance Sheet amounts for December 31, 2012 have been made in accordance with accounting for business combinations, to reflect the retrospective adjustments made during the measurement period, to the preliminary amounts recorded for the estimated fair value of acquired net assets. Please see the note, "Business Acquisitions and Dispositions," for more information on the measurement period adjustments.

Comprehensive Income (Loss)
Comprehensive income (loss) includes both net income and other items of comprehensive income comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap, net of the related tax effects, and net of amounts attributable to non-controlling interests.

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

Reclassifications
Certain items in prior period financial statements have been reclassified to conform to the current presentation, which had no material impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.

Subsequent Events
The Company reviewed material events subsequent to June 30, 2013 that occurred up to the date the Company's Consolidated Financial Statements were issued to determine whether any event required recognition or disclosure in the financial statements and/or disclosure in the notes thereto. For more information, please see the Note, "Subsequent Events."

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income ("AOCI") by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. Accordingly, the Company has included an enhanced footnote disclosure in the Note, "Other Comprehensive Income." The adoption of this pronouncement did not impact the Company's consolidated financial position, results of operations or cash flows.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. This standard requires the disclosure of both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements were effective for the Company beginning on January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption of this guidance did not impact the Company's consolidated financial position, results of operations or cash flows.

4. Earnings Per Share

Earnings per share is calculated as follows:	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator: (for both basic and diluted earnings per share)
Net income	$4,442	$3,944	$6,935	$7,358
Denominator:
Total weighted average basic common shares outstanding	19,540,610	19,705,276	19,548,632	19,792,763
Effect of dilutive stock options and restricted stock awards	982,480	926,957	1,035,319	894,049
Total weighted average diluted common shares outstanding	20,523,090	20,632,233	20,583,951	20,686,812

Earnings per share-basic	$0.23	$0.20	$0.35	$0.37
Earnings per share-diluted	$0.22	$0.19	$0.34	$0.36

Weighted average anti-dilutive common shares	887,046	348,268	763,909	378,268

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
Severance and benefit costs included in personnel expense	$80	$1,234
Total consolidation of operations costs	$80	$1,234

6. Variable Interest Entities

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, because the Company has an interest due to the note financing. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations. During the six months ended June 30, 2013, the Company suspended recognition of interest income on the note and engaged the buyer in discussions, because the buyer was experiencing short term cash flow constraints. The Company determined that it would not pursue remedies available under the note at this time, and the parties executed a forbearance agreement along with a security agreement and a subordination agreement designed to allow more flexibility in timing of repayment; the principal amount and interest rate are unchanged. These contracts do not give the Company control over the business, and the Company may still leverage the remedies of the note should it deem such action necessary. The Company also provided an additional $0.1 million in short term funding, and the buyer has begun to repay that balance. The Company's maximum exposure to loss in the VIE is limited to the outstanding balance of

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

the note receivable (including accrued interest receivable) and the remaining balance of the short term funding, presented in the table below:

	At
	June 30, 2013	December 31, 2012
The Company's maximum exposure to loss in the VIE	$1,251	$1,139

7. Other Comprehensive Income

The following schedule presents the activity in accumulated other comprehensive income (loss), ("AOCI") for the following periods:

	For the Six Months Ended
	June 30, 2013
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)
Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(3,274)	564	(2,710)
Income tax benefit (expense)	1,146	(197)	949
Other comprehensive (loss) income before reclassifications, net of tax	(2,128)	367	(1,761)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(1,287)	559	(728)
Income tax expense (benefit)	451	(196)	255
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(836)	363	(473)
Current period other comprehensive (loss) income, net of tax	(2,964)	730	(2,234)
Less: comprehensive (loss) attributable to non-controlling interests	(11)	—	(11)
Balance at June 30, 2013, net of tax	$(764)	$(2,090)	$(2,854)

	For the Six Months Ended
	June 30, 2012
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2011, net of tax	$587	$(2,341)	$(1,754)
Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	1,234	(841)	393
Income tax (expense) benefit	(434)	294	(140)
Other comprehensive income (loss) before reclassifications, net of tax	800	(547)	253
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (loss)	(10)	44	34
Income tax expense (benefit)	3	(15)	(12)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(7)	29	22
Net current period other comprehensive income (loss), net of taxes	793	(518)	275
Less: comprehensive income attributable to non-controlling interests	1	—	1
Balance at June 30, 2012, net of tax	$1,379	$(2,859)	$(1,480)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following schedule presents the reclassifications out of AOCI for the following periods:

	For the Three Months Ended
	June 30, 2013	June 30, 2012	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains included in net income	$1,280	$13	Net realized investment gains
Related tax (expense)	(449)	(4)	Income taxes
Net of tax	$831	$9	Net Income

Unrealized loss on interest rate swap:
Reclassification of (losses) included in net income	$(282)	$(44)	Interest expense
Related tax benefit	99	15	Income taxes
Net of tax	$(183)	$(29)	Net Income

	For the Six Months Ended
	June 30, 2013	June 30, 2012	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains included in net income	$1,287	$10	Net realized investment gains
Related tax (expense)	(451)	(3)	Income taxes
Net of tax	$836	$7	Net Income

Unrealized loss on interest rate swap:
Reclassification of (losses) included in net income	(559)	(44)	Interest expense
Related tax benefit	196	15	Income taxes
Net of tax	$(363)	$(29)	Net Income

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

Acquisitions in 2012
On December 31, 2012, the Company acquired a 62.4% ownership interest in Digital Leash, LLC, d/b/a ProtectCELL for $20.0 million, which amount is deemed a Series A Contribution under the provisions of the related agreements. ProtectCELL provides membership plans for the protection of mobile wireless devices and other benefits including data management and identity theft protection. ProtectCELL is one of the leaders in mobile device protection plans and will spearhead Fortegra's efforts to expand its warranty and service contract business in the mobile and wireless device space. ProtectCELL's results are included in the Company's Payment Protection segment. As part of the acquisition, the Company also has an option, commencing after 2014, to acquire the remaining 37.6% ownership interest in ProtectCELL, at a price based on a sliding scale multiple of ProtectCELL's trailing twelve-month EBITDA ("Earnings before interest, taxes, depreciation and amortization"), less the Series A Contributions, multiplied by 37.6%. The option has no expiration, though the owners of the non-controlling interest have the right to defer the option commencement date for one year under certain conditions. The option must be exercised with respect to not less than all of the non-controlling interest, and is accounted for as an embedded derivative within the value of non-controlling interest.

On December 31, 2012, the Company acquired 100% of the outstanding stock ownership of 4Warranty Corporation, a leading warranty and extended service contract administrator with extensive expertise in the furniture, electronics, appliance, lawn and garden, and

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

fitness equipment markets. 4Warranty complements the Company's rapidly expanding warranty business. 4Warranty's results are included in the Company's Payment Protection segment.

On April 24, 2012, the Company acquired a 100% ownership interest in MHA & Associates LLC ("MHA"), for $0.3 million, obtaining the renewal rights of the business and hiring the prior owner to maintain and increase the block of business. MHA's results are included in the Company's Payment Protection segment.

During 2013, the Company received preliminary valuation studies prepared by external valuation experts for identifiable intangible assets, goodwill, deferred revenues, and non-controlling interest for the 2012 acquisitions of ProtectCELL and 4Warranty. The Company has provisionally accepted the results of these studies while continuing to review them in detail. Accordingly, the Consolidated Balance Sheet at December 31, 2012, has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, ("ASC 805"), for ProtectCELL and 4Warranty. Adjustments were recorded to the values of intangible assets and deferred revenues based upon completion of valuation models in the studies, and refinement of assumptions supporting those models, using discounted cash flow, relief from royalty, and/or other analytical techniques as presented in the valuation studies. With respect to ProtectCELL, the preliminary valuations of these balances allowed for a determination of the total value of the enterprise at December 31, 2012. Using this enterprise value, and a break-even analysis to determine the relative attribution of the Company's $20.0 million investment between the common and preferred units acquired, the preliminary valuation study assigned values of $7.9 million and $12.1 million to the acquired common and preferred units, respectively, and a fair value of $4.7 million to the non-controlling interest as shown in the table below. The adjustments noted above result in offsetting adjustments to goodwill. Please see the Consolidated Statement of Stockholders' Equity for the retrospective measurement period adjustment of the non-controlling interest for ProtectCELL, as well as the Notes, "Goodwill," and "Other Intangible Assets," for more information on the retrospective measurement period adjustments made in 2013 for both ProtectCELL and 4Warranty. The ProtectCELL and 4Warranty determinations are preliminary, mainly due to ongoing review of the preliminary studies.

The following table presents the allocation of purchase price recorded for the 2013 acquisition of RICC and the 2012 acquisitions of ProtectCELL and 4Warranty including the effects of the measurement period adjustments recorded in 2013 for the 2012 acquisitions, as discussed above.

	2012		2013
	Acquisitions		Acquisition
	4Warranty	ProtectCELL	RICC
Assets:
Cash and cash equivalents	$703	$350	$1,893
Restricted cash	72	7,438	—
Investments	—	—	2,488
Short-term investments	—	252	—
Accrued investment income	—	—	38
Notes receivable, net	—	6,341	—
Other receivables	357	2,312	—
Reinsurance receivables	—	—	200
Property and equipment, net	61	674	—
Other intangible assets, net	1,850	18,815	375
Other assets	—	1,470	10
Liabilities:
Unpaid claims	—	(176)	(200)
Accrued expenses, accounts payable and other liabilities	(310)	(2,644)	(9)
Deferred revenue	(1,260)	(30,000)	—
Income taxes payable	(273)	—	—
Deferred income taxes, net	(266)	—	—
Net assets acquired	934	4,832	4,795
Non-controlling interest	—	(4,745)	—
Purchase consideration (1) (2)	3,625	20,000	4,795
Goodwill	$2,691	$19,913	$—

(1) - The purchase consideration for the 4Warranty acquisition includes $0.3 million of contingent consideration and $0.3 million of hold back reserves, which estimates are unchanged in the current period and are expected to be paid out based on the agreed terms of the Stock Purchase Agreement.

(2) - The purchase consideration of $20.0 million for the ProtectCELL acquisition represents the 62.4% ownership interest acquired in the transaction, comprised of 62,400 common units and 20,000 preferred units, preliminarily valued at $7.9 million and $12.1 million respectively.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Disposition in 2013
In June 2013, the Company sold its wholly owned subsidiary Magna for a gross sales price of $3.0 million, less cash held by Magna, transferred in the sale, of $0.8 million. For the three and the six months ended June 30, 2013, the Company recorded a $0.4 million pre-tax gain on the sale of Magna, which is included on the Consolidated Statements of Income statement line item, "Gain on sale of subsidiary."

9. Goodwill

The following table presents goodwill by segment and includes the retrospective adjustments made to the balance of goodwill at December 31, 2012 to reflect the effect of the measurement period adjustments made in accordance with accounting requirements under ASC 805 for the acquisitions of ProtectCELL and 4Warranty:

		Payment Protection	BPO	Brokerage	Total
Balance as originally reported at December 31, 2012		$52,084	$12,970	$54,458	$119,512
Valuation adjustments as required under ASC 805 for ProtectCELL		8,181	—	—	8,181
Valuation adjustments as required under ASC 805 for 4Warranty		(33)	—	—	(33)
Adjusted balance at December 31, 2012		$60,232	$12,970	$54,458	$127,660

Balance at	June 30, 2013	$60,232	$12,970	$54,458	$127,660

10. Other Intangible Assets

The following table presents finite-lived other intangible assets and their respective amortization periods and includes the retrospective adjustments made to the balances at December 31, 2012, as required by ASC 805, for the ProtectCELL and 4Warranty acquisitions:

				June 30, 2013			December 31, 2012
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived other intangible assets:
Customer and agent relationships	5	to	15	$52,230	$(15,243)	$36,987	$52,230	$(12,340)	$39,890
Tradenames	8	to	10	1,200	(60)	1,140	1,200	—	1,200
Software	2.25	to	10	10,118	(4,099)	6,019	10,118	(3,385)	6,733
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	3,308	(2,767)	541	3,308	(2,716)	592
Total finite-lived other intangible assets				$67,404	$(22,717)	$44,687	$67,404	$(18,989)	$48,415

The following table presents the carrying amount of indefinite-lived other intangible assets:	At
	June 30, 2013	December 31, 2012
Tradenames	$21,875	$21,875
Licenses	375	—
Total	$22,250	$21,875

The following table includes the retrospective adjustments made to the balance of other intangible assets at December 31, 2012 to reflect the effect of these measurement period adjustments made in accordance with the accounting requirements under ASC 805 for the acquisitions of ProtectCELL and 4Warranty and the current period activity.

Balance as originally reported at December 31, 2012	$79,340
Valuation adjustments as required under ASC 805 for ProtectCELL	(9,000)
Valuation adjustments as required under ASC 805 for 4Warranty	(50)
Adjusted balance at December 31, 2012	70,290
Intangible assets acquired in 2013 - RICC acquisition	375
Less: Amortization expense	3,728
Balance at June 30, 2013	$66,937

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31 is presented below:

Remainder of 2013	$3,711
2014	7,422
2015	7,410
2016	6,750
2017	5,398
Thereafter	13,996
Total	$44,687

11. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities at:

	June 30, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$36,673	$361	$(432)	$36,602
Municipal securities	22,931	267	(378)	22,820
Corporate securities	65,345	554	(1,120)	64,779
Mortgage-backed securities	166	1	—	167
Total fixed maturity securities	$125,115	$1,183	$(1,930)	$124,368

Equity securities:
Common stock - publicly traded	$39	$5	$—	$44
Preferred stock - publicly traded	5,975	29	(160)	5,844
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,082	$43	$(173)	$6,952

	December 31, 2012
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$22,424	$761	$(7)	$23,178
Municipal securities	16,636	413	(8)	17,041
Corporate securities	67,627	2,461	(80)	70,008
Mortgage-backed securities	285	4	—	289
Asset-backed securities	123	2	—	125
Total fixed maturity securities	$107,095	$3,641	$(95)	$110,641

Equity securities:
Common stock - publicly traded	$39	$3	$—	$42
Preferred stock - publicly traded	4,975	133	(1)	5,107
Common stock - non-publicly traded	59	4	(5)	58
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$6,082	$144	$(6)	$6,220

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At
	June 30, 2013	December 31, 2012
Fair value of restricted investments for special deposits required by state insurance departments	$9,834	$10,988
Fair value of restricted investments in trust pursuant to reinsurance agreements	5,931	6,954
Fair value of restricted investments	$15,765	$17,942

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At
	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,361	$8,421	$5,557	$5,608
Due after one year through five years	70,621	70,863	58,378	60,323
Due after five years through ten years	23,299	22,483	24,983	25,900
Due after ten years	22,668	22,434	17,769	18,396
Mortgage-backed securities	166	167	285	289
Asset-backed securities	—	—	123	125
Total fixed maturity securities	$125,115	$124,368	$107,095	$110,641
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater at:

	June 30, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$19,433	$(432)	45	$—	$—	—	$19,433	$(432)	45
Municipal securities	7,277	(378)	13	—	—	—	7,277	(378)	13
Corporate securities	42,118	(1,079)	44	159	(41)	1	42,277	(1,120)	45
Total fixed maturity securities	$68,828	$(1,889)	102	$159	$(41)	1	$68,987	$(1,930)	103

Equity securities:
Preferred stock - publicly traded	$4,831	$(160)	8	$—	$—	—	$4,831	$(160)	8
Common stock - non-publicly traded	—	—	—	31	(13)	2	31	(13)	2
Total equity securities	$4,831	$(160)	8	$31	$(13)	2	$4,862	$(173)	10

	December 31, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$857	$(7)	11	$—	$—	—	$857	$(7)	11
Municipal securities	734	(8)	1	—	—	—	734	(8)	1
Corporate securities	12,625	(63)	16	183	(17)	1	12,808	(80)	17
Total fixed maturity securities	$14,216	$(78)	28	$183	$(17)	1	$14,399	$(95)	29

Equity securities:
Preferred stock - publicly traded	$198	$(1)	1	$—	$—	—	$198	$(1)	1
Common stock - non-publicly traded	—	—	—	39	(5)	2	39	(5)	2
Total equity securities	$198	$(1)	1	$39	$(5)	2	$237	$(6)	3

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company does not intend to sell the investments that are in an unrealized loss position at June 30, 2013 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of June 30, 2013, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and intent to hold the securities until recovery.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross proceeds from sales	$27,112	$2,427	27,524	$4,477

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross realized gains	$1,355	$21	$1,362	$22
Gross realized losses	(75)	(8)	(75)	(12)
Total net gains from investment sales	1,280	13	1,287	10
Impairment write-downs (other-than-temporary impairments)	—	—	—	—
Net realized investment gains	$1,280	$13	$1,287	$10

The following schedule details the components of net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed income securities	$681	$641	$1,424	$1,326
Cash on hand and on deposit	16	45	36	96
Common and preferred stock dividends	101	88	177	114
Notes receivable	68	63	140	126
Other income	—	35	114	70
Investment expenses	(114)	(140)	(230)	(257)
Net investment income	$752	$732	$1,661	$1,475

12. Reinsurance Receivables

The effects of reinsurance on premiums written and earned and on losses and loss adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$99,978	$91,854	$92,719	$84,787	$181,488	$183,976	$171,908	$170,845
Ceded	(63,810)	(58,173)	(57,805)	(52,882)	(114,487)	(117,153)	(104,036)	(106,968)
Net	$36,168	$33,681	$34,914	$31,905	$67,001	$66,823	$67,872	$63,877

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Losses and LAE incurred	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Direct and assumed	$22,485	$20,058	$43,525	$43,129
Ceded	(11,881)	(10,482)	(22,386)	(22,287)
Net losses and LAE incurred	$10,604	$9,576	$21,139	$20,842

The following table reflects the components of the reinsurance receivables:	At
	June 30, 2013	December 31, 2012
Prepaid reinsurance premiums: (1)
Life	$50,968	$53,117
Accident and health	34,052	34,266
Property	84,948	85,805
Total	169,968	173,188
Ceded claim reserves:
Life	1,422	1,786
Accident and health	8,747	9,263
Property	9,492	8,663
Total ceded claim reserves recoverable	19,661	19,712
Other reinsurance settlements recoverable	10,625	11,088
Reinsurance receivables	$200,254	$203,988
(1) Including policyholder account balances ceded.

The following table shows the aggregate amount included in reinsurance receivables that is comprised of the three largest recoverable balances from unrelated reinsurers:

	At
	June 30, 2013	December 31, 2012
Total of the three largest recoverable balances from unrelated reinsurers	$128,386	$126,633

At June 30, 2013 and December 31, 2012, respectively, the three unrelated reinsurers from whom the Company has the largest recoverable balances were: London Life Reinsurance Company (A. M. Best Rating -A); London Life International Reinsurance Corporation (A. M. Best Rating-NR-3) and Spartan Property Insurance Company (A. M. Best Rating - Non-rated). Because Spartan Property Insurance Company does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust accounts. At June 30, 2013, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

13. Note Payable

The Company's Notes Payable consisted of the following :	At
	June 30, 2013	December 31, 2012
Wells Fargo Bank, N.A., credit facility, maturing August 2017	$87,500	$89,438

Maximum balance allowed on the Wells Fargo Bank, N.A credit facility	$121,250	$123,750

Interest rate at the end of the respective period:	3.20%	2.76%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Aggregate maturities for the Company's note payable at June 30, 2013 are as follows:

Remainder of 2013	$2,500
2014	5,000
2015	5,000
2016	5,000
2017	70,000
Thereafter	—
Total	$87,500

$125.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
At June 30, 2013, the Company had a secured credit agreement (the "Credit Agreement"), which had an initial capacity of $125.0 million, entered into on August 2, 2012, with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement has a five year term, with an initial capacity of $125.0 million comprised of a $50.0 million term loan facility (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. In addition, the Term Loan Facility is reduced by mandatory quarterly principal payments.

At the Company's election, borrowings under the Revolving Facility will bear interest either at the base rate plus an applicable interest margin or the adjusted LIBO rate plus an applicable interest margin; provided, however, that all swingline loans will be base rate loans. The base rate is a fluctuating interest rate equal to the highest of: (i) Wells Fargo's publicly announced prime lending rate; (ii) the federal funds rate plus 0.50%; and (iii) the adjusted LIBO rate, determined on a daily basis for an interest period of one month, plus 1.0%. The adjusted LIBO rate is the rate per annum obtained by dividing (i) the London interbank offered rate ("LIBOR") for such interest period by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage (as defined in the Credit Agreement). The interest margin over the adjusted LIBO rate, initially set at 2.75%, may increase (to a maximum amount of 3.0%) or decrease (to a minimum amount of 2.0%) based on changes in the Company's leverage ratio. The interest margin over the base rate, initially set at 1.75%, may increase (to a maximum amount of 2.0%) or decrease (to a minimum amount of 1.0%) based on changes in the Company's leverage ratio.

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

The Company, at its option, may prepay any borrowing, in whole or in part, at any time and from time to time without premium or penalty. However, after the end of the Company's fiscal year (commencing with the fiscal year ending December 31, 2015), the Company is required to make mandatory principal prepayments of loans under the Facilities in an amount determined under the Credit Agreement based upon a percentage of the Company's Excess Cash Flow (as defined in the Credit Agreement) minus certain offset amounts relating to permitted acquisitions. In addition, the Company is required to make principal payments upon the occurrence of certain events, including upon certain dispositions of the Company's assets.

The Credit Agreement contains certain customary representations, warranties and covenants applicable to the Company for the benefit of the Administrative Agent and the lenders. The Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to the Company's capital structure and the capital structure of its subsidiaries without the Administrative Agent's prior consent. The Company's obligations under the Facilities may be accelerated or the commitments terminated upon the occurrence of an event of default under the Credit Agreement, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Financial Covenants
At June 30, 2013 and December 31, 2012, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at June 30, 2013 and the calculations used to arrive at each ratio:

Total Leverage Ratio - the ratio of (i) Consolidated Total Debt as of such date to (ii) Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the Measurement Period ending on or immediately prior to such date.

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

The following is a summary of the Credit Agreement's more significant financial covenants calculated at June 30, 2013, except for the RBC Ratios, which under the Credit Agreement reflect the ratios calculated as of the most recent fiscal year end, in this case December 31, 2012:

	Covenant	Actual At
Covenant	Requirement	June 30, 2013
Total leverage ratio	not more than 3.50	2.81
Fixed charge coverage ratio	not less than 2.00	2.95
Reinsurance ratio	not less than 50%	69.0%

		Actual At
RBC Ratios:		December 31, 2012
RBC Ratio - Bankers Life of Louisiana	not less than 250%	469.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,155.0%
RBC Ratio - Insurance Company of the South	not less than 250%	378.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	255.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	386.0%

14. Derivative Financial Instruments - Interest Rate Swap

The Company has an interest rate swap (the "Swap") with Wells Fargo Bank, N.A, pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap, which is designated as a cash flow hedge, commenced in June 2012 and expires in June 2017.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the Consolidated Balance Sheets each is reported:

	Balance Sheet Location	At
		June 30, 2013	December 31, 2012
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000

Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	$(3,216)	$(4,338)

Unrealized loss, net of tax, on the fair value of the Swap	AOCI	$(2,090)	$(2,820)

Variable rate of the interest rate swap		0.27%	0.31%
Fixed rate of the interest rate swap		3.47%	3.47%

The following table summarizes the pretax impact of the Swap on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gain (loss) recognized in AOCI on the derivative-effective portion	$532	$(771)	$564	$(841)

Loss reclassified from AOCI into income-effective portion	$282	$44	$559	$44

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

At
June 30, 2013
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,133

15. Stock-Based Compensation

Stock Options
The Company did not grant stock options during the three months ended June 30, 2013. During the six months ended June 30, 2013, the Company granted 228,981 performance-based stock options under the Company's Long-Term Incentive Plan ("LTIP"). The performance-based awards will vest, if at all, should the Company achieve three-year performance goals on or before December 31, 2015 for (i) net revenue (Compound Annual Growth Rate), (ii) earnings growth (Net Income) and (iii) profitable growth (Return on Average Equity). The performance metrics are equally weighted such that achievement of any one target results in vesting of one-third of the total equity award. If any of the target(s) are not attained by December 31, 2015, the one-third portion(s) of the award associated with the unattained target(s) will be canceled.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

A summary of the Company's time- and performance-based stock option activity for the six months ended June 30, 2013 is presented below:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)
Balance, December 31, 2012	2,016,231	$4.38	1,690,040	$3.66	185,000	$8.00	—	$—
Granted	—	—	—	—	228,981	8.89	—	—
Vested	—	—	23,048	9.86	—	—	—	—
Exercised	(6,250)	7.84	(6,250)	7.84	—	—	—	—
Canceled/forfeited	(28,750)	7.87	—	—	(60,557)	8.67	—	—
Balance, June 30, 2013	1,981,231	$4.32	1,706,838	$3.73	353,424	$8.46	—	$—

Weighted average remaining contractual term at June 30, 2013 (in years)	4.4		3.8		9.3		0

The following presents the Company's outstanding and exercisable time- and performance-based stock options by exercise price at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price (in dollars per share)	Option Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price (in dollars per share)	Option Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price (in dollars per share)
$3.03	787,500	2.38	$3.03	787,500	2.38	$3.03
3.25	757,963	4.32	3.25	757,963	4.32	3.25
7.84	232,500	8.00	7.84	82,300	8.00	7.84
7.93	5,000	9.25	7.93	—	—	—
7.97	110,000	9.17	7.97	—	—	—
8.00	170,000	9.00	8.00	—	—	—
8.89	183,424	9.51	8.89	—	—	—
11.00	88,268	7.46	11.00	79,075	7.46	11.00
Totals	2,334,655	5.14	$4.95	1,706,838	3.75	$3.73

Information on time- and performance-based stock options, vested and expected to vest, is as follows:	At
June 30, 2013
Number of shares vested and expected to vest	2,136,484
Weighted average remaining contractual life (in years)	4.74
Weighted average exercise price per option (in dollars)	$4.59
Intrinsic value	$5,765

The weighted average assumptions used to estimate the fair values of the stock options granted is as follows:

For the Six Months Ended
June 30, 2013
Expected term (in years)	8.22
Expected volatility	31.89%
Expected dividends	—%
Risk-free rate	1.42%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Restricted Stock Awards
The Company granted 2,601 time-based restricted stock awards during the three months ended June 30, 2013. During the six months ended June 30, 2013, the Company granted 76,326 performance-based restricted stock awards under the LTIP. The performance-based restricted stock awards will vest based on the same criteria as the performance based stock options described in the above section titled, "Stock Options."

In addition, during the six months ended June 30, 2013, the Company granted a total of 75,000 time-based restricted stock awards, equally distributed, to five of its Directors. The restricted stock vests equally on each of the three anniversaries of the grant date.

A summary of the Company's time- and performance-based restricted stock award activity for the six months ended June 30, 2013 is presented below:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value (in dollars per share)	Shares	Weighted Average Grant Date Fair Value (in dollars per share)
Shares outstanding at December 31, 2012	103,000	$8.00	80,861	$11.00
Granted	77,601	9.47	76,326	8.89
Vested	(20,000)	7.24	—	—
Forfeited	—	—	(15,185)	8.89
Shares outstanding at June 30, 2013	160,601	$8.80	142,002	$10.09

Stock-Based Compensation Expense
Total time- and performance-based stock-based compensation expense and the related income tax (benefit), as recognized on the Consolidated Statements of Income, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Personnel costs	$204	$121	$388	$242
Other operating expenses	124	69	242	128
Income tax benefit	(126)	(73)	(241)	(142)
Net stock-based compensation expense	$202	$117	$389	$228

Additional information on total non-vested stock-based compensation is as follows:	At
	June 30, 2013
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$841	$1,363
Weighted-average recognition period (in years)	2.3	3.9

For the three and six months ended June 30, 2013, the Company did not recognize expense on 183,424 performance-based stock options nor on 61,141 performance-based restricted stock awards because the attainment of the performance metrics associated with these awards was not probable based on current projections.

Employee Stock Purchase Plan ("ESPP")
The following table details the information related to the Company's ESPP for the six month period offering period ending on:

	June 30, 2013	June 30, 2012
Common stock issued under the ESPP (in shares)	26,019	29,405
Weighted-average purchase price per share by participant in the ESPP	$5.83	$5.68
Total cash proceeds received from the issuance of common shares under the ESPP	$152	$167
ESPP compensation costs recognized	$46	$46

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

The provision for income taxes consisted of the following:	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Current	$3,656	$1,178	$3,964	$3,129
Deferred	(1,230)	930	(184)	866
Income taxes	$2,426	$2,108	$3,780	$3,995

The reconciliation of the income tax expense at the federal statutory income tax rate of 35% is as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$2,470	35.00%	$2,123	35.00%	$4,102	35.00%	$3,985	35.00%
Effect of:
Small life deduction	(82)	(1.16)	(114)	(1.88)	(191)	(1.63)	(228)	(2.00)
Non-deductible expenses	21	0.30	18	0.30	47	0.40	65	0.57
Tax exempt interest	(39)	(0.55)	(32)	(0.53)	(70)	(0.60)	(65)	(0.57)
State taxes	76	1.08	123	2.03	246	2.10	249	2.19
Prior year tax true-up	—	—	—	—	—	—	(1)	(0.01)
Non-controlling interest	(65)	(0.92)	—	—	(351)	(2.99)	—	—
Other, net	45	0.64	(10)	(0.16)	(3)	(0.03)	(10)	(0.09)
Income taxes	$2,426	34.39%	$2,108	34.76%	$3,780	32.25%	$3,995	35.09%

The Company's majority-owned subsidiary, ProtectCELL, is taxed as a partnership, therefore, the non-controlling interest is recorded on a pre-tax basis, and the tax effect is shown in the income tax rate reconciliation in the above table. The Company records tax balances only on its ownership interest in ProtectCELL.

At June 30, 2013, the Company had a net operating loss carry forward of $0.5 million, which is subject to certain limitations under Internal Revenue Code ("IRC") Section 382 and will begin to expire in 2019. The Company expects full utilization of the net operating loss carryforward by the end of 2013.

In addition, the Company has research and experimentation tax credit carry forwards for federal and state income tax purposes in the amount of $0.5 million and $0.2 million, respectively. The Federal Research Credit is also subject to certain limitations under IRC Section 382. The Federal Research Credit carry forwards will begin to expire in 2019. The Company carries a $0.2 million liability against the deferred tax asset associated with these credits, unchanged in the current period.

During the later part of 2012, the Company was under examination by the Internal Revenue Service ("IRS") for the 2009 and 2010 tax years. In February 2013, the IRS completed its field audit for those tax years and in March 2013, the Company received notice from the IRS that the audit report has been fully approved. The Company has agreed to those findings and paid $57.0 thousand, which was expensed during the first quarter of 2013.

The Company has reviewed its uncertain tax positions and management has concluded that there are no additional amounts required to be recorded in accordance with ASC 740-10.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

17. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$15,590	$15,590	$15,209	$15,209
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	36,602	36,602	23,178	23,178
Municipal securities	22,820	22,820	17,041	17,041
Corporate securities	64,779	64,779	70,008	70,008
Mortgage-backed securities	167	167	289	289
Asset-backed securities	—	—	125	125
Equity securities:
Common stock - publicly traded	44	44	42	42
Preferred stock - publicly traded	5,844	5,844	5,107	5,107
Common stock - non-publicly traded	51	51	58	58
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	4,887	4,887	11,290	11,290
Accounts and premiums receivable, net	37,115	37,115	27,302	27,302
Other receivables	32,848	32,848	13,393	13,393
Short-term investments	971	971	1,222	1,222
Total financial assets	$222,731	$222,731	$185,277	$185,277

Financial liabilities:
Notes payable	$87,500	$87,500	$89,438	$89,438
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	3,216	3,216	4,338	4,338
Total financial liabilities	$125,716	$125,716	$128,776	$128,776

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

At June 30, 2013		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$36,602	$—	$36,602	$—
Municipal securities	22,820	—	22,820	—
Corporate securities	64,779	—	64,779	—
Mortgage-backed securities	167	—	167	—
Asset-backed securities	—	—	—	—
Equity securities:
Common stock - publicly traded	44	44	—	—
Preferred stock - publicly traded	5,844	5,844	—	—
Common stock - non-publicly traded	51	—	—	51
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	971	971	—	—
Total assets	$132,291	$6,859	$124,368	$1,064

Financial Liabilities:
Interest rate swap	$3,216	$—	$3,216	$—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At December 31, 2012		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$23,178	$—	$23,178	$—
Municipal securities	17,041	—	17,041	—
Corporate securities	70,008	—	69,956	52
Mortgage-backed securities	289	—	289	—
Asset-backed securities	125	—	125	—
Equity securities:
Common stock - publicly traded	42	42	—	—
Preferred stock - publicly traded	5,107	5,107	—	—
Common stock - non-publicly traded	58	—	—	58
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	1,222	1,222	—	—
Total Assets	$118,083	$6,371	$110,589	$1,123

Financial Liabilities:
Interest rate swap	$4,338	$—	$4,338	$—

The Company did not transfer any fixed maturity or equity securities between Level 1 and Level 2 for the six months ended June 30, 2013. For the six months ended June 30, 2013, 1 corporate security was transferred from Level 3 to Level 2. This transfer occurred due to the availability of Level 2 pricing for the corporate security, which was unavailable in prior periods. The Company's use of Level 3 unobservable inputs included 5 individual securities that accounted for 0.8% of total investments at June 30, 2013. The Company utilized an independent third party pricing service to value 3 of the Level 3 securities. The value of 2 equity securities in Level 3, which are non-publicly traded preferred stocks, were calculated by the Company. One of the equity securities, with a value of $1.0 million, was valued by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. The second Level 3 equity security, with a value of $13.0 thousand was valued by estimating the total value of the Class-A shares outstanding by the issuer and a review of the issuer's audited financial statements. At December 31, 2012, the Company had 7 individual securities valued under Level 3 that accounted for 1.0% of total investments.

The following table summarizes the changes in Level 3 assets measured at fair value:	For the Six Months Ended
	June 30, 2013	June 30, 2012
Beginning balance, January 1,	$1,123	$1,204
Total realized (unrealized) investment gains (losses):
Included in net income	—	(2)
Included in other comprehensive (loss)	(32)	(19)
Sales	—	(46)
Transfers (out of) into Level 3	(27)	57
Ending balance, June 30,	$1,064	$1,194

18. Statutory Reporting and Insurance Subsidiaries Dividend Restrictions

The Company's insurance subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. All dividends from subsidiaries were eliminated in the Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table sets forth the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	For the Six Months Ended	For the Twelve Months Ended
	June 30, 2013	December 31, 2012
Ordinary dividends	$231	$2,783
Extraordinary dividends	—	—
Total dividends	$231	$2,783

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance subsidiaries for the following periods:

	At
	June 30, 2013	December 31, 2012
Combined statutory capital and surplus of the Company's insurance subsidiaries	$60,116	$53,885

Required minimum statutory capital and surplus	$17,200	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$4,228	$4,500

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of June 30, 2013 and December 31, 2012, respectively.

19. Commitments and Contingencies

Commitments
The Company may, from time to time and in the ordinary course of normal business, enter into certain contractual obligations or commitments.

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

In the Motor Clubs business in the Payment Protection segment, the Company is currently a defendant in Dill and Thurman v. Continental Car Club, Inc. and Fortegra Financial Corp., which was filed on August 18, 2011 in the Tennessee Chancery Court, Rhea County.  The Plaintiffs assert claims for breach of their employment and non-competition agreements, among other claims, and seek injunctive relief and damages in connection with the Company's purchase of Continental Car Club, Inc. from Plaintiffs in May 2010.  The trial court ruled in November 2012 that Plaintiffs resigned for good reason from the Company, the result of which is that the Company can enforce the non-competition and non-solicitation provisions contained in the Plaintiffs' employment agreements for a period of up to two years, but that the Company is required to pay Plaintiffs base salary and accrued benefits during such period. As of June 30, 2013, the value of such salary and benefits is $0.7 million; the value would increase over time through the two-year period to an estimated maximum of approximately $0.8 million.  The Company appealed this ruling and oral arguments were held on August 8, 2013.  The Company believes that it is not probable that the judgment will be upheld through the appeal process, and that reasonably possible outcomes range from $0 to the amount of the judgment.  Accordingly, the Company has not recorded a charge with respect to this loss contingency as of June 30, 2013.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's business segment results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Segment Net Revenue
Payment Protection
Service and administrative fees	$42,568	$16,959	$76,768	$34,762
Ceding commission	6,957	7,210	14,120	14,274
Net investment income	752	732	1,661	1,475
Net realized investment gains	1,280	13	1,287	10
Other income (1)	661	48	752	120
Net earned premium	33,681	31,905	66,823	63,877
Net losses and loss adjustment expenses	(10,604)	(9,576)	(21,139)	(20,842)
Member benefit claims	(11,114)	(1,098)	(20,092)	(2,401)
Commissions	(41,611)	(31,282)	(76,973)	(63,270)
Total Payment Protection Net Revenue	22,570	14,911	43,207	28,005
BPO	3,969	4,409	8,183	8,614
Brokerage
Brokerage commissions and fees	9,891	9,364	19,622	18,884
Service and administrative fees	389	418	833	921
Total Brokerage	10,280	9,782	20,455	19,805
Total segment net revenue	36,819	29,102	71,845	56,424

Operating Expenses
Payment Protection	14,778	8,729	29,670	16,642
BPO	2,780	3,351	6,336	6,484
Brokerage	7,517	7,224	14,720	14,309
Total operating expenses	25,075	19,304	50,726	37,435

EBITDA
Payment Protection	7,792	6,182	13,537	11,363
BPO	1,189	1,058	1,847	2,130
Brokerage	2,763	2,558	5,735	5,496
Total EBITDA	11,744	9,798	21,119	18,989

Depreciation and Amortization
Payment Protection	1,634	865	3,409	1,714
BPO	833	498	1,667	1,001
Brokerage	680	778	1,337	1,646
Total depreciation and amortization	3,147	2,141	6,413	4,361

Interest Expense
Payment Protection	1,065	971	2,022	1,983
BPO	175	259	352	526
Brokerage	304	360	614	733
Total interest expense	1,544	1,590	2,988	3,242

Income (loss) before income taxes and non-controlling interests
Payment Protection	5,093	4,346	8,106	7,666
BPO	181	301	(172)	603
Brokerage	1,779	1,420	3,784	3,117
Total income before income taxes and non-controlling interests	7,053	6,067	11,718	11,386
Income taxes	2,426	2,108	3,780	3,995
Less: net income attributable to non-controlling interests	185	15	1,003	33
Net income	$4,442	$3,944	$6,935	$7,358

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

(1)- Includes the $402 gain on sale of subsidiary for the three and six months ended June 30, 2013.

The following table reconciles segment information to the Company's Consolidated Statements of Income and provides a summary of other key financial information for each segment:

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Segment Net Revenue
Payment Protection (1)	$22,570	$14,911	$43,207	$28,005
BPO	3,969	4,409	8,183	8,614
Brokerage	10,280	9,782	20,455	19,805
Segment net revenues	36,819	29,102	71,845	56,424
Net losses and loss adjustment expenses	10,604	9,576	21,139	20,842
Member benefit claims	11,114	1,098	20,092	2,401
Commissions	41,611	31,282	76,973	63,270
Total segment revenue	100,148	71,058	190,049	142,937

Operating Expenses
Payment Protection	14,778	8,729	29,670	16,642
BPO	2,780	3,351	6,336	6,484
Brokerage	7,517	7,224	14,720	14,309
Total operating expenses	25,075	19,304	50,726	37,435
Net losses and loss adjustment expenses	10,604	9,576	21,139	20,842
Member benefit claims	11,114	1,098	20,092	2,401
Commissions	41,611	31,282	76,973	63,270
Total operating expenses before depreciation, amortization and interest expense	88,404	61,260	168,930	123,948

EBITDA
Payment Protection	7,792	6,182	13,537	11,363
BPO	1,189	1,058	1,847	2,130
Brokerage	2,763	2,558	5,735	5,496
Total EBITDA	11,744	9,798	21,119	18,989

Depreciation and amortization
Payment Protection	1,634	865	3,409	1,714
BPO	833	498	1,667	1,001
Brokerage	680	778	1,337	1,646
Total depreciation and amortization	3,147	2,141	6,413	4,361

Interest Expense
Payment Protection	1,065	971	2,022	1,983
BPO	175	259	352	526
Brokerage	304	360	614	733
Total interest expense	1,544	1,590	2,988	3,242

Income (loss) before income taxes and non-controlling interests
Payment Protection	5,093	4,346	8,106	7,666
BPO	181	301	(172)	603
Brokerage	1,779	1,420	3,784	3,117

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total income before income taxes and non-controlling interests	7,053	6,067	11,718	11,386
Income taxes	2,426	2,108	3,780	3,995
Less: net income attributable to non-controlling interests	185	15	1,003	33
Net income	$4,442	$3,944	$6,935	$7,358
(1)- Includes the $402 gain on sale of subsidiary for the three and six months ended June 30, 2013.

21. Related Party Transactions

In conjunction with the December 31, 2012 acquisition of ProtectCELL, the Company assumed an office space lease between ProtectCELL and 39500 High Pointe, LLC ("High Pointe"). The ownership of High Pointe includes three members who were the founding members of ProtectCELL and are now employees of the Company. The Company made lease payments to High Pointe during the three and six months ended June 30, 2013, which are reflected in the table below.

At December 31, 2012, ProtectCELL held a $6.1 million note receivable carrying an interest rate of 8.00% from High Pointe, which was fully secured by a mortgage on the office building owned by High Pointe (see above lease). On March 15, 2013, ProtectCELL received $6.1 million from High Pointe, representing the full payoff of the outstanding balance of the note receivable. The Company only recorded interest income on this note receivable during the three months ended March 31, 2013.

An executive officer of ProtectCELL owns multiple wireless retail locations, which sell ProtectCELL protection plans to wireless retail customers. For the three and six months ended June 30, 2013, the Company recorded income from and paid commissions for this related party arrangement, which are reflected in the table below.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who have consulting relationships with the Company. The Company made lease payments to Source for the three and six months ended June 30, 2013, which are reflected in the table below.

In January 2012, the Company recorded a receivable due from an officer of the Company relating to the 2010 acquisition of South Bay Acceptance Corporation, which had a balance of $0.1 million at June 30, 2013 and December 31, 2012, respectively.

In December 2011, the Company entered into an information technology support services agreement (the "IT Agreement") with a company for which a member serving on the Company's Board of Directors also serves on the board of the company receiving the information technology support services. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement. The Company recorded income from the IT Agreement during the three and six months ended June 30, 2012, which is reflected in the table below.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. In conjunction with this Marketing Agreement, during April 2013, the Company entered into an agreement under which the Marketer began selling insurance-related products of the Company to the Marketer's customers. The Company recorded income, associated with the sale of the Company's insurance-related products, for the three and six months ended June 30, 2013, which are reflected in the table below.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table details the amounts recorded on the Company's Consolidated Balance Sheets and Consolidated Statements of Income resulting from related party transactions:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income recorded by ProtectCELL for protection plans sold	$595	$—	$1,102	$—
Income recorded for the sale of the Company's insurance-related products under the Marketing Agreement	268	—	268	—
Income recorded from the IT Agreement	—	93	—	218
Total related party income recorded by the Company	$863	$93	$1,370	$218

Interest income recorded on related party notes receivable	$—	$—	$21	$—

Lease expense paid to 39500 High Pointe, LLC	$103	$—	$197	$—
Lease expense paid to Source International Incorporated	29	—	58	—
Total related party lease expense	$132	$—	$255	$—

Commissions paid by ProtectCELL for protection plans sold	$246	$—	$451	$—

			At
			June 30, 2013	December 31, 2012
Notes receivable from related parties			$134	$6,269

22. Subsequent Event

Subsequent events have been measured through the date on which the Consolidated Financial Statements were filed. Management has determined that the following event merits disclosure as a subsequent event:

Share Repurchase Program
In August 2013, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to an additional $5.0 million of the Company's outstanding common stock from time to time through open market or private transactions. This additional authorization expands the Company's share repurchase program from $10.0 million as authorized by the Board in November 2011 to $15.0 million. As of June 30, 2013, the Company has repurchased $7.8 million of its common stock under the existing program.

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

Executive Summary
Our net income for the three months ended June 30, 2013 increased $0.5 million, or 12.6%, to $4.4 million from $3.9 million for the three months ended June 30, 2012 and was positively impacted by pre-tax gains of $1.3 million on the sale of investment securities and a pre-tax gain of $0.4 million on the sale of Magna Insurance Company. Earnings per diluted share increased 15.8% to $0.22 for the three months ended June 30, 2013 from $0.19 for the same period in 2012.

For the three months ended June 30, 2013, our total revenues increased $29.1 million, or 40.9%, to $100.1 million from $71.1 million for the same period in 2012, with the increase in revenues primarily attributable to our December 31, 2012 acquisitions of ProtectCELL and 4Warranty, which accounted for $24.9 million and $0.6 million of the increase, respectively. Total revenues for the three months ended June 30, 2013 included $1.3 million of realized investment gains and a $0.4 million gain on the sale of our Magna Insurance Company.

Total expenses increased $28.1 million, or 43.2%, to $93.1 million for the three months ended June 30, 2013 from $65.0 million for the same period in 2012. The majority of the increase for the 2013 period was due to our 2012 acquisitions of ProtectCELL and 4Warranty, which added $23.9 million and $0.7 million to expenses, respectively. Total expenses for the 2013 period also include an increase of $0.6 million in amortization of intangibles with the majority of the increase attributable to the 2012 acquisitions. Also, depreciation increased in the 2013 period, compared to the 2012 period, by $0.4 million from additional assets being placed in service during the month of December 2012.

Our net income for the six months ended June 30, 2013 decreased $0.4 million, or 5.7%, to $6.9 million from $7.4 million for the six months ended June 30, 2012 and was positively impacted by pre-tax gains of $1.3 million on the sale of investment securities and a pre-tax gain of $0.4 million on the sale of Magna Insurance Company. The positive factors were nearly offset by the additional $1.2 million in costs associated with our previously announced consolidation of operations plan, discussed below. Earnings per diluted share decreased 5.6% to $0.34 for the six months ended June 30, 2013 from $0.36 for the same period in 2012.

For the six months ended June 30, 2013, our total revenues increased $47.1 million, or 33%, to $190.0 million from $142.9 million for the same period in 2012, with the increase in revenues primarily attributable to our December 31, 2012 acquisitions of ProtectCELL and 4Warranty, which accounted for $40.4 million and $1.3 million of the increase, respectively. Total revenues for the six months ended June 30, 2013 also included $1.3 million of realized investment gains and a $0.4 million gain on the sale of our Magna Insurance Company.

Total expenses increased $46.8 million, or 35.6%, to $178.3 million for the six months ended June 30, 2013 from $131.6 million for the same period in 2012. The majority of the increase was due to our 2012 acquisitions of ProtectCELL and 4Warranty, which added $38.0 million and $1.2 million to expenses, respectively. The 2013 expenses also included $1.2 million in costs associated with our previously announced consolidation of operations plan, discussed below. Total expenses for the 2013 period also included an increase of $1.1 million in amortization of intangibles with the majority of the increase attributable to the 2012 acquisitions. Also, depreciation increased in the 2013 period by $1.0 million, compared to the 2012 period, from additional assets being placed in service during the month of December 2012.

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

In June 30, 2013, we sold our wholly owned subsidiary, Magna Insurance Company, for a sales price of $3.0 million and realized a $0.4 million pre-tax gain on the sale which is included in our results for both the three and the six months ended June 30, 2013.

During the three months ended June 30, 2013 we repurchased 200,000 shares under our share repurchase plan at an aggregate value of $1.4 million. We view our share repurchase plan as an effective method of creating stockholder value and a prudent use of available cash.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2013 are unchanged from the disclosures presented in the MD&A of Fortegra's 2012 Annual Report on Form 10-K.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, please see the Note "Recent Accounting Standards" of the Notes to Consolidated Financial Statements of this Form 10-Q.

COMPONENTS OF REVENUES AND EXPENSES
For a complete discussion of our "Components of Revenues and Expenses," please see the MD&A in Part II, Item 7, of Fortegra's 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following tables set forth our Consolidated Statements of Income for the following periods:

(in thousands, except shares, per share amounts and percentages)	For the Three Months Ended
	June 30, 2013	June 30, 2012	Change from 2012	% Change from 2012
Revenues:
Service and administrative fees	$46,926	$21,786	$25,140	115.4%
Brokerage commissions and fees	9,891	9,364	527	5.6
Ceding commission	6,957	7,210	(253)	(3.5)
Net investment income	752	732	20	2.7
Net realized investment gains	1,280	13	1,267	9,746.2
Net earned premium	33,681	31,905	1,776	5.6
Other income	259	48	211	439.6
Gain on sale of subsidiary	402	—	402	100.0
Total revenues	100,148	71,058	29,090	40.9

Expenses:
Net losses and loss adjustment expenses	10,604	9,576	1,028	10.7
Member benefit claims	11,114	1,098	10,016	912.2
Commissions	41,611	31,282	10,329	33.0
Personnel costs	14,594	12,367	2,227	18.0
Other operating expenses	10,481	6,937	3,544	51.1
Depreciation and amortization	1,367	975	392	40.2
Amortization of intangibles	1,780	1,166	614	52.7
Interest expense	1,544	1,590	(46)	(2.9)
Total expenses	93,095	64,991	28,104	43.2
Income before income taxes and non-controlling interests	7,053	6,067	986	16.3
Income taxes	2,426	2,108	318	15.1
Income before non-controlling interests	4,627	3,959	668	16.9
Less: net income attributable to non-controlling interests	185	15	170	1,133.3
Net income	$4,442	$3,944	$498	12.6%

Earnings per share:
Basic	$0.23	$0.20
Diluted	$0.22	$0.19
Weighted average common shares outstanding:
Basic	19,540,610	19,705,276
Diluted	20,523,090	20,632,233

(in thousands, except shares, per share amounts and percentages)	For the Six Months Ended
	June 30, 2013	June 30, 2012	Change from 2012	% Change from 2012
Revenues:
Service and administrative fees	$85,784	$44,297	$41,487	93.7%
Brokerage commissions and fees	19,622	18,884	738	3.9
Ceding commission	14,120	14,274	(154)	(1.1)
Net investment income	1,661	1,475	186	12.6
Net realized investment gains	1,287	10	1,277	12,770.0
Net earned premium	66,823	63,877	2,946	4.6
Other income	350	120	230	191.7
Gain on sale of subsidiary	402	—	402	100.0%
Total revenues	190,049	142,937	47,112	33.0

Expenses:
Net losses and loss adjustment expenses	21,139	20,842	297	1.4
Member benefit claims	20,092	2,401	17,691	736.8
Commissions	76,973	63,270	13,703	21.7
Personnel costs	30,440	23,759	6,681	28.1
Other operating expenses	20,286	13,676	6,610	48.3
Depreciation and amortization	2,685	1,713	972	56.7
Amortization of intangibles	3,728	2,648	1,080	40.8
Interest expense	2,988	3,242	(254)	(7.8)
Total expenses	178,331	131,551	46,780	35.6
Income before income taxes and non-controlling interests	11,718	11,386	332	2.9
Income taxes	3,780	3,995	(215)	(5.4)
Income before non-controlling interests	7,938	7,391	547	7.4
Less: net income attributable to non-controlling interests	1,003	33	970	2,939.4
Net income	$6,935	$7,358	$(423)	(5.7)%

Earnings per share:
Basic	$0.35	$0.37
Diluted	$0.34	$0.36
Weighted average common shares outstanding:
Basic	19,548,632	19,792,763
Diluted	20,583,951	20,686,812

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended June 30, 2013 increased $25.1 million, or 115.4%, to $46.9 million from $21.8 million for the three months ended June 30, 2012. The increase resulted from $24.9 million and $0.6 million in current period revenues attributable to the 2012 acquisition of ProtectCELL and 4Warranty, respectively.

Service and administrative fees for the six months ended June 30, 2013 increased $41.5 million, or 93.7%, to $85.8 million from $44.3 million for the six months ended June 30, 2012. The increase resulted from $40.2 million and $1.3 million in current period revenues attributable to the 2012 acquisition of ProtectCELL and 4Warranty, respectively.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended June 30, 2013 increased $0.5 million, or 5.6%, to $9.9 million from $9.4 million for the three months ended June 30, 2012. For the 2013 period, eReinsure and B&G increased $0.4 million and $0.2 million, respectively, compared to the same period in 2012, offset by a decline in premium financing, and collateral recovery revenues.

Brokerage commissions and fees for the six months ended June 30, 2013 increased $0.7 million, or 3.9%, to $19.6 million from $18.9 million for the six months ended June 30, 2012. For the 2013 period, B&G and eReinsure increased $0.4 million and $0.4 million, respectively, compared to the same period in 2012, offset by a decline in premium financing, and collateral recovery revenues.

Ceding Commission

Ceding commission for the three months ended June 30, 2013 decreased $0.3 million, or 3.5%, to $7.0 million from $7.2 million for the three months ended June 30, 2012. This decrease primarily resulted from lower underwriting results on the business ceded, based on mix of product and related losses and commission expenses.

Ceding commission for the six months ended June 30, 2013 decreased $0.2 million, or 1.1%, to $14.1 million from $14.3 million for the six months ended June 30, 2012. This decrease primarily resulted from lower underwriting results on the business ceded, based on mix of product and related losses and commission expenses.

Net Investment Income
Net investment income for the three months ended June 30, 2013 increased $20.0 thousand, or 2.7%, to $0.8 million compared to $0.7 million for the three months ended June 30, 2012 and for the six months ended June 30, 2013 increased $0.2 million, or 12.6%, to $1.7 million compared to $1.5 million for the six months ended June 30, 2012. The increase for both periods in 2013 compared with both periods in 2012 was principally due to a higher average balance of fixed income securities, which was partially offset by an overall decrease in yields on our investment portfolio.

Net Realized Investment Gains
Net realized gains on the sale of investments totaled $1.3 million for the three months ended June 30, 2013 compared to net realized gains of $13.0 thousand for the three months ended June 30, 2012.

Net realized gains on the sale of investments totaled $1.3 million for the six months ended June 30, 2013 compared to net realized gains of $10.0 thousand for the six months ended June 30, 2012. Nearly all of the gains for the six months ended June 30, 2013 were attributable to the sales occurring during the three months ended June 30, 2013.

Net Earned Premium
Net earned premium for the three months ended June 30, 2013 increased $1.8 million, or 5.6%, to $33.7 million from $31.9 million for the three months ended June 30, 2012. For the 2013 period, direct and assumed earned premium increased $7.1 million resulting from increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $5.3 million, or 10.0%, for the three months ended June 30, 2013. On average, we maintained a 63.3% overall cession rate of direct and assumed earned premium for the six months ended June 30, 2013 compared with 62.4% for the 2012 period.

Net earned premium for the six months ended June 30, 2013 increased $2.9 million, or 4.6%, to $66.8 million from $63.9 million for the six months ended June 30, 2012. For the 2013 period, direct and assumed earned premium increased $13.1 million resulting from increased production from existing clients and new clients distributing our credit insurance and warranty products and geographic expansion. Because of this increase, ceded earned premiums increased $10.2 million, or 9.5%, for the six months ended June 30, 2013. On average, we maintained a 63.7% overall cession rate of direct and assumed earned premium for the six months ended June 30, 2013 compared with 62.6% for the 2012 period.

Other Income
Other income totaled $0.3 million and $48.0 thousand for the three months ended June 30, 2013 and 2012, respectively.

Other income totaled $0.4 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Gain on Sale of Subsidiary
In June 2013, the Company sold its 100% interest in Magna Insurance Company and realized a gain of $0.4 million, which is included in the results for both the three and six months ended June 30, 2013.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended June 30, 2013 increased $1.0 million, or 10.7%, to $10.6 million, from $9.6 million for the three months ended June 30, 2012.  Our net losses and loss adjustment expense ratio increased from 30.0% in 2012 to 31.5% in 2013. The increase in net losses and loss adjustment expense ratio was primarily driven by unfavorable loss experience for the 2013 period. For the 2013 period, our direct and assumed losses increased by $2.4 million, or 12.1%, as compared with the same period in 2012. For the 2013 period, our ceded losses were higher by $1.4 million, or 13.3%, compared with the same period in 2012, partially offsetting the increase in direct and assumed losses and loss adjustment expense. On average, we maintained a 52.8% and 52.3% overall cession rates of direct and assumed losses and loss adjustment expenses for the three months ended June 30, 2013 and 2012, respectively.

Net losses and loss adjustment expenses for the six months ended June 30, 2013 increased $0.3 million, or 1.4%, to $21.1 million, from $20.8 million for the six months ended June 30, 2012.  Our net losses and loss adjustment expense ratio improved from 32.6%

in 2012 to 31.6% in 2013. The decrease in net losses and loss adjustment expense ratio was primarily driven by favorable loss experience in the first quarter of 2013. For the 2013 period, our direct and assumed losses increased by $0.4 million, or 0.9%, as compared with the same period in 2012. For the 2013 period, our ceded losses were higher by $0.1 million, or 0.4%, compared with the same period in 2012, partially offsetting the increase in direct and assumed losses and loss adjustment expense. On average, we maintained a 51.4% and 51.7% overall cession rates of direct and assumed losses and loss adjustment expenses for the six months ended June 30, 2013 and 2012, respectively.

Member Benefit Claims
Member benefit claims for the three months ended June 30, 2013 increased $10.0 million, to $11.1 million, from $1.1 million for the three months ended June 30, 2012. The increase resulted from the 2012 acquisition of ProtectCELL which added $9.9 million in warranty service claims and a $0.1 million increase in Motor Club claims.

Member benefit claims for the six months ended June 30, 2013 increased $17.7 million, to $20.1 million, from $2.4 million for the six months ended June 30, 2012. The increase resulted from the 2012 acquisition of ProtectCELL which added $17.7 million.

Commissions
Commissions for the three months ended June 30, 2013 increased $10.3 million, or 33.0%, to $41.6 million, from $31.3 million for the three months ended June 30, 2012. The increase resulted primarily from $8.3 million in commissions attributable to the 2012 acquisition of ProtectCELL, as well as increases of $1.7 million in our credit insurance products due to growth in earned premiums and underwriting profits of those products, and $0.3 million from the Motor Clubs due to growth particularly in products with high commission rates.

Commissions for the six months ended June 30, 2013 increased $13.7 million, or 21.7%, to $77.0 million, from $63.3 million for the six months ended June 30, 2012. The increase resulted primarily from $9.7 million in commissions attributable to the 2012 acquisition of ProtectCELL, as well as increases of $2.9 million in our credit insurance products due to growth in earned premiums and underwriting profits of those products, and $1.0 million from the Motor Clubs due to growth particularly in products with high commission rates.

Personnel Costs
Personnel costs for the three months ended June 30, 2013 increased $2.2 million, or 18.0%, to $14.6 million from $12.4 million for the three months ended June 30, 2012. The 2012 acquisition of ProtectCELL increased personnel costs by $2.3 million, which was partially offset by the impact of the decrease in headcount associated with the Plan during the three months ended June 30, 2013. Stock-based compensation expense included in personnel costs totaled $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively.

Personnel costs for the six months ended June 30, 2013 increased $6.7 million, or 28.1%, to $30.4 million from $23.8 million for the six months ended June 30, 2012. The increase resulted primarily from $4.3 million and $0.6 million for the 2012 acquisitions of ProtectCELL and 4Warranty, respectively, and $1.2 million in non-recurring costs associated with the Plan. Stock-based compensation expense included in personnel costs totaled $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Other Operating Expenses
Other operating expenses for the three months ended June 30, 2013 increased $3.5 million, or 51.1%, to $10.5 million from $6.9 million for the three months ended June 30, 2012. This increase was primarily due to the 2012 ProtectCELL and 4Warranty acquisitions, which added $2.7 million and $0.1 million, respectively, while increases in our direct to consumer business and Motor Clubs added $0.3 million and $0.2 million, respectively.

Other operating expenses for the six months ended June 30, 2013 increased $6.6 million, or 48.3%, to $20.3 million from $13.7 million for the six months ended June 30, 2012. These expenses increased primarily due to the 2012 ProtectCELL and 4Warranty acquisitions, which added $4.7 million and $0.3 million, respectively, while increases in our payment protection, direct to consumer and motor clubs businesses added $0.6 million, $0.3 million and $0.3 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2013 increased $0.4 million, or 40.2%, to $1.4 million from $1.0 million for the three months ended June 30, 2012, while depreciation and amortization expense for the six months ended June 30, 2013 increased $1.0 million or 56.7% to $2.7 million from $1.7 million for the six months ended June 30, 2012. The increase for both periods compared to the same prior year periods was due to higher levels of depreciable and amortizable assets in service during 2013 compared to 2012.

Amortization of Intangibles
Amortization expense on intangibles for the three months ended June 30, 2013 increased $0.6 million, or 52.7%, to $1.8 million from $1.2 million for the three months ended June 30, 2012. The increase was primarily due to the 2012 acquisitions of ProtectCELL and 4Warranty, which increased amortization expense on intangibles by $0.5 million and $0.1 million, respectively.

Amortization expense on intangibles for the six months ended June 30, 2013 increased $1.1 million, or 40.8%, to $3.7 million from $2.6 million for the six months ended June 30, 2012. The increase was primarily due to the 2012 acquisitions of ProtectCELL and 4Warranty, which increased amortization expense on intangibles by $1.2 million and $0.2 million, respectively, which was tempered by lower amortization expense on acquired intangibles at our other subsidiary companies.

Interest Expense
Interest expense for the three months ended June 30, 2013 decreased $46.0 thousand, or 2.9%, to $1.5 million from $1.6 million for the three months ended June 30, 2012 and for the six months ended June 30, 2013 decreased $0.3 million, or 7.8%, to $3.0 million from $3.2 million for the six months ended June 30, 2012. The decrease for both periods in 2013, compared to 2012, was attributable to a lower interest rate on outstanding borrowings during 2013 from our new credit facility with Wells Fargo Bank, N.A., which took effect on August 2, 2012. The decrease in interest expense for both periods in 2013, compared to 2012 was slightly offset by higher outstanding borrowings during both periods in 2013 when compared to the 2012 outstanding borrowings.

Income Taxes
Income taxes for the three months ended June 30, 2013 increased $0.3 million, or 15.1%, to $2.4 million from $2.1 million for the three months ended June 30, 2012, with the increase primarily attributable to a lower amount of favorable tax preference items and a higher level of pretax income. Our effective tax rate was 34.4% for the three months ended June 30, 2013 compared to 34.7% for the same period in 2012.

Income taxes for the six months ended June 30, 2013 decreased $0.2 million, or 5.4%, to $3.8 million from $4.0 million for the six months ended June 30, 2012, with the decrease primarily attributable to the tax effect of our non-controlling interest in ProtectCELL and a lower level of pretax income. Our effective tax rate was 32.3% for the six months ended June 30, 2013 compared to 35.1% for the same period in 2012.

During the later part of 2012, we were under examination by the Internal Revenue Service ("IRS") for the 2009 and 2010 tax years. In February 2013, the IRS completed its field audit and in March 2013, we received notice from the IRS that the audit report has been fully approved. We have agreed to those findings and paid $57.0 thousand, which was expensed during the first quarter of 2013.

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

We believe EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of similar companies in similar industries and to measure a company's ability to service its debt and other cash needs. Because the definitions of EBITDA and Adjusted EBITDA (or similar financial measures) may vary among companies and industries, they may not be comparable to other similarly titled financial measures used by other companies.
The following tables present segment revenue and expense information, segment EBITDA and EBITDA margin information and a reconciliation to net income:

(in thousands, except percentages)	For the Three Months Ended
	June 30, 2013	June 30, 2012	Change from 2012	% Change from 2012
Payment Protection:
Service and administrative fees	$42,568	$16,959	$25,609	151.0%
Ceding commission	6,957	7,210	(253)	(3.5)
Net investment income	752	732	20	2.7
Net realized investment gains	1,280	13	1,267	9,746.2
Other income (1)	661	48	613	1,277.1
Net earned premium	33,681	31,905	1,776	5.6
Net losses and loss adjustment expenses	(10,604)	(9,576)	(1,028)	10.7
Member benefit claims	(11,114)	(1,098)	(10,016)	912.2
Commissions	(41,611)	(31,282)	(10,329)	33.0
Payment Protection revenue, net	22,570	14,911	7,659	51.4
Operating expenses - Payment Protection	14,778	8,729	6,049	69.3
EBITDA	7,792	6,182	1,610	26.0
EBITDA margin	34.5%	41.5%
Depreciation and amortization	1,634	865	769	88.9
Interest expense	1,065	971	94	9.7
Income before income taxes and non-controlling interest	5,093	4,346	747	17.2

BPO:
BPO revenue	3,969	4,409	(440)	(10.0)
Operating expenses	2,780	3,351	(571)	(17.0)
EBITDA	1,189	1,058	131	12.4
EBITDA margin	30.0%	24.0%
Depreciation and amortization	833	498	335	67.3
Interest Expense	175	259	(84)	(32.4)
Income before income taxes and non-controlling interest	181	301	(120)	(39.9)

Brokerage:
Brokerage revenue	10,280	9,782	498	5.1
Operating expenses	7,517	7,224	293	4.1
EBITDA	2,763	2,558	205	8.0
EBITDA margin	26.9%	26.2%
Depreciation and amortization	680	778	(98)	(12.6)
Interest expense	304	360	(56)	(15.6)
Income before income taxes and non-controlling interest	1,779	1,420	359	25.3

Segment net revenue	36,819	29,102	7,717	26.5
Net losses and loss adjustment expenses	10,604	9,576	1,028	10.7
Member benefit claims	11,114	1,098	10,016	912.2

(in thousands, except percentages)	For the Three Months Ended
	June 30, 2013	June 30, 2012	Change from 2012	% Change from 2012
Commissions	41,611	31,282	10,329	33.0
Total revenue	100,148	71,058	29,090	40.9
Segment operating expenses	25,075	19,304	5,771	29.9
Net losses and loss adjustment expenses	10,604	9,576	1,028	10.7
Commissions	41,611	31,282	10,329	33.0
Total expenses before depreciation, amortization and interest expense	88,404	61,260	27,144	44.3

Total EBITDA	11,744	9,798	1,946	19.9
Depreciation and amortization	3,147	2,141	1,006	47.0
Interest expense	1,544	1,590	(46)	(2.9)
Total income before income taxes and non-controlling interest	7,053	6,067	986	16.3
Income taxes	2,426	2,108	318	15.1
Less: net income attributable to non-controlling interest	185	15	170	1,133.3
Net income	$4,442	$3,944	$498	12.6%
(1) - Includes the $402 gain on sale of subsidiary for the three months ended June 30, 2013.

(in thousands, except percentages)	For the Six Months Ended
	June 30, 2013	June 30, 2012	$ Change from 2012	% Change from 2012
Payment Protection:
Service and administrative fees	$76,768	$34,762	$42,006	120.8%
Ceding commission	14,120	14,274	(154)	(1.1)
Net investment income	1,661	1,475	186	12.6
Net realized investment gains	1,287	10	1,277	12,770.0
Other income (1)	752	120	632	526.7
Net earned premium	66,823	63,877	2,946	4.6
Net losses and loss adjustment expenses	(21,139)	(20,842)	(297)	1.4
Member benefit claims	(20,092)	(2,401)	(17,691)	736.8
Commissions	(76,973)	(63,270)	(13,703)	21.7
Payment Protection revenue, net	43,207	28,005	15,202	54.3
Operating expenses - Payment Protection	29,670	16,642	13,028	78.3
EBITDA	13,537	11,363	2,174	19.1
EBITDA margin	31.3%	40.6%
Depreciation and amortization	3,409	1,714	1,695	98.9
Interest expense	2,022	1,983	39	2.0
Income before income taxes and non-controlling interests	8,106	7,666	440	5.7

BPO:
BPO revenue	8,183	8,614	(431)	(5.0)
Operating expenses	6,336	6,484	(148)	(2.3)
EBITDA	1,847	2,130	(283)	(13.3)
EBITDA margin	22.6%	24.7%
Depreciation and amortization	1,667	1,001	666	66.5
Interest expense	352	526	(174)	(33.1)
(Loss) income before income taxes and non-controlling interests	(172)	603	(775)	(128.5)

Brokerage:
Brokerage revenue	20,455	19,805	650	3.3
Operating expenses	14,720	14,309	411	2.9
EBITDA	5,735	5,496	239	4.3
EBITDA margin	28.0%	27.8%
Depreciation and amortization	1,337	1,646	(309)	(18.8)

(in thousands, except percentages)	For the Six Months Ended
	June 30, 2013	June 30, 2012	$ Change from 2012	% Change from 2012
Interest expense	614	733	(119)	(16.2)
Income before income taxes and non-controlling interests	3,784	3,117	667	21.4

Segment net revenue	71,845	56,424	15,421	27.3
Net losses and loss adjustment expenses	21,139	20,842	297	1.4
Member benefit claims	20,092	2,401	17,691	736.8
Commissions	76,973	63,270	13,703	21.7
Total revenue	190,049	142,937	47,112	33.0
Segment operating expenses	50,726	37,435	13,291	35.5
Net losses and loss adjustment expenses	21,139	20,842	297	1.4
Member benefit claims	20,092	2,401	17,691	736.8
Commissions	76,973	63,270	13,703	21.7
Total expenses before depreciation, amortization and interest expense	168,930	123,948	44,982	36.3

Total EBITDA	21,119	18,989	2,130	11.2
Depreciation and amortization	6,413	4,361	2,052	47.1
Interest expense	2,988	3,242	(254)	(7.8)
Total income before income taxes and non-controlling interests	11,718	11,386	332	2.9
Income taxes	3,780	3,995	(215)	(5.4)
Less: net income attributable to non-controlling interests	1,003	33	970	2,939.4
Net income	$6,935	$7,358	$(423)	(5.7)%
(1) - Includes the $402 gain on sale of subsidiary for the six months ended June 30, 2013.

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,442	$3,944	$6,935	$7,358
Depreciation and amortization	1,367	975	2,685	1,713
Amortization of intangibles	1,780	1,166	3,728	2,648
Interest expense	1,544	1,590	2,988	3,242
Income taxes	2,426	2,108	3,780	3,995
Net income attributable to non-controlling interests	185	15	1,003	33
EBITDA	11,744	9,798	21,119	18,989
Transaction costs (a)	55	37	141	134
Restructuring expenses	80	—	1,234	—
Gain on sale of subsidiary	(402)	—	(402)	—
Legal expenses	243	—	243	—
Stock-based compensation expense	328	190	632	369
Adjusted EBITDA	$12,048	$10,025	$22,967	$19,492
(a) Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the three months ended June 30, 2013 increased $7.7 million, or 51.4%, to $22.6 million from $14.9 million for the three months ended June 30, 2012. The increase resulted primarily from a $6.8 million increase in net revenue attributable to the 2012 acquisition of ProtectCELL and $0.5 million for 4Warranty. In addition, realized gains increased by $1.3 million due to gains on invested assets sold in the second quarter of 2013, while other income included a gain of $0.4 million on the sale of Magna Insurance Company in June 2013. These increases were partially offset by credit and warranty products net revenue decreasing $1.0 million and reduced Motor Club net revenues of $0.4 million.

Net revenues for the six months ended June 30, 2013 increased $15.2 million, or 54.3%, to $43.2 million from $28.0 million for the six months ended June 30, 2012. The increase resulted primarily from a $13.0 million increase in net revenue attributable to the 2012 acquisition of ProtectCELL and $1.2 million for 4Warranty. In addition, realized gains increased by $1.3 million due to gains on invested assets sold in the second quarter of 2013, while other income included a gain of $0.4 million on the sale of Magna Insurance Company in June 2013. These increases were partially offset by reduced Motor Club net revenues of $0.7 million. Net investment income on our portfolio increased by $0.2 million due to a higher level of invested assets.

Operating expenses for the three months ended June 30, 2013 increased $6.0 million, or 69.3%, to $14.8 million from $8.7 million for the three months ended June 30, 2012. The increase resulted primarily from a $5.0 million increase in expenses attributable to the 2012 acquisition of ProtectCELL and $0.5 million for 4Warranty. In addition, other operating expenses increased $1.0 million to expand our payment protection and motor club businesses and develop direct-to-consumer opportunities, while costs allocated to the segment decreased $0.4 million due to cost saving initiatives.

Operating expenses for the six months ended June 30, 2013 increased $13.0 million, or 78.3%, to $29.7 million from $16.6 million for the six months ended June 30, 2012. The increase resulted primarily from a $8.9 million increase in expenses attributable to the 2012 acquisition of ProtectCELL and $0.9 million for 4Warranty. In addition, other operating expenses increased $2.4 million to expand our payment protection and motor club businesses and develop direct-to-consumer opportunities, while costs allocated to the segment increased $0.9 million which included $1.0 million in restructuring costs related to the Plan.

EBITDA for the three months ended June 30, 2013 increased $1.6 million, or 26.0%, to $7.8 million from $6.2 million for the same period in 2012. EBITDA margin was 34.5% and 41.5% for the three months ended June 30, 2013 and 2012, respectively. EBITDA for the six months ended June 30, 2013 increased $2.2 million, or 19.1%, to $13.5 million from $11.4 million for the same period in 2012. EBITDA margin was 31.3% and 40.6% for the six months ended June 30, 2013 and 2012, respectively. The lower EBITDA margin for both periods in 2013, compared to the 2012 periods, primarily resulted from a change in the mix of business with the addition of ProtectCELL and higher operating expenses within our Motor Clubs division.

BPO Segment
Revenues for the three months ended June 30, 2013 decreased $0.4 million, or 10.0%, to $4.0 million from $4.4 million for the three months ended June 30, 2012. The 2013 revenues reflect an increase of $0.1 million from PBG, offset by lower service and administrative fees for our insurance company clients, which decreased $0.3 million and a one-time setup fee earned in second quarter of 2012 of $0.2 million for our life and annuity products not repeated in 2013.

Revenues for the six months ended June 30, 2013 decreased $0.4 million, or 5.0%, to $8.2 million from $8.6 million for the six months ended June 30, 2012. The 2013 revenues reflect an increase of $0.2 million from PBG partially offset by lower service and administrative fees for our insurance company clients, which decreased $0.5 million and a one-time set-up fee earned in second quarter of 2012 of $0.2 million for our life and annuity products not repeated in 2013.

Operating expenses for the three months ended June 30, 2013 decreased $0.6 million, or 17.0%, to $2.8 million from $3.4 million for the three months ended June 30, 2012. The decrease resulted primarily from lower administrative expenses due to cost saving initiatives implemented in the first quarter of 2013.

Operating expenses for the six months ended June 30, 2013 decreased $0.1 million, or 2.3%, to $6.3 million from $6.5 million for the six months ended June 30, 2012. The decrease resulted primarily from lower administrative expenses of $0.5 million due to cost saving initiatives implemented in the first quarter of 2013. This decrease was partially offset by additional expenses of $0.3 million from PBG to support growth initiatives.

EBITDA for the three months ended June 30, 2013 was $1.2 million compared to $1.1 million for the same period in 2012. EBITDA margin was 30.0%and 24.0% for the three months ended June 30, 2013 and 2012, respectively. The higher margin for 2013, compared to the same period in 2012, resulted primarily from decreases in operating expenses.

EBITDA for the six months ended June 30, 2013 was $1.8 million compared to $2.1 million for the same period in 2012. EBITDA margin was 22.6% and 24.7% for the six months ended June 30, 2013 and 2012, respectively. The lower margin for 2013, compared to the same period in 2012, resulted primarily from the decrease in revenues.

Brokerage Segment
Revenues for the three months ended June 30, 2013 increased $0.5 million, or 5.1%, to $10.3 million for the three months ended June 30, 2013 compared to $9.8 million for the three months ended June 30, 2012. Revenues for the three months ended June 30, 2013 at eReinsure and B&G increased $0.4 million and $0.2 million, respectively, compared to the same period in 2012, partially offset by a decline in premium financing, and collateral recovery revenues.

Revenues for the six months ended June 30, 2013 increased $0.7 million, or 3.3%, to $20.5 million for the six months ended June 30, 2013 compared to $19.8 million for the six months ended June 30, 2012. Revenues for the six months ended June 30, 2013 at eReinsure and B&G increased $0.5 million and $0.3 million, respectively, compared to the same period in 2012, offset by a decline in premium financing, and collateral recovery revenues.

Operating expenses for the three months ended June 30, 2013 increased $0.3 million, or 4.1%, to $7.5 million, compared to $7.2 million for the same period in 2012. For both periods in 2013 and 2012, the majority of our expenses were personnel costs, which totaled $5.3 million and $5.4 million, respectively.

Operating expenses for the six months ended June 30, 2013 increased $0.4 million, or 2.9%, to $14.7 million, compared to $14.3 million for the same period in 2012. For both periods in 2013 and 2012, the majority of our expenses were personnel costs, which totaled $10.6 million and $10.6 million, respectively.

EBITDA for the three months ended June 30, 2013 was $2.8 million compared to $2.6 million for the same period in 2012. EBITDA margin was 26.9% and 26.2% for the three months ended June 30, 2013 and 2012, respectively.

EBITDA for the six months ended June 30, 2013 was $5.7 million compared to $5.5 million for the same period in 2012. EBITDA margin was 28.0% and 27.8% for the six months ended June 30, 2013 and 2012, respectively.

Corporate Segment
No income or expenses were allocated to the Corporate segment for the three months or the six months ended June 30, 2013 or 2012, respectively.

Goodwill by Business Segment

The following table shows goodwill assigned to each business segment: (in thousands)	At
June 30, 2013
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental	5,427
United	4,581
Auto Knight	4,215
ProtectCELL	19,913
4Warranty	2,691
Total Payment Protection	60,232
BPO:
Summit Partners Transactions	8,902
PBG	4,068
Total BPO	12,970
Brokerage:
B&G	30,468
South Bay	478
eReinsure	23,512
Total Brokerage	54,458
Total Goodwill	$127,660

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At June 30, 2013, we had total available-for-sale and short-term investments of $132.3 million, which includes restricted investments of $15.8 million, cash and cash equivalents of $15.6 million and $33.8 million of available capacity on our credit facility. At December 31, 2012, we had total available-for-sale and short-term investments of $118.1 million, which includes restricted investments of $17.9 million, cash and cash equivalents of $15.2 million and $35.6 million of available capacity on our credit facility. Our total indebtedness was $122.5 million at June 30, 2013 compared to $124.4 million at December 31, 2012.

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

Share Repurchase Plan
During the fourth quarter of 2011, our Board of Directors approved a share repurchase plan. The share repurchase plan allows us to purchase up to $10.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. For the three months and six months ended June 30, 2013, we repurchased 200,000 shares of outstanding common stock at an average price of $6.79 per share at a total cost of $1.4 million. We did not repurchase any shares during the three months ended March 31, 2013. For the three months ended June 30, 2012, we repurchased a total of 164,817 shares at an average price of $8.17 per share at a total cost of $1.3 million. For the six months ended June 30, 2012, we repurchased a total of 360,577 shares at an average price of $7.60 per share at a total cost of $2.7 million. At June 30, 2013, the total amount still of shares available to be repurchased under the share repurchase plan totaled $2.2 million. All repurchased common shares are held in treasury and none of the repurchased common shares have been retired. See Part II, Item 2 of this Form 10-Q, for more information on the share repurchase plan.

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

The following table sets forth the dividends paid to us by our insurance company subsidiaries during the following periods:

	For the Six Months Ended	For the Twelve Months Ended
(in thousands)	June 30, 2013	December 31, 2012
Ordinary dividends	$231	$2,783
Extraordinary dividends	—	—
Total dividends	$231	$2,783

$125.0 Million Credit Facility
On August 2, 2012, we entered into a five-year secured credit agreement (the "Credit Agreement"), which had an initial capacity of $125.0 million, with a syndicate of lenders, including Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo"

or the "Administrative Agent"). The Credit Agreement is comprised of a $50.0 million term loan facility (the "Term Loan Facility"), and a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. In addition, the Term Loan Facility is reduced by mandatory quarterly principal payments.

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

We may, at our option, prepay any borrowing, in whole or in part, at any time and from time to time without premium or penalty. However, after the end of our fiscal year (commencing with the fiscal year ending December 31, 2015), we are required to make mandatory principal prepayments of loans under the Facilities in an amount determined under the Credit Agreement based upon a percentage (from a maximum of 50% to a minimum of 0% based on the Borrowers' leverage ratio) of our Excess Cash Flow (as defined in the Credit Agreement) minus certain off set amounts relating to permitted acquisitions of ours. In addition, we are required to make principal payments upon the occurrence of certain events, including upon certain dispositions of our assets.

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

As of June 30, 2013, we were in compliance with the financial covenants contained in the Credit Agreement. For more information, see the Note, "Note Payable" in the Notes to Consolidated Financial Statements.

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

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of our portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall average credit quality of our investment portfolio was rated AA- and A+ by Standard and Poor's Rating Service at June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013, we held 103 individual fixed maturity and 10 individual equity securities in unrealized loss positions. The increase in the number of fixed maturity securities in unrealized loss positions was primarily due to changes in bond yields and the related impact on market prices. We do not intend to sell the investments that are in an unrealized loss position at June 30, 2013 and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. At June 30, 2013, based on management's quarterly review, none of our fixed maturity or equity securities were deemed to be other than temporarily impaired.

As of June 30, 2012, we held 25 individual fixed maturity and 3 individual equity securities in unrealized loss positions. At June 30, 2012, based on management's quarterly review, none of our fixed maturity or equity securities were deemed to be other than temporarily impaired. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements, for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Six Months Ended
Cash provided by (used in):	June 30, 2013	June 30, 2012
Operating activities	$15,965	$12,784
Investing activities	(11,835)	(12,200)
Financing activities	(3,749)	(3,573)
Net change in cash and cash equivalents	$381	$(2,989)

Operating Activities
Net cash provided by operating activities was $16.0 million for the six months ended June 30, 2013 and was primarily attributable to net income and an increase in accrued expenses, accounts payable and other liabilities, and deferred revenue, that was partially offset by increases in other receivables and accounts and premiums receivable, net.

Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2012 and was primarily attributable to net income and an increase in accrued expenses, accounts payable, income taxes and other liabilities, that was partially offset by a increase in accounts and premiums receivable and other receivables.

Investing Activities
Net cash used in investing activities was $11.8 million for the six months ended June 30, 2013 and was primarily for the purchase of fixed maturity and equity securities, the acquisition of RICC, which was partially offset by the proceeds we received from the sale of fixed maturity securities, the repayment of a related party note receivable and normal quarterly proceeds from maturities, calls and prepayments of available-for-sale investments.

Net cash used in investing activities was $12.2 million for the six months ended June 30, 2012 and was primarily for the purchase of fixed maturity and equity securities and property and equipment along with an increase in restricted cash, partially offset by the sale and maturity of fixed maturity investments.

Financing Activities
Net cash used in financing activities was $3.7 million for the six months ended June 30, 2013 and primarily reflected $12.4 million used to pay down our credit facility and $1.4 million used to repurchase 200,000 shares of our common stock under our stock repurchase plan, which was partially offset by $10.5 million of the borrowings under our credit facility.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2012 and primarily reflected the use of $2.7 million to repurchase 360,577 shares of our common stock under our stock repurchase plan and borrowings under our lines of credit of $53.2 million, which was partially offset by $54.2 million used to pay-down our credit facilities.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of June 30, 2013, are detailed in the table below by maturity date as of the periods indicated:

(in thousands)	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Note payable (1)	$87,500	$2,500	$10,000	$75,000	$—
Preferred trust securities	35,000	—	—	—	35,000
Interest payable on total debt(2)	70,790	5,912	11,470	8,711	44,697
Policyholder account balances	24,840	1,439	2,945	3,008	17,448
Unpaid claims (3)	31,724	26,534	4,965	213	12
Total	$249,854	$36,385	$29,380	$86,932	$97,157
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

(3) - Estimated. Net unpaid claims are: total $11,693; less than 1 year $9,781; 1-3 years $1,830; 3-5 years $78; and more than 5 years $4.

As previously disclosed in our 2012 Annual Report on Form 10-K, we have certain obligations under capital and operating lease agreements to which we are a party. In accordance with U.S. GAAP, the operating lease obligations and the related leased assets are not reported on our Consolidated Balance Sheets. Other than reductions to the capital and operating lease obligations resulting from scheduled lease payments, our obligations under these lease agreements have not changed materially since December 31, 2012.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of June 30, 2013, we had $87.5 million outstanding under our credit facility with Wells Fargo Bank, N.A. at an interest rate of 3.20%.

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

At June 30, 2013, approximately 72% of our $200.3 million in reinsurance receivables, compared to 73%, or $204.0 million, at December 31, 2012, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer becomes questionable. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best or is supported by letters of credit.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 62% at June 30, 2013 compared to 63% at December 31, 2012, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA. Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base.

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

Cash exceeding Federal Deposit Insurance Corporation ("FDIC") Limits
We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts. In the United States, these accounts were fully insured by the FDIC regardless of account balance through the Transaction Account Guarantee ("TAG") program created by Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"). The expiration of the TAG program on December 31, 2012, caused the FDIC's standard insurance limit of $250,000 per depositor per institution to be reimposed on January 1, 2013. Thus, our accounts containing cash and cash equivalents after January 1, 2013 may exceed the FDIC's standard $250,000 insurance limit from time to time.

The cash balances in money markets accounts exceeding the FDIC insurance limit totaled $6.3 million and $8.2 million at June 30, 2013 and December 31, 2012, respectively. In addition, restricted cash exceeding the FDIC insurance limit totaled $19.2 million and $0 at June 30, 2013 and December 31, 2012, respectively. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor the depository institutions at which our accounts are maintained, but cannot guarantee that access to our cash and cash equivalents will not be impacted by, or that we will not lose deposited funds exceeding the FDIC insurance limit due to, adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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

Further, our management has reassigned accounting personnel to strengthen financial control of the affected areas and created additional positions. We believe that these changes have fully remediated the material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	higher than anticipated loss ratios on our Payment Protection products due to rising unemployment or disability claims;

•	higher risk of increased fraudulent claims;

•	individuals terminating loans or canceling credit insurance policies, thereby reducing our revenues;

•	a reduction in the demand for consumer warranty products, service contract offerings, mobile device protection and motor club memberships;

•	individuals terminating warranty products, service contracts, mobile device protection contracts or motor club memberships, thereby reducing our revenues;

•
businesses reducing the amount of coverage under surplus lines and specialty admitted insurance policies or allowing such policies to lapse, thereby reducing our premium or commission income in our Brokerage business;

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
If we are unable to successfully anticipate changing economic or financial market conditions, we may be unable to effectively plan for or respond to such changes, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We face significant competitive pressures in each of our businesses, which could materially and adversely affect our business, results of operations, financial condition and cash flows.
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

•
Payment Protection - In our Payment Protection segment, we compete with insurance companies, financial institutions, extended service plan providers, membership plan providers, wireless carriers and other insurance and warranty service providers. The principal competitors for our Payment Protection segment include The Warranty Group, Assurant, Inc., Asurion Corporation, eSecuritel Holdings, LLC, Global Warranty Group, LLC and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to those in our Payment Protection segment. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As competitors gain experience with payment protection and warranty programs, their reliance on our services and products may diminish.

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

•
Brokerage - Our Brokerage segment competes for retail insurance clients with numerous firms, including AmWINS Group, Inc., Arthur J. Gallagher & Co., Brown & Brown, Inc. and The Swett & Crawford Group, Inc. Many of our Brokerage competitors have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us, particularly in states other than California. This factor could impact our ability to compete effectively in any new states or regions that we enter. A number of standard market insurance companies are engaged in the sale of products that compete with products we offer. These competitors sell their products directly through retail agents and brokers without the involvement of a wholesale broker, which may yield higher commissions to retail agents and brokers and may impact our ability to compete. There are also a growing number of distribution channels (such as program administrators, managing general underwriters, and aggregators), that increase competition and decrease the residual insurance market opportunities. Although our eReinsure platform is uniquely positioned in the facultative reinsurance marketplace with no comparable companies currently providing similar services, systems such as Aon's FAConnect, the LexisNexis Insurance Exchange and the Lloyd's Exchange have technology platforms that could provide solutions which could directly compete with us in the future.

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
Historically, acquisitions have played a significant role in our expansion into new businesses and in the growth of some of our businesses. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition targets for our business. However, we may not be able to identify suitable acquisitions, and such transactions may not be able to be financed and completed on acceptable terms. We may incur significant expenses in evaluating and completing such acquisitions. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

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

Risks Related to Our BPO Segment
A significant portion of our BPO revenues are attributable to one client, and any loss of business from, or change in our relationship with this client could materially and adversely affect our business, results of operations, financial condition and cash flows.
We have derived and are likely to continue to derive a significant portion of our BPO revenues from a limited number of clients, specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). See the section "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Concentration Risk" in this Report, regarding our concentration risk. The loss of business or a reduction in the fees or other change in relationship with any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, there is no guarantee that we would be able to generate new business in the event that we lose a significant client.

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

Some of our BPO contracts contain provisions which, if triggered, could result in the payment of penalties or lower future revenues and could materially and adversely affect our business, results of operations, financial condition and cash flows.
Many of our BPO contracts contain service level and performance provisions, including standards relating to the quality of our services, that would provide our clients with the right to terminate their contract if we do not meet pre-agreed service level requirements and in the case of our contract with NUFIC, require us to pay penalties. Our contract with NUFIC also provides that, during the term of the contract and for 18 months thereafter, we may not develop or service products for NUFIC's competitors that are substantially similar to those we administer on behalf of NUFIC. Failure to meet these requirements could result in the payment of significant penalties by us to our clients which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Our Brokerage segment acts as an intermediary between retail agents and insurance carriers that, in some cases, will not transact business directly with retail insurance brokers and agents. If insurance carriers change the way they conduct business and begin to transact business with retail agents without including us or if retail agents are enabled to transact business directly with insurance carriers as a result of changes in the surplus lines and specialty insurance markets, technological advancements or other factors, our role in the distribution of surplus lines and specialty insurance products could be eliminated or substantially reduced, and our business, results of operations, financial condition and cash flows could suffer. In addition, if insurers retain more risk or cede risks that have traditionally been placed facultatively to treaty reinsurance arrangements, then revenue and cash flows attributable to eReinsure could suffer.

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
Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation or compliance could reduce our profitability or limit our growth by increasing the costs of compliance, limiting or restricting the products or services we sell, or the methods by which we sell our services and products, or subjecting our businesses to the possibility of regulatory actions or proceedings. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities have broad discretion to grant, renew or revoke licenses and approvals and to implement new regulations. We may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in any jurisdiction in which we operate. We can give no assurances that our businesses can continue to be conducted in each jurisdiction as they have been in the past. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states establish insurance departments with broad powers with respect to matters, such as:

•	licensing and authorizing companies and agents to transact business;

•	regulating capital and surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating the ability of companies to enter and exit markets;

•	imposing statutory accounting requirements and annual statement disclosures;

•	approving changes in control of insurance companies;

•	regulating premium rates, including the ability to increase or maintain premium rates;

•	regulating trade billing and claims practices;

•	regulating certain transactions between affiliates;

•	regulating reinsurance arrangements, including the balance sheet credit that may be taken by the ceding or direct insurer;

•	mandating certain terms and conditions of coverage and benefits;

•	regulating the content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases;

•	regulating market conduct and sales practices of insurers and agents, including compensation arrangements; and

•	regulating a variety of other financial and non-financial components of an insurer's business.
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

In particular, our insurance operations and certain of our membership and warranty operations are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which we do business. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells and administers its products. Therefore, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Report, regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $122.5 million at June 30, 2013, compared to $124.4 million at December 31, 2012. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
We are subject to interest rate risk in connection with our variable rate indebtedness. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Interest Rate Risk" in this Report, regarding our interest rate risk and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Report, regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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
Our credit facility, entered into in August 2012, with Wells Fargo Bank, N.A. is secured by substantially all of our property and assets and property and assets owned by LOTS Intermediate Co. and certain of our subsidiaries that act as guarantors of our existing indebtedness. Such assets include the stock of LOTS Intermediate Co. and the right, title and interest of the borrowers and each guarantor in their respective material real estate property, fixtures, accounts, equipment, investment property, inventory, instruments, general intangibles, intellectual property, money, cash or cash equivalents, software and other assets and, in each case, the proceeds thereof, subject to certain exceptions. In the event of a default under our indebtedness, the lender could foreclose against the assets securing such obligations. A foreclosure on these assets would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure. Our trademarks could be challenged, forcing us to re-brand our services or products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands or licensing. If we are found to have infringed upon the intellectual property rights of third parties, we may be subject to injunctive relief restricting our use of affected elements of intellectual property used in the business, or we may be required to, among other things, pay royalties or enter into licensing agreements in order to obtain the rights to use necessary technologies, which may not be possible on commercially reasonable terms, or we may be required to redesign our systems, which may not be feasible.

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
As set forth in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2012, our management concluded that material weaknesses existed in our internal controls over financial reporting. As set forth in Item 4 "Controls and Procedures," of this Quarterly Report on Form 10-Q, management has improved its internal controls over financial reporting and has implemented staffing enhancements.  As of June 30, 2013, management concluded that no material weaknesses in our disclosure controls over financial reporting exist.

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

As set forth in Item 4 "Controls and Procedures" of this Report, management has improved its internal controls over financial reporting and has implemented staffing enhancements.  As of June 30, 2013, management concluded that no material weaknesses in our disclosure controls over financial reporting exist. While we believe that the control improvement efforts we have recently instituted are adequate to correct the problems we have identified, we cannot be certain that these efforts will eliminate the material weaknesses we identified or ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future.  There is also no assurance that we will not discover additional material weaknesses in our controls and procedures in the future.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 63.3% of our outstanding common stock at June 30, 2013. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At June 30, 2013, we had 20,881,605 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in California, Delaware, Georgia and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of the capital stock of Fortegra generally will be presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of California, Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
As of June 30, 2013, Fortegra had a share repurchase plan which allows the Company to purchase up to $10.0 million of the Company's common stock from time to time through open market or private transactions. The plan was approved by the Board of Directors in November 2011 and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity for the three months ended June 30, 2013:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
					—	$3,524,376
April 1, 2013	to	April 30, 2013	—	$—	—	3,524,376
May 1, 2013	to	May 31, 2013	—	—	—	3,524,376
June 1, 2013	to	June 30, 2013	200,000	6.79	200,000	2,167,376
Total			200,000	$6.79	200,000

In August 2013, the Board of Directors increased the size of the share repurchase plan by $5.0 million.

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

Fortegra Financial Corporation

Date:	August 14, 2013	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	August 14, 2013	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-169550	11/29/2010	1.1
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation(together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amendment, dated June 16, 2010, to the Subordinated Debenture Purchase Agreement dated June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6	Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and the Lenders from time to time a party thereto and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.6
10.6.1	First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and the Lenders from time to time a party thereto and SunTrust Bank, as Administrative Agent.	S-1/A	333-169550	10/29/2010	10.6.1
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, as a New Lender, SunTrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	S-1/A	333-169550	12/13/2010	10.6.2
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., as a New Lender, SunTrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	8-K	001-35009	3/7/2011	10.1
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and SunTrust Bank, as Lender.	S-1	333-169550	9/23/2010	10.7
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., and LOTSolutions, Inc., as Guarantors and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.8
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation, LOTS Intermediate Co., Bliss and Glennon, Inc. and LOTSolutions, Inc., as Grantors and SunTrust Bank, as Administrative agent.	S-1	333-169550	9/23/2010	10.9
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as Pledgor and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.10
10.11	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.12	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.13	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.14	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21
10.15 *	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.15.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.16 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.17 *	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.18 *	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.19	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.20	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.21 *	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.22 *	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.23 *	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.24	Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, and August 1, 2008. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.37
10.24.1	Amendment No. 4, dated January 31, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.	10-K	001-35009	4/1/2013	10.24.1
10.24.2	Amendment No. 5, dated February 1, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, August 1, 2008, and January 31, 2012.	10-K	001-35009	4/1/2013	10.24.2
10.25	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.38
10.25.1	Amendment No. 2, dated January 1, 2012, to the Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	10-K	001-35009	4/1/2013	10.25.1
10.26 *	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.26.1 *	Amended - Form of Restricted Stock Award Agreement for Directors.	10-K	001-35009	4/1/2013	10.26.1
10.27 *	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.27.1*	Amended - Form of Restricted Stock Award Agreement for Employees.	10-Q	001-35009	5/15/2013	10.27.1
10.28 *	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.29 *	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.29.1*	Amended - Form of Nonqualified Stock Option Award Agreement.	10-Q	001-35009	5/15/2013	10.29.1
10.30 *	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.51
10.31*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	10-Q	001-35009	5/15/2012	10.38
10.32 *	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.33 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	10-Q	001-35009	5/15/2012	10.40
10.34	Credit Agreement, dated August 2, 2012, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent.	8-K	001-35009	8/7/2012	10.1
10.35	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.36	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.37	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.38	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.39	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as Grantor, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.6
10.40*	Executive Employment and Non-Competition Agreement, dated as of March 11, 2011, by and between Fortegra Financial Corporation and Igor Best-Devereux.	10-K	001-35009	4/1/2013	10.40
10.41*	2013 Executive Annual Incentive Plan					X
10.42*	Quarterly Incentive Plan					X
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2013, (v) the Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements(Unaudited).
X
*	Management contract or compensatory plan or arrangement.