Form 10-K/A
period 2012-12-31
Fortegra Financial Corp
filed 2013-08-23
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Fortegra Financial Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the "Original Form 10-K"), as originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2013. This Amendment No. 1 is being filed to amend Item 8 of Part II of the Original Form 10-K to correct the omission of certain information by Johnson Lambert LLP ("Johnson Lambert") in its Report of Independent Registered Public Accounting Firm. Johnson Lambert has revised its report to state that the 2011 and 2010 consolidated financial statements of the Company were restated to correct misstatements and to include an explanatory paragraph stating that the Company changed its method of accounting for the capitalization of deferred acquisition costs in 2012. Except as described above, no other changes have been made to the Original Form 10-K, including no changes to the consolidated financial statements of the Company.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), set forth in this Amendment No. 1 is the complete text of each of the following items, as amended, of the Original Form 10-K: Item 8 of Part II, amended solely to include the revised report of Johnson Lambert; Item 15 of Part IV, to include as exhibits the certifications of the Company's Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) and (b) of the Exchange Act; and an Exhibit 23, Consent of Independent Registered Public Accounting Firm.

This Amendment No. 1 speaks as of the date of filing of the Original Form 10-K and does not reflect any events that may have occurred after that date. The aforementioned changes do not modify or update in any way any other disclosures made in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company's subsequent filings with the SEC.

FORTEGRA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)
DECEMBER 31, 2012

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Fortegra Financial Corporation
We have audited the accompanying consolidated balance sheets of Fortegra Financial Corporation (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. Our audits also included the financial statement schedules listed in Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

As discussed in Note 3 to the consolidated financial statements, the 2011 and 2010 financial statements have been restated to correct for misstatements.

As discussed in Notes 3 and 4 to the consolidated financial statements, in response to a new accounting standard, the Company changed its method of accounting for the capitalization of deferred acquisition costs in 2012.
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
* Eliminated in consolidation

(a)3. Exhibits
Exhibits listed in this Exhibit Index of this Form 10-K/A (Amendment No. 1) are filed herein or are incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-169550	11/29/2010	1.1
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the signing stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.2
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation(together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amended Subordinated Debenture Purchase Agreement, dated June 16, 2010, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6	Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.6
10.6.1	First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and the lenders from time to time a party thereto and SunTrust Bank, as administrative agent.	S-1/A	333-169550	10/29/2010	10.6.1
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	S-1/A	333-169550	12/13/2010	10.6.2
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., Suntrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers	8-K	001-35009	3/7/2011	10.1
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers, and SunTrust Bank, as lender.	S-1	333-169550	9/23/2010	10.7
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., LOTSolutions, Inc., as guarantors and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.8
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.9
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as pledgor and SunTrust Bank, as administrative agent.	S-1	333-169550	9/23/2010	10.10
10.11	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.12	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.13	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.14	Form of Indemnity Agreement between Fortegra Financial Corporation and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan.	S-1/A	333-169550	10/29/2010	10.21
10.15 *	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.15.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.16 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.17 *	2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.18 *	Key Employee Stock Option Plan (1995) Agreement.	S-1/A	333-169550	10/29/2010	10.29

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.19	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.20	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.21 *	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.22 *	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.23 *	Deferred Compensation Agreement, dated January 1, 2006 between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.24	Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.37
10.24.1	Amendment No. 4, dated January 31, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008	10-K	001-35009	4/1/2013	10.24.1
10.24.2	Amendment No. 5, dated February 1, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, August 1, 2008, and January 31, 2012.	10-K	001-35009	4/1/2013	10.24.2
10.25	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURTIES AND EXHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.38
10.25.1	Amendment No. 2, dated January 1, 2012, to the Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	10-K	001-35009	4/1/2013	10.25.1
10.26 *	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.26.1 *	Amended - Form of Restricted Stock Award Agreement for Directors.	10-K	001-35009	4/1/2013	10.26.1
10.27 *	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.28 *	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.29 *	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.30 *	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.51

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.31*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	10-Q	001-35009	5/15/2012	10.38
10.32 *	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.33 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	10-Q	001-35009	5/15/2012	10.40
10.34	Credit Agreement, dated August 2, 2012, among Fortegra Financial Corporation and LOTS Intermediate Co., as borrowers; the initial lenders named therein; Wells Fargo Bank, N.A., as administrative agent, swingline lender, and issuing lender; Wells Fargo Securities, LLC, as bookrunner and joint lead arranger; and Synovus Bank as joint lead arranger and syndication agent.	8-K	001-35009	8/7/2012	10.1
10.35	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries of Fortegra Financial Corporation and LOTS Intermediate Co., as guarantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.2
10.36	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTS Intermediate Co., as pledgors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.3
10.37	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as grantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.4
10.38	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as grantors, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.5
10.39	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as grantor, and Wells Fargo Bank, N.A.	8-K	001-35009	8/7/2012	10.6
10.40*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Igor Best-Devereux	10-K	001-35009	4/1/2013	10.40
11.1
Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A).

21	List of Subsidiaries of Fortegra Financial Corporation	10-K	001-35009	4/1/2013	21
23.1	Consent of Johnson Lambert LLP, Independent Registered Public Accounting Firm	10-K	001-35009	4/1/2013	23
23.2	Consent of Johnson Lambert LLP, Independent Registered Public Accounting Firm					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	10-K	001-35009	4/1/2013	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	10-K	001-35009	4/1/2013	31.2
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35009	4/1/2013	32.1
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
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
		10-K	001-35009	4/1/2013	101 (1)
*	Management contract or compensatory plan or arrangement.
(1)	Previously furnished with the Annual Report on Form 10-K of Fortegra Financial Corporation for the year ended December 31, 2012, as filed on April 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date:	August 23, 2013	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer