Form 10-Q
period 2013-09-30
Fortegra Financial Corp
filed 2013-11-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 OR

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 31, 2013 was 20,888,639.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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

The forward-looking statements contained in this Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Form 10-Q, you should not place undue reliance on the forward-looking statements and understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under ITEM 1A. RISK FACTORS and ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual results may vary materially from those projected in these forward-looking statements.

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

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") along with the Company's other filings with the Securities and Exchange Commission ("SEC").

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	At
	September 30, 2013	December 31, 2012
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $123,905 at September 30, 2013 and $107,095 at December 31, 2012)	$122,760	$110,641
Equity securities available-for-sale, at fair value (cost of $7,082 at September 30, 2013 and $6,082 at December 31, 2012)	6,372	6,220
Short-term investments	971	1,222
Total investments	130,103	118,083
Cash and cash equivalents	17,213	15,209
Restricted cash	28,792	31,142
Accrued investment income	1,006	1,235
Notes receivable, net	5,818	11,290
Accounts and premiums receivable, net	32,785	27,302
Other receivables	36,109	13,393
Reinsurance receivables	211,835	203,988
Deferred acquisition costs	67,529	59,320
Property and equipment, net	16,805	17,900
Goodwill	127,679	127,679
Other intangible assets, net	65,139	70,310
Income taxes receivable	—	2,919
Other assets	9,062	7,667
Total assets	$749,875	$707,437

Liabilities:
Unpaid claims	$33,471	$33,007
Unearned premiums	249,671	235,900
Policyholder account balances	24,403	26,023
Accrued expenses, accounts payable and other liabilities	76,298	58,660
Income taxes payable	237	—
Deferred revenue	69,188	55,043
Note payable	82,750	89,438
Preferred trust securities	35,000	35,000
Deferred income taxes, net	25,844	28,651
Total liabilities	596,862	561,722
Commitments and Contingencies (Note 19)
Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,888,520 and 20,710,370 shares issued at September 30, 2013 and December 31, 2012, respectively, including shares in treasury	209	207
Treasury stock, at cost; 1,224,182 and 1,024,212 shares at September 30, 2013 and December 31, 2012, respectively	(8,014)	(6,651)
Additional paid-in capital	98,893	97,641
Accumulated other comprehensive loss, net of tax	(3,471)	(631)
Retained earnings	59,974	49,817
Stockholders' equity before non-controlling interests	147,591	140,383
Non-controlling interests	5,422	5,332
Total stockholders' equity	153,013	145,715
Total liabilities and stockholders' equity	$749,875	$707,437
See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands Except Share and Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Service and administrative fees	$49,238	$22,898	$135,022	$67,195
Brokerage commissions and fees	8,787	8,411	28,409	27,295
Ceding commission	8,731	11,122	22,851	25,396
Net investment income	772	744	2,433	2,219
Net realized investment gains (losses)	756	(16)	2,043	(6)
Net earned premium	34,106	33,893	100,929	97,770
Other income	179	52	529	172
Gain on sale of subsidiary	—	—	402	—
Total revenues	102,569	77,104	292,618	220,041

Expenses:
Net losses and loss adjustment expenses	9,957	11,430	31,096	32,272
Member benefit claims	13,834	1,157	34,624	3,558
Commissions	43,175	33,377	120,148	96,647
Personnel costs	14,649	12,708	45,089	36,467
Other operating expenses	10,850	7,959	30,438	21,635
Depreciation and amortization	1,378	871	4,063	2,584
Amortization of intangibles	1,870	1,127	5,598	3,775
Interest expense	1,501	2,025	4,489	5,267
Total expenses	97,214	70,654	275,545	202,205
Income before income taxes and non-controlling interests	5,355	6,450	17,073	17,836
Income taxes	2,268	2,397	6,048	6,392
Income before non-controlling interests	3,087	4,053	11,025	11,444
Less: net (loss) income attributable to non-controlling interests	(135)	29	868	62
Net income	$3,222	$4,024	$10,157	$11,382

Earnings per share:
Basic	$0.17	$0.21	$0.52	$0.59
Diluted	$0.16	$0.20	$0.49	$0.56
Weighted average common shares outstanding:
Basic	19,405,597	19,531,694	19,500,430	19,705,105
Diluted	20,404,508	20,463,238	20,531,122	20,620,084

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$3,222	$4,024	$10,157	$11,382

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(221)	1,432	(3,496)	2,666
Related tax benefit (expense)	77	(501)	1,223	(933)
Reclassification of (gains) losses included in net income	(756)	16	(2,043)	6
Related tax expense (benefit)	265	(6)	716	(2)
Unrealized (losses) gains on available-for-sale securities, net of tax	(635)	941	(3,600)	1,737

Interest rate swap:
Unrealized (loss) gain on interest rate swap	(263)	(470)	301	(1,311)
Related tax benefit (expense)	92	163	(105)	458
Reclassification of loss included in net income	286	273	845	313
Related tax (benefit)	(100)	(94)	(296)	(109)
Unrealized gain (loss) on interest rate swap, net of tax	15	(128)	745	(649)
Other comprehensive (loss) income before non-controlling interests, net of tax	(620)	813	(2,855)	1,088
Less: comprehensive (loss) income attributable to non-controlling interests	(4)	6	(15)	7
Other comprehensive (loss) income	(616)	807	(2,840)	1,081
Comprehensive income	$2,606	$4,831	$7,317	$12,463

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of tax	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2012, as previously reported	20,710,370	$207	(1,024,212)	$(6,651)	$97,641	$(631)	$49,817	$10,587	$150,970
Purchase accounting adjustments as required under ASC 805 for the ProtectCELL acquisition	—	—	—	—	—	—	—	(5,255)	(5,255)
Balance, December 31, 2012, as retrospectively adjusted	20,710,370	207	(1,024,212)	(6,651)	97,641	(631)	49,817	5,332	145,715
Net income	—	—	—	—	—	—	10,157	868	11,025
Other comprehensive loss	—	—	—	—	—	(2,840)	—	(15)	(2,855)
Dividends paid to non-controlling interests	—	—	—	—	—	—	—	(43)	(43)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(720)	(720)
Stock-based compensation	142,157	1	—	—	1,032	—	—	—	1,033
Direct stock awards to employees	3,724	—	—	—	29	—	—	—	29
Shares issued for the Employee Stock Purchase Plan	26,019	1	—	—	151	—	—	—	152
Treasury stock purchased, net of issuances	—	—	(199,970)	(1,363)	(9)	—	—	—	(1,372)
Options exercised	6,250	—	—	—	49	—	—	—	49
Balance, September 30, 2013	20,888,520	$209	(1,224,182)	$(8,014)	$98,893	$(3,471)	$59,974	$5,422	$153,013

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net income	$10,157	$11,382
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	(8,209)	(1,546)
Depreciation and amortization	9,661	6,359
Deferred income tax expense	(1,310)	695
Net realized investment (gains) losses	(2,043)	6
Gain on sale of subsidiary	(402)	—
Stock-based compensation expense	1,033	707
Direct stock awards to employees	29	4
Amortization of premiums and accretion of discounts on investments	1,097	932
Non-controlling interests	868	62
Change in allowance for doubtful accounts	(118)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	287	(186)
Accounts and premiums receivable, net	(5,366)	(4,884)
Other receivables	(22,716)	(6,897)
Reinsurance receivables	(7,647)	(2,444)
Income taxes receivable	2,919	(914)
Other assets	(1,395)	2,224
Unpaid claims	264	(542)
Unearned premiums	13,771	3,185
Policyholder account balances	(1,620)	(1,817)
Accrued expenses, accounts payable and other liabilities	18,942	16,684
Income taxes payable	222	(1,344)
Deferred revenue	14,145	(1,187)
Net cash flows provided by operating activities	22,569	20,479
Investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale investments	7,963	6,501
Proceeds from sales of available-for-sale investments	54,663	4,980
Net change in short-term investments	251	100
Purchases of available-for-sale investments	(78,739)	(31,934)
Purchases of property and equipment	(2,971)	(5,145)
Net paid for acquisitions of subsidiaries, net of cash received	(3,112)	(45)
Sale of subsidiary, net of cash paid	2,180	—
Net proceeds from (issuance of) notes receivable	(663)	(678)
Net proceeds from related party notes receivable	6,135	—
Change in restricted cash	2,350	(7,052)
Net cash flows used in investing activities	(11,943)	(33,273)
Financing activities:
Payments on notes payable	(19,188)	(126,200)
Proceeds from notes payable	12,500	124,368
Capitalized closing costs for notes payable	—	(1,692)
Net proceeds from exercise of stock options	49	19
Repurchase of shares of common stock, net of issuances	(1,372)	(3,923)
Net proceeds from stock issued in the Employee Stock Purchase Plan	152	167
Distributions to non-controlling interest partners	(720)	—
Dividends paid to non-controlling interests	(43)	—
Net cash flows used in financing activities	(8,622)	(7,261)
Net increase (decrease) in cash and cash equivalents	2,004	(20,055)
Cash and cash equivalents, beginning of period	15,209	31,339
Cash and cash equivalents, end of period	$17,213	$11,284

See accompanying Notes to Consolidated Financial Statements.

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

The Company's subsidiaries (100% direct or indirect ownership, unless otherwise noted below) at September 30, 2013, are as follows:

•	4Warranty Corporation ("4Warranty")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	Bliss and Glennon, Inc. ("B&G")

•	Continental Car Club, Inc. ("Continental")

•	CRC Reassurance Company, Ltd. ("CRC")

•	Digital Leash, LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	eReinsure.com, Inc. ("eReinsure")

•	Insurance Company of the South ("ICOTS")

•	Life of the South Insurance Company ("LOTS") and its subsidiary, Bankers Life of Louisiana ("Bankers Life")

•	LOTS Intermediate Co. ("LOTS IM")

•	LOTS Reassurance Company ("LOTS RE")

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern")

•	Magna Insurance Company ("Magna"), sold in June 2013

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Response Indemnity Company of California ("RICC")

•	South Bay Acceptance Corporation ("South Bay")

•	South Bay Financial Services, LLC ("SBFS").

•	Southern Financial Life Insurance Company ("SFLAC"), 85.0% owned

•	United Motor Club of America, Inc. ("United")

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

1. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") through the Accounting Standards Codification ("ASC" or "the guidance") for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's 2012 Form 10-K.

The interim financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly Fortegra's financial position, results of operations, other comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2013.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of September 30, 2013 and 2012 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2 of the Notes to Consolidated Financial Statements of the Company's 2012 Form 10-K.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. All material intercompany account balances and transactions have been eliminated. The third-party ownership of 15% of the common stock of SFLAC and 37.6% of the ownership interests of ProtectCELL, LLC, which is treated as a partnership for income tax purposes, have been reflected as non-controlling interests on the Consolidated Balance Sheets. At September 30, 2013, the non-controlling interests for ProtectCELL and SFLAC were $4.9 million and $0.6 million, respectively.

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes both net income and other items of comprehensive income (loss) comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap, net of the related tax effects, and net of amounts attributable to non-controlling interests.

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

Reclassifications
Certain items in prior period financial statements have been reclassified to conform to the current presentation, which had no material impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.  The table below shows costs previously reported as components of other operating expenses that have been reclassified into member benefit claims for the three months ended March 31, 2013 and June 30, 2013.

	For the Three Months Ended
	March 31, 2013			June 30, 2013
Income Statement Line Item	As Previously Reported	Amount Reclassified	As Restated	As Previously Reported	Amount Reclassified	As Restated
Member benefit claims	$8,978	$388	$9,366	$11,114	$310	$11,424

Other operating expenses	9,805	(388)	9,417	10,481	(310)	10,171

Net Income	$2,493	$—	$2,493	$4,442	$—	$4,442

Subsequent Events
The Company reviewed material events subsequent to September 30, 2013 that occurred up to the date the Company's Consolidated Financial Statements were issued, and determined that no events required recognition or disclosure in these Consolidated Financial Statements and/or the notes thereto.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). ASU No. 2013-10 allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and London Interbank Offered Rate and also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 became effective on a prospective basis for qualifying new or designated hedging relationships entered into on or after July 17, 2013.  The Company will adopt ASU No. 2013-10 for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income ("AOCI") by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 effective January 1, 2013. Accordingly, the Company has included an enhanced footnote disclosure in the Note, "Other Comprehensive Income." The adoption of ASU No. 2013-02 did not impact the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU No. 2011-11 requires the disclosure of both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU No. 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for the Company beginning on January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption of ASU No. 2011-11 did not impact the Company's consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

4. Earnings Per Share

Earnings per share is calculated as follows:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator: (for both basic and diluted earnings per share)
Net income	$3,222	$4,024	$10,157	$11,382
Denominator:
Total weighted average basic common shares outstanding	19,405,597	19,531,694	19,500,430	19,705,105
Effect of dilutive stock options and restricted stock awards	998,911	931,544	1,030,692	914,979
Total weighted average diluted common shares outstanding	20,404,508	20,463,238	20,531,122	20,620,084

Earnings per share-basic	$0.17	$0.21	$0.52	$0.59
Earnings per share-diluted	$0.16	$0.20	$0.49	$0.56

Weighted average anti-dilutive common shares	809,870	567,995	762,081	431,446

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Severance and benefit costs included in personnel expense	$—	$1,234
Total consolidation of operations costs	$—	$1,234

6. Variable Interest Entities

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE, as defined in ASC 810, because the Company has an interest due to the note financing. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations. During the nine months ended September 30, 2013, the Company suspended recognition of interest income on the note and engaged the buyer in discussions, because the buyer was experiencing short term cash flow constraints. The Company determined that it would not pursue remedies available under the note at this time, and the parties executed a forbearance agreement along with a security agreement and a subordination agreement designed to allow more flexibility in timing of repayment; the principal amount and interest rate are unchanged. These contracts do not give the Company control over the business, and the Company may still leverage the remedies of the note should it deem such action necessary. The Company also provided an additional $0.1 million in short term funding, and the buyer has begun to repay that balance. The Company's maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable (including accrued interest receivable) and the remaining balance of the short term funding, presented in the table below:

	At
	September 30, 2013	December 31, 2012
The Company's maximum exposure to loss in the VIE	$1,251	$1,139

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

7. Other Comprehensive Income

The following schedule presents the activity in accumulated other comprehensive income (loss), ("AOCI") for the following periods:

	For the Nine Months Ended
	September 30, 2013
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)
Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(3,496)	301	(3,195)
Income tax benefit (expense)	1,223	(105)	1,118
Other comprehensive (loss) income before reclassifications, net of tax	(2,273)	196	(2,077)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(2,043)	845	(1,198)
Income tax expense (benefit)	716	(296)	420
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(1,327)	549	(778)
Current period other comprehensive (loss) income, net of tax	(3,600)	745	(2,855)
Less: comprehensive (loss) attributable to non-controlling interests	(15)	—	(15)
Balance at September 30, 2013, net of tax	$(1,396)	$(2,075)	$(3,471)

	For the Nine Months Ended
	September 30, 2012
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2011, net of tax	$587	$(2,341)	$(1,754)
Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	2,666	(1,311)	1,355
Income tax (expense) benefit	(933)	458	(475)
Other comprehensive income (loss) before reclassifications, net of tax	1,733	(853)	880
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax loss	6	313	319
Income tax (benefit)	(2)	(109)	(111)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	4	204	208
Net current period other comprehensive income (loss), net of taxes	1,737	(649)	1,088
Less: comprehensive income attributable to non-controlling interests	7	—	7
Balance at September 30, 2012, net of tax	$2,317	$(2,990)	$(673)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following schedule presents the reclassifications out of AOCI for the following periods:

	For the Three Months Ended
	September 30, 2013	September 30, 2012	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains (losses) included in net income	$756	$(16)	Net realized investment gains (losses)
Related tax (expense) benefit	(265)	6	Income taxes
Net of tax	$491	$(10)	Net Income

Unrealized gain (loss) on interest rate swap:
Reclassification of (losses) gain included in net income	$(286)	$(273)	Interest expense
Related tax (expense) benefit	100	94	Income taxes
Net of tax	$(186)	$(179)	Net Income

	For the Nine Months Ended
	September 30, 2013	September 30, 2012	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains (losses) included in net income	$2,043	$(6)	Net realized investment gains (losses)
Related tax (expense) benefit	(716)	2	Income taxes
Net of tax	$1,327	$(4)	Net Income

Unrealized loss on interest rate swap:
Reclassification of (losses) included in net income	(845)	(313)	Interest expense
Related tax benefit	296	109	Income taxes
Net of tax	$(549)	$(204)	Net Income

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

	2012		2013
	Acquisitions		Acquisition
	4Warranty	ProtectCELL	RICC
Assets:
Cash and cash equivalents	$703	$350	$1,893
Restricted cash	72	7,438	—
Investments	—	—	2,488
Short-term investments	—	252	—
Accrued investment income	—	—	38
Notes receivable, net	—	6,341	—
Other receivables	357	2,312	—
Reinsurance receivables	—	—	200
Property and equipment, net	61	628	—
Other intangible assets, net	1,870	18,815	375
Other assets	—	1,470	10
Liabilities:
Unpaid claims	—	(176)	(200)
Accrued expenses, accounts payable and other liabilities	(310)	(2,644)	(9)
Deferred revenue	(1,260)	(30,000)	—
Income taxes payable	(273)	—	—
Deferred income taxes, net	(259)	—	—
Net assets acquired	961	4,786	4,795
Non-controlling interest	—	(4,745)	—
Purchase consideration (1) (2)	3,625	20,000	4,795
Goodwill	$2,664	$19,959	$—

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Disposition in 2013
In June 2013, the Company sold its wholly owned subsidiary Magna for a gross sales price of $3.0 million, less cash held by Magna, transferred in the sale, of $0.8 million. For the nine months ended September 30, 2013, the Company recorded a $0.4 million pre-tax gain on the sale of Magna, which is included on the Consolidated Statements of Income line item, "Gain on sale of subsidiary."

9. Goodwill

The following table presents goodwill by segment and includes the retrospective adjustments made to the balance of goodwill at December 31, 2012 to reflect the effect of the measurement period adjustments made in accordance with accounting requirements under ASC 805 for the acquisitions of ProtectCELL and 4Warranty:

		Payment Protection	BPO	Brokerage	Total
Balance as originally reported at December 31, 2012		$52,084	$12,970	$54,458	$119,512
Valuation adjustments as required under ASC 805 for ProtectCELL		8,227	—	—	8,227
Valuation adjustments as required under ASC 805 for 4Warranty		(60)	—	—	(60)
Adjusted balance at December 31, 2012		$60,251	$12,970	$54,458	$127,679

Balance at	September 30, 2013	$60,251	$12,970	$54,458	$127,679

10. Other Intangible Assets

The following table presents finite-lived other intangible assets and their respective amortization periods and includes the retrospective adjustments made to the balances at December 31, 2012, as required by ASC 805, for the ProtectCELL and 4Warranty acquisitions:

				At
				September 30, 2013			December 31, 2012
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived other intangible assets:
Customer and agent relationships	5	to	15	$52,282	$(16,659)	$35,623	$52,230	$(12,340)	$39,890
Tradenames	8	to	10	1,200	(114)	1,086	1,200	—	1,200
Software	2.25	to	10	10,138	(4,459)	5,679	10,138	(3,385)	6,753
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	3,308	(2,807)	501	3,308	(2,716)	592
Total finite-lived other intangible assets				$67,476	$(24,587)	$42,889	$67,424	$(18,989)	$48,435

The following table presents the carrying amount of indefinite-lived other intangible assets:	At
	September 30, 2013	December 31, 2012
Tradenames	$21,875	$21,875
Licenses	375	—
Total	$22,250	$21,875

The following table includes the retrospective adjustments made to the balance of other intangible assets at December 31, 2012 to reflect the effect of these measurement period adjustments made in accordance with the accounting requirements under ASC 805 for the acquisitions of ProtectCELL and 4Warranty and the current period activity.

Balance as originally reported at December 31, 2012	$79,340
Valuation adjustments as required under ASC 805 for ProtectCELL	(9,000)
Valuation adjustments as required under ASC 805 for 4Warranty	(30)
Adjusted balance at December 31, 2012	70,310
Intangible assets acquired in 2013	427
Less: Amortization expense	5,598
Balance at September 30, 2013	$65,139

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31 is presented below:

Remainder of 2013	$1,858
2014	7,427
2015	7,416
2016	6,755
2017	5,399
Thereafter	14,034
Total	$42,889

11. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	At
	September 30, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$49,610	$238	$(409)	$49,439
Municipal securities	23,033	96	(379)	22,750
Corporate securities	51,183	138	(830)	50,491
Mortgage-backed securities	79	1	—	80
Total fixed maturity securities	$123,905	$473	$(1,618)	$122,760

Equity securities:
Common stock - publicly traded	$39	$5	$—	$44
Preferred stock - publicly traded	5,975	—	(711)	5,264
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,082	$14	$(724)	$6,372

	At
	December 31, 2012
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$22,424	$761	$(7)	$23,178
Municipal securities	16,636	413	(8)	17,041
Corporate securities	67,627	2,461	(80)	70,008
Mortgage-backed securities	285	4	—	289
Asset-backed securities	123	2	—	125
Total fixed maturity securities	$107,095	$3,641	$(95)	$110,641

Equity securities:
Common stock - publicly traded	$39	$3	$—	$42
Preferred stock - publicly traded	4,975	133	(1)	5,107
Common stock - non-publicly traded	59	4	(5)	58
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$6,082	$144	$(6)	$6,220

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table details the Company's restricted investments:

	At
	September 30, 2013	December 31, 2012
Fair value of restricted investments for special deposits required by state insurance departments	$10,384	$10,988
Fair value of restricted investments in trust pursuant to reinsurance agreements	6,289	6,954
Fair value of restricted investments	$16,673	$17,942

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At
	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,439	$18,448	$5,557	$5,608
Due after one year through five years	59,966	59,885	58,378	60,323
Due after five years through ten years	22,028	21,282	24,983	25,900
Due after ten years	23,393	23,065	17,769	18,396
Mortgage-backed securities	79	80	285	289
Asset-backed securities	—	—	123	125
Total fixed maturity securities	$123,905	$122,760	$107,095	$110,641
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater:

	At
	September 30, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$29,025	$(402)	41	$465	$(7)	6	$29,490	$(409)	47
Municipal securities	9,294	(379)	15	—	—	—	9,294	(379)	15
Corporate securities	33,403	(791)	38	681	(39)	2	34,084	(830)	40
Total fixed maturity securities	$71,722	$(1,572)	94	$1,146	$(46)	8	$72,868	$(1,618)	102

Equity securities:
Preferred stock - publicly traded	$5,263	$(711)	9	$—	$—	—	$5,263	$(711)	9
Common stock - non-publicly traded	—	—	—	31	(13)	2	31	(13)	2
Total equity securities	$5,263	$(711)	9	$31	$(13)	2	$5,294	$(724)	11

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
The Company does not intend to sell the investments that are in an unrealized loss position at September 30, 2013 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of September 30, 2013, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and intent to hold the securities until recovery.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross proceeds from sales	$27,139	$503	54,663	$4,980

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and any realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross realized gains	$756	$—	$2,118	$22
Gross realized losses	—	—	(75)	(12)
Total net gains from investment sales	756	—	2,043	10
Impairment write-downs (other-than-temporary impairments)	—	(16)	—	(16)
Net realized investment gains	$756	$(16)	$2,043	$(6)

The following schedule details the components of net investment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Fixed income securities	$670	$628	$2,094	$1,954
Cash on hand and on deposit	11	47	47	143
Common and preferred stock dividends	98	77	275	191
Notes receivable	99	75	239	201
Other income	3	34	117	104
Investment expenses	(109)	(117)	(339)	(374)
Net investment income	$772	$744	$2,433	$2,219

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

12. Reinsurance Receivables

The effects of reinsurance on premiums written and earned and on losses and loss adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$116,452	$100,193	$100,409	$98,287	$297,940	$284,169	$272,317	$269,132
Ceded	(79,580)	(66,087)	(65,935)	(64,394)	(194,067)	(183,240)	(169,971)	(171,362)
Net	$36,872	$34,106	$34,474	$33,893	$103,873	$100,929	$102,346	$97,770

Losses and LAE incurred	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Direct and assumed	$23,354	$23,069	$66,879	$66,198
Ceded	(13,397)	(11,639)	(35,783)	(33,926)
Net losses and LAE incurred	$9,957	$11,430	$31,096	$32,272

The following table reflects the components of the reinsurance receivables:	At
	September 30, 2013	December 31, 2012
Prepaid reinsurance premiums: (1)
Life	$51,492	$53,117
Accident and health	36,126	34,266
Property	95,434	85,805
Total	183,052	173,188
Ceded claim reserves:
Life	1,564	1,786
Accident and health	8,964	9,263
Property	10,825	8,663
Total ceded claim reserves	21,353	19,712
Other reinsurance settlements receivable	7,430	11,088
Reinsurance receivables	$211,835	$203,988
(1) Including policyholder account balances ceded.

The following table shows the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

	At
	September 30, 2013	December 31, 2012
Total of the three largest receivable balances from unrelated reinsurers	$135,462	$126,633

At September 30, 2013 and December 31, 2012, respectively, the three unrelated reinsurers from whom the Company has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: Not rated) and Spartan Property Insurance Company (A. M. Best Rating: Not rated). Because Spartan Property Insurance Company does not maintain an A.M. Best rating, the related receivables are collateralized by assets held in trust accounts. At September 30, 2013, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

13. Note Payable

The Company's note payable consisted of the following:	At
	September 30, 2013	December 31, 2012
Wells Fargo Bank, N.A. credit facility, maturing August 2017	$82,750	$89,438

Maximum balance allowed on the Wells Fargo Bank, N.A. credit facility	$120,000	$123,750

Interest rate at the end of the respective period:	2.94%	2.76%

Aggregate maturities for the Company's note payable at September 30, 2013 are as follows:

Remainder of 2013	$1,250
2014	5,000
2015	5,000
2016	5,000
2017	66,500
Thereafter	—
Total	$82,750

$125.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
At September 30, 2013, the Company had a secured credit agreement (the "Credit Agreement"), which had an initial capacity of $125.0 million, entered into on August 2, 2012, with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement has a five year term, with an initial capacity of $125.0 million comprised of a $50.0 million term loan facility (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. In addition, the Term Loan Facility is reduced by mandatory quarterly principal payments.

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

Financial Covenants
At September 30, 2013 and December 31, 2012, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at September 30, 2013 and the calculations used to arrive at each ratio (capitalized terms used but not defined in this paragraph are defined in the Credit Agreement or as otherwise provided below):

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

Risk-Based Capital ("RBC") Ratio - the ratio (expressed as a percentage) of NAIC RBC (as defined in the NAIC standards) for any Regulated Insurance Company on an individual basis, calculated at the end of any Fiscal Year, to the "authorized control level" (as defined in the NAIC standards).

The following is a summary of the Credit Agreement's more significant financial covenants calculated at September 30, 2013, except for the RBC Ratios, which under the Credit Agreement reflect the ratios calculated as of the most recent fiscal year end, in this case December 31, 2012:

	Covenant	Actual At
Covenant	Requirement	September 30, 2013
Total leverage ratio	not more than 3.50	2.67
Fixed charge coverage ratio	not less than 2.00	2.74
Reinsurance ratio	not less than 50%	69.0%

		Actual At
RBC Ratios:		December 31, 2012
RBC Ratio - Bankers Life of Louisiana	not less than 250%	469.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,155.0%
RBC Ratio - Insurance Company of the South	not less than 250%	378.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	255.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	386.0%

14. Derivative Financial Instruments - Interest Rate Swap

The Company has an interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap, which is designated as a cash flow hedge, commenced in June 2012 and expires in June 2017.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table summarizes the fair value (including accrued interest) and related outstanding notional amounts of derivative instruments and indicates where within the Consolidated Balance Sheets each is reported:

	Balance Sheet Location	At
		September 30, 2013	December 31, 2012
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000

Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	$(3,192)	$(4,338)

Unrealized loss, net of tax, on the fair value of the Swap	AOCI	$(2,075)	$(2,820)

Variable rate of the interest rate swap		0.25%	0.31%
Fixed rate of the interest rate swap		3.47%	3.47%

The following table summarizes the pretax impact of the Swap on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Loss) gain recognized in AOCI on the derivative-effective portion	$(263)	$(470)	$301	$(1,311)

Loss reclassified from AOCI into income-effective portion	$286	$273	$845	$313

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

At
September 30, 2013
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,119

15. Stock-Based Compensation

Stock Options
The Company granted 60,000 time-based stock options to employees during the three months ended September 30, 2013, which vest in equal portions on each of the four anniversaries of the grant date. During the nine months ended September 30, 2013, the Company granted 228,981 performance-based stock options under the Company's Long-Term Incentive Plan ("LTIP"). The performance-based awards will vest, if at all, should the Company achieve three-year performance goals on or before December 31, 2015 for (i) net revenue (Compound Annual Growth Rate), (ii) earnings growth (Net Income) and (iii) profitable growth (Return on Average Equity). The performance metrics are equally weighted such that achievement of any one target results in vesting of one-third of the total equity award. If any of the target(s) are not attained by December 31, 2015, the one-third portion(s) of the award associated with the unattained target(s) will be canceled.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

A summary of the Company's time- and performance-based stock option activity for the nine months ended September 30, 2013 is presented below:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)
Balance, December 31, 2012	2,016,231	$4.38	1,690,040	$3.66	185,000	$8.00	—	$—
Granted	60,000	7.62	—	—	228,981	8.89	—	—
Vested	—	—	114,617	8.44	—	—	—	—
Exercised	(6,250)	7.84	(6,250)	7.84	—	—	—	—
Canceled/forfeited	(28,750)	7.87	—	—	(60,557)	8.67	—	—
Balance, September 30, 2013	2,041,231	$4.42	1,798,407	$3.95	353,424	$8.46	—	$—

Weighted average remaining contractual term at September 30, 2013 (in years)	4.3		3.7		9.0		0.0

The following presents the Company's outstanding and exercisable time- and performance-based stock options by exercise price at September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price (in dollars per share)	Option Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price (in dollars per share)	Option Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price (in dollars per share)
$3.03	787,500	2.13	$3.03	787,500	2.13	$3.03
3.25	757,963	4.07	3.25	757,963	4.07	3.25
7.62	60,000	9.92	7.62	—	—	—
7.84	232,500	7.75	7.84	131,676	7.75	7.84
7.93	5,000	9.00	7.93	—	—	—
7.97	110,000	8.92	7.97	36,676	8.92	7.97
8.00	170,000	8.75	8.00	—	—	—
8.89	183,424	9.25	8.89	—	—	—
11.00	88,268	7.21	11.00	84,592	7.21	11.00
Totals	2,394,655	5.01	$5.02	1,798,407	3.74	$3.95

Information on time- and performance-based stock options, vested and expected to vest, is as follows:	At
September 30, 2013
Number of shares vested and expected to vest	2,189,548
Weighted average remaining contractual life (in years)	4.62
Weighted average exercise price per option (in dollars)	$4.66
Intrinsic value (in thousands)	$8,644

The weighted average assumptions used to estimate the fair values of the stock options granted is as follows:

For the Nine Months Ended
September 30, 2013
Expected term (in years)	7.81
Expected volatility	32.37%
Expected dividends	—%
Risk-free rate	1.54%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Restricted Stock Awards
The Company granted 3,415 and 6,016 time-based restricted stock awards to employees during the three and nine months ended September 30, 2013, respectively, which vest in equal portions on each of the four anniversaries of the grant date. During the nine months ended September 30, 2013, the Company granted 76,326 performance-based restricted stock awards to employees under the LTIP. The performance-based restricted stock awards will vest based on the same criteria as the performance based stock options described in the above section titled, "Stock Options."

In addition, during the nine months ended September 30, 2013, the Company granted a total of 75,000 time-based restricted stock awards, equally distributed to five of its Directors, which vest in equal portions on each of the three anniversaries of the grant date.

A summary of the Company's time- and performance-based restricted stock award activity for the nine months ended September 30, 2013 is presented below:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value (in dollars per share)	Shares	Weighted Average Grant Date Fair Value (in dollars per share)
Shares outstanding at December 31, 2012	103,000	$8.00	80,861	$11.00
Granted	81,016	9.39	76,326	8.89
Vested	(29,336)	7.48	—	—
Forfeited	—	—	(15,185)	8.89
Shares outstanding at September 30, 2013	154,680	$8.83	142,002	$10.09

Stock-Based Compensation Expense
Total time- and performance-based stock-based compensation expense and the related income tax (benefit), as recognized on the Consolidated Statements of Income, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Personnel costs	$226	$205	$614	$447
Other operating expenses	131	82	373	210
Income tax benefit	(137)	(110)	(378)	(251)
Net stock-based compensation expense	$220	$177	$609	$406

Additional information on total non-vested stock-based compensation is as follows:	At
	September 30, 2013
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$867	$1,184
Weighted-average recognition period (in years)	2.4	3.7

For the three and nine months ended September 30, 2013, the Company did not recognize expense on 183,424 performance-based stock options and 61,141 performance-based restricted stock awards because the attainment of the performance metrics associated with these awards was not probable based on current projections.

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

The provision for income taxes consisted of the following:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Current	$3,394	$2,568	$7,358	$5,697
Deferred	(1,126)	(171)	(1,310)	695
Income taxes	$2,268	$2,397	$6,048	$6,392

The reconciliation of the income tax expense at the federal statutory income tax rate of 35% is as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$1,875	35.00%	$2,258	35.00%	$5,977	35.00%	$6,243	35.00%
Effect of:
Small life deduction	(197)	(3.68)	(140)	(2.17)	(388)	(2.27)	(368)	(2.06)
Non-deductible expenses	34	0.63	17	0.26	81	0.47	87	0.49
Tax exempt interest	(38)	(0.71)	(23)	(0.36)	(109)	(0.64)	(73)	(0.41)
State taxes	170	3.17	67	1.04	415	2.43	319	1.79
Prior year tax true-up	312	5.82	116	1.80	312	1.83	103	0.58
Non-controlling interest	47	0.88	—	—	(304)	(1.78)	—	—
Other, net	65	1.21	102	1.58	64	0.37	81	0.45
Income taxes	$2,268	42.32%	$2,397	37.15%	$6,048	35.41%	$6,392	35.84%

The Company's majority-owned subsidiary, ProtectCELL, is taxed as a partnership, therefore, the non-controlling interest is recorded on a pre-tax basis, and the tax effect is shown in the income tax rate reconciliation in the above table. The Company records tax balances only on its ownership interest in ProtectCELL.

As of September 30, 2013, the Company has fully utilized its net operating loss carryforward which was subject to limitation under Section 382 of the Internal Revenue Code ("IRC").

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

17. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$17,213	$17,213	$15,209	$15,209
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	49,439	49,439	23,178	23,178
Municipal securities	22,750	22,750	17,041	17,041
Corporate securities	50,491	50,491	70,008	70,008
Mortgage-backed securities	80	80	289	289
Asset-backed securities	—	—	125	125
Equity securities:
Common stock - publicly traded	44	44	42	42
Preferred stock - publicly traded	5,264	5,264	5,107	5,107
Common stock - non-publicly traded	51	51	58	58
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	5,818	5,818	11,290	11,290
Accounts and premiums receivable, net	32,785	32,785	27,302	27,302
Other receivables	36,109	36,109	13,393	13,393
Short-term investments	971	971	1,222	1,222
Total financial assets	$222,028	$222,028	$185,277	$185,277

Financial liabilities:
Note payable	$82,750	$82,750	$89,438	$89,438
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	3,192	3,192	4,338	4,338
Total financial liabilities	$120,942	$120,942	$128,776	$128,776

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

At September 30, 2013		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$49,439	$—	$49,439	$—
Municipal securities	22,750	—	22,750	—
Corporate securities	50,491	—	50,491	—
Mortgage-backed securities	80	—	80	—
Asset-backed securities	—	—	—	—
Equity securities:
Common stock - publicly traded	44	44	—	—
Preferred stock - publicly traded	5,264	5,264	—	—
Common stock - non-publicly traded	51	—	—	51
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	971	971	—	—
Total assets	$130,103	$6,279	$122,760	$1,064

Financial Liabilities:
Interest rate swap	$3,192	$—	$3,192	$—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At December 31, 2012		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$23,178	$—	$23,178	$—
Municipal securities	17,041	—	17,041	—
Corporate securities	70,008	—	69,956	52
Mortgage-backed securities	289	—	289	—
Asset-backed securities	125	—	125	—
Equity securities:
Common stock - publicly traded	42	42	—	—
Preferred stock - publicly traded	5,107	5,107	—	—
Common stock - non-publicly traded	58	—	—	58
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	1,222	1,222	—	—
Total Assets	$118,083	$6,371	$110,589	$1,123

Financial Liabilities:
Interest rate swap	$4,338	$—	$4,338	$—

The Company did not transfer any fixed maturity or equity securities between Level 1 and Level 2 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, 1 corporate security was transferred from Level 3 to Level 2. This transfer occurred due to the availability of Level 2 pricing for the corporate security, which was unavailable in prior periods. The Company's use of Level 3 unobservable inputs included 6 individual securities that accounted for 0.8% of total investments at September 30, 2013. The Company utilized an independent third party pricing service to value 3 of the Level 3 securities. The value of 2 equity securities in Level 3, which are non-publicly traded preferred stocks, were calculated by the Company. One of the equity securities, with a value of $1.0 million, was valued by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. The second Level 3 equity security, with a value of $13.0 thousand was valued by estimating the total value of the Class-A shares outstanding by the issuer and a review of the issuer's audited financial statements. At December 31, 2012, the Company had 7 individual securities valued under Level 3 that accounted for 1.0% of total investments.

The following table summarizes the changes in Level 3 assets measured at fair value:	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Beginning balance, January 1,	$1,123	$1,204
Total realized and (unrealized) investment gains (losses):
Included in net income	—	—
Included in other comprehensive (loss)	(32)	(19)
Sales	—	(47)
Transfers (out of) into Level 3	(27)	(7)
Ending balance, September 30,	$1,064	$1,131

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table sets forth the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	For the Nine Months Ended	For the Twelve Months Ended
	September 30, 2013	December 31, 2012
Ordinary dividends	$231	$2,783
Extraordinary dividends	—	—
Total dividends	$231	$2,783

The following table details the combined statutory capital and surplus of the Company's insurance subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance subsidiaries for the following periods:

	At
	September 30, 2013	December 31, 2012
Combined statutory capital and surplus of the Company's insurance subsidiaries	$61,762	$53,885

Required minimum statutory capital and surplus	$17,200	$15,300

Amount available for ordinary dividends of the Company's insurance subsidiaries	$2,065	$4,500

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of September 30, 2013 and December 31, 2012, respectively.

The amount of ordinary dividends available from the Company's two subsidiaries domiciled in the state of Georgia, Life of the South Insurance Company and The Insurance Company of the South, was impacted in the third quarter of 2013 by a change in Georgia's Insurance Regulations.  Previously, the maximum amount of ordinary dividends payable in any one year by an insurer domiciled in Georgia was defined as the greater of a) 10 percent of the insurer's surplus with regards to policyholders as of December 31 of the preceding year, or b) the net gain from operations of the insurer (for life companies) or the net income not including realized capital gains (for non-life companies) for the 12 month period ending December 31 of the preceding year.  Now, the maximum ordinary dividend is defined as the lesser of these two measures.  This regulation change reduced the amount of ordinary dividends available from the insurance companies at September 30, 2013 by $2.2 million.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Contingencies
The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of such matters in existence at September 30, 2013 are reserved against, covered by insurance or would not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In the Payment Protection segment, the Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the court did not award sanctions, it did order the Company to subpoena certain records from its agents.  In an effort to prevent the trial court from enforcing the order, the Company filed a Writ of Prohibition, which the Kentucky Court of Appeals denied on August 31, 2012.  In response, the Company filed a motion for discretionary review of the Writ of Prohibition. The Company also filed a direct appeal of the same order, on the grounds that the order could be construed as a finding of contempt on the part of the Company. The Court of Appeals dismissed the direct appeal on September 13, 2013, which prompted the Company to file a motion for discretionary review of the direct appeal. The Kentucky Supreme Court is currently reviewing both the Writ of Prohibition and the direct appeal. To date, no trial date has been set.
In the Motor Clubs business of the Payment Protection segment, the Company is currently a defendant in Dill and Thurman v. Continental Car Club, Inc. and Fortegra Financial Corp., which was filed on August 18, 2011 in the Tennessee Chancery Court, Rhea County.  The Plaintiffs asserted claims for breach of employment and non-competition agreements, among other claims, and sought injunctive relief and damages in connection with the Company's purchase of Continental Car Club, Inc. from Plaintiffs in May 2010.  In November 2010, the trial court ruled that the employment agreements, including the non-competition provisions thereof, were enforceable, but that Plaintiffs resigned for good reason from the Company entitling them to severance benefits. However, the Company successfully appealed this ruling to the Tennessee Court of Appeals, which in October 2013 reversed the order awarding severance benefits while upholding the order enforcing the non-competition provisions of the employment agreement.  The Company is currently pursuing recovery of Company property and attorney fees.
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

20. Segment Results

The Company conducts business through three business segments: (i) Payment Protection; (ii) BPO; and (iii) Brokerage. The revenue for each segment is presented below to reflect the operating characteristics of the segment. The Company allocates certain revenues and expenses to the segments. These items consist primarily of corporate-related income, transaction related costs, executive stock compensation and other overhead expenses. Segment assets are not presented to the Company's chief operating decision maker for operational decision-making and therefore are not disclosed in the accompanying table.

The Company measures the profitability of its business segments with the allocation of Corporate revenues and expenses and without taking into account amortization, depreciation, interest expense and income taxes. The Company refers to this financial performance measure as "segment EBITDA" (earnings before interest, taxes, depreciation and amortization). The Company's financial measure of segment EBITDA meets the definition of a Non-GAAP financial measure and is not a recognized term under U.S. GAAP, nor is it an alternative to the U.S. GAAP financial measures presented in this Form 10-Q. The Non-GAAP financial measure in this Form 10-Q should be used in addition to, but not as a substitute for, the U.S. GAAP financial measures presented elsewhere in this Form 10-Q. The Company believes that this Non-GAAP financial measure provides useful information to management, analysts and investors regarding financial and business trends relating to the Company's results of operations and financial condition. The variability of the Company's segment EBITDA is significantly affected by segment net revenues because a large portion of the Company's operating expenses are fixed. The Company's industry peers may also provide similar supplemental Non-GAAP financial measures, although they may not use the same or comparable terminology and may not make identical adjustments.

The following table presents the Company's business segment results:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Segment Net Revenue
Payment Protection
Service and administrative fees	$45,248	$17,519	$122,016	$52,281
Ceding commission	8,732	11,122	22,852	25,396
Net investment income	771	744	2,432	2,219
Net realized investment gains	756	(16)	2,043	(6)
Other income (1)	177	52	929	172
Net earned premium	34,105	33,893	100,928	97,770
Net losses and loss adjustment expenses	(9,957)	(11,430)	(31,096)	(32,272)
Member benefit claims	(13,834)	(1,157)	(34,624)	(3,558)
Commissions	(43,175)	(33,377)	(120,148)	(96,647)
Total Payment Protection Net Revenue	22,823	17,350	65,332	45,355
BPO	3,717	4,951	11,900	13,565
Brokerage
Brokerage commissions and fees	8,789	8,411	28,411	27,295
Service and administrative fees	274	428	1,107	1,349
Total Brokerage	9,063	8,839	29,518	28,644
Total segment net revenue	35,603	31,140	106,750	87,564

Operating Expenses
Payment Protection	15,833	9,563	44,805	26,205
BPO	2,370	3,836	8,706	10,320
Brokerage	7,296	7,268	22,016	21,577
Total operating expenses	25,499	20,667	75,527	58,102

EBITDA
Payment Protection	6,990	7,787	20,527	19,150
BPO	1,347	1,115	3,194	3,245
Brokerage	1,767	1,571	7,502	7,067
Total EBITDA	10,104	10,473	31,223	29,462

Depreciation and Amortization
Payment Protection	1,736	863	5,145	2,577
BPO	845	494	2,512	1,495
Brokerage	667	641	2,004	2,287
Total depreciation and amortization	3,248	1,998	9,661	6,359

Interest Expense
Payment Protection	1,022	1,359	3,044	3,342
BPO	176	294	528	820
Brokerage	303	372	917	1,105
Total interest expense	1,501	2,025	4,489	5,267

Income before income taxes and non-controlling interests
Payment Protection	4,232	5,565	12,338	13,231
BPO	326	327	154	930
Brokerage	797	558	4,581	3,675
Total income before income taxes and non-controlling interests	5,355	6,450	17,073	17,836
Income taxes	2,268	2,397	6,048	6,392
Less: net (loss) income attributable to non-controlling interests	(135)	29	868	62
Net income	$3,222	$4,024	$10,157	$11,382
(1) - Includes the $402 gain on sale of subsidiary for the nine months ended September 30, 2013.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table reconciles segment information to the Company's Consolidated Statements of Income and provides a summary of other key financial information for each segment:

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Segment Net Revenue
Payment Protection (1)	$22,823	$17,350	$65,332	$45,355
BPO	3,717	4,951	11,900	13,565
Brokerage	9,063	8,839	29,518	28,644
Segment net revenues	35,603	31,140	106,750	87,564
Net losses and loss adjustment expenses	9,957	11,430	31,096	32,272
Member benefit claims	13,834	1,157	34,624	3,558
Commissions	43,175	33,377	120,148	96,647
Total segment revenue	102,569	77,104	292,618	220,041

Operating Expenses
Payment Protection	15,833	9,563	44,805	26,205
BPO	2,370	3,836	8,706	10,320
Brokerage	7,296	7,268	22,016	21,577
Total operating expenses	25,499	20,667	75,527	58,102
Net losses and loss adjustment expenses	9,957	11,430	31,096	32,272
Member benefit claims	13,834	1,157	34,624	3,558
Commissions	43,175	33,377	120,148	96,647
Total operating expenses before depreciation, amortization and interest expense	92,465	66,631	261,395	190,579

EBITDA
Payment Protection	6,990	7,787	20,527	19,150
BPO	1,347	1,115	3,194	3,245
Brokerage	1,767	1,571	7,502	7,067
Total EBITDA	10,104	10,473	31,223	29,462

Depreciation and Amortization
Payment Protection	1,736	863	5,145	2,577
BPO	845	494	2,512	1,495
Brokerage	667	641	2,004	2,287
Total depreciation and amortization	3,248	1,998	9,661	6,359

Interest Expense
Payment Protection	1,022	1,359	3,044	3,342
BPO	176	294	528	820
Brokerage	303	372	917	1,105
Total interest expense	1,501	2,025	4,489	5,267

Income before income taxes and non-controlling interests
Payment Protection	4,232	5,565	12,338	13,231
BPO	326	327	154	930
Brokerage	797	558	4,581	3,675

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Reconciliation of Segment Net Revenue to Total Revenue and EBITDA to Net Income
	For the Three Months Ended		For the Nine Months Ended
Total income before income taxes and non-controlling interests	5,355	6,450	17,073	17,836
Income taxes	2,268	2,397	6,048	6,392
Less: net (loss) income attributable to non-controlling interests	(135)	29	868	62
Net income	$3,222	$4,024	$10,157	$11,382
(1) - Includes the $402 gain on sale of subsidiary for the nine months ended September 30, 2013.

21. Related Party Transactions

In conjunction with the December 31, 2012 acquisition of ProtectCELL, the Company assumed an office space lease between ProtectCELL and 39500 High Pointe, LLC ("High Pointe"). The ownership of High Pointe includes three members who were the founding members of ProtectCELL and are now employees of the Company. The Company made lease payments to High Pointe during the three and nine months ended September 30, 2013, which are reflected in the table below.

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

An executive officer of ProtectCELL owns multiple wireless retail locations, which sell ProtectCELL protection plans to wireless retail customers. For the three and nine months ended September 30, 2013, the Company recorded income from and paid commissions for this related party arrangement, which are reflected in the table below.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who have consulting relationships with the Company. The Company made lease payments to Source for the three and nine months ended September 30, 2013, which are reflected in the table below.

In January 2012, the Company recorded a receivable due from an officer of the Company relating to the 2010 acquisition of South Bay Acceptance Corporation, which had a balance of $0.1 million at September 30, 2013 and December 31, 2012, respectively.

In December 2011, the Company entered into an information technology support services agreement (the "IT Agreement") with a company for which a member serving on the Company's Board of Directors also serves on the board of the company receiving the information technology support services from the Company. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement. The Company recorded income from the IT Agreement during the nine months ended September 30, 2012, which is reflected in the table below.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. In conjunction with this Marketing Agreement, during April 2013, the Company entered into an agreement under which the Marketer began selling insurance-related products of the Company to the Marketer's customers. The Company recorded income and paid claims, associated with the sale of the Company's insurance-related products, for the three and nine months ended September 30, 2013, which are reflected in the table below.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table details the amounts recorded on the Company's Consolidated Balance Sheets and Consolidated Statements of Income resulting from related party transactions:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income recorded by ProtectCELL for protection plans sold	$537	$—	$1,639	$—
Income recorded for the sale of the Company's insurance-related products under the Marketing Agreement	324	—	592	—
Income recorded from the IT Agreement	—	—	—	218
Total related party income recorded by the Company	$861	$—	$2,231	$218

Interest income recorded on related party notes receivable	$—	$—	$21	$—

Lease expense paid to 39500 High Pointe, LLC	$103	$—	$300	$—
Lease expense paid to Source International Incorporated	29	—	87	—
Total related party lease expense	$132	$—	$387	$—

Commissions paid by ProtectCELL for protection plans sold	$200	$—	$651	$—

Claims paid on the Company's insurance-related products under the Marketing Agreement	$26	$—	$26	$—

			At
			September 30, 2013	December 31, 2012
Notes receivable from related parties			$134	$6,269

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part I, of this Form 10-Q. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1A. Risk Factors" included in this Form 10-Q.

EXECUTIVE SUMMARY
Our net income for the three months ended September 30, 2013 decreased $0.8 million, or 19.9%, to $3.2 million from $4.0 million for the three months ended September 30, 2012, which prior period included a $1.0 million impact from a change in accounting estimate. Earnings per diluted share decreased 20.0% to $0.16 for the three months ended September 30, 2013 from $0.20 for the same period in 2012.

For the three months ended September 30, 2013, our total revenues increased $25.5 million, or 33.0%, to $102.6 million from $77.1 million for the same period in 2012, which prior period included the effect of a $4.0 million change in accounting estimate. The increase in 2013 revenues is primarily attributable to our December 31, 2012 acquisitions of ProtectCELL and 4Warranty, which accounted for $26.7 million and $0.8 million of the increase, respectively. In addition, total revenues for the three months ended September 30, 2013 included $0.8 million of realized investment gains, and increases in brokerage commissions and fees and net earned premiums of $0.4 million and $0.2 million, respectively. These increases were partially offset by a $2.4 million decrease in ceding commissions.

Total expenses increased $26.6 million, or 37.6%, to $97.2 million for the three months ended September 30, 2013 from $70.7 million for the same period in 2012, which prior period included the effect of a $2.5 million change in accounting estimate. The majority of the increase for the 2013 period was due to ProtectCELL and 4Warranty, which added $27.3 million and $0.8 million to expenses, respectively, offset by a $1.5 million decrease in net losses and loss adjustment expenses.

Our net income for the nine months ended September 30, 2013 decreased $1.2 million, or 10.8%, to $10.2 million from $11.4 million for the nine months ended September 30, 2012, which prior period included a $1.0 million impact of a change in accounting estimate. Earnings per diluted share decreased 12.5% to $0.49 for the nine months ended September 30, 2013 from $0.56 for the same period in 2012.

For the nine months ended September 30, 2013, our total revenues increased $72.6 million, or 33.0%, to $292.6 million from $220.0 million for the same period in 2012, which prior period included the effect of a $4.0 million change in accounting estimate. The increase in revenues is primarily attributable to ProtectCELL and 4Warranty, which accounted for $67.0 million and $2.1 million of the increase, respectively. Total revenues for the nine months ended September 30, 2013 included a $3.2 million increase in net earned premiums along with $2.0 million of realized investment gains. These increases were partially offset by a $2.5 million decrease in ceding commissions.

Total expenses increased $73.3 million, or 36.3%, to $275.5 million for the nine months ended September 30, 2013 from $202.2 million for the same period in 2012, which prior period included the effect of a $2.5 million change in accounting estimate. The majority of the increase was due to ProtectCELL and 4Warranty, which added $65.3 million and $2.0 million to expenses, respectively. Excluding the increases associated with ProtectCell and 4Warranty, commission expense, direct-to-consumer initiative and depreciation increased $4.9 million, $1.6 million and $1.2 million, respectively. These increases were partially offset by a $1.4 million reduction in interest expense and a $1.2 million decline in net losses and loss adjustment expenses compared to the same period in 2012. In addition, the 2013 expenses also included $1.2 million in costs associated with our previously announced consolidation of operations plan, discussed below.

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

In June 2013, we sold our wholly owned subsidiary, Magna Insurance Company, for a sales price of $3.0 million and realized a $0.4 million pre-tax gain on the sale which is included in our results for the nine months ended September 30, 2013.

In August 2013, the Board of Directors (the "Board") authorized an additional $5.0 million increase to the share repurchase plan. This additional authorization expands the existing share repurchase program from $10.0 million as authorized by the Board in November 2011 to $15.0 million. We view our share repurchase plan as an effective method of creating stockholder value and a prudent use of available cash.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2013 are unchanged from the disclosures presented in the MD&A of Fortegra's 2012 Annual Report on Form 10-K.

Change in Accounting Estimate - Unearned Premium Reserves for the Payment Protection Segment
As previously disclosed in our 2012 Form 10-K, during the period ended September 30, 2012, we reviewed our unearned premium reserves in relation to the loss patterns and the related recognition of income for certain types of credit property and vendor single interest payment protection products, and based on our analysis determined that a change to the Rule of 78s method of interest calculation results in a more accurate estimate of net earned premium reserves for these products (the "Change in Accounting Estimate"). For this previous disclosure and more information regarding the effect of the Change in Accounting Estimate on our historical results of operations, see the Note, "Summary of Significant Accounting Policies - Change in Accounting Estimate - Unearned Premium Reserves for the Payment Protection Segment" of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, please see the Note "Recent Accounting Standards" of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Components of Revenues and Expenses
For a complete discussion of our "Components of Revenues and Expenses," please see the MD&A in Part II, Item 7, of Fortegra's 2012 Form 10-K.

RESULTS OF OPERATIONS
The following tables set forth our Consolidated Statements of Income for the following periods:

(in thousands, except shares, per share amounts and percentages)	For the Three Months Ended
	September 30, 2013	September 30, 2012	$ Change from 2012	% Change from 2012
Revenues:
Service and administrative fees	$49,238	$22,898	$26,340	115%
Brokerage commissions and fees	8,787	8,411	376	4.5
Ceding commission	8,731	11,122	(2,391)	(21.5)
Net investment income	772	744	28	3.8
Net realized investment gains (losses)	756	(16)	772	(4,825.0)
Net earned premium	34,106	33,893	213	0.6
Other income	179	52	127	244.2
Total revenues	102,569	77,104	25,465	33.0

Expenses:
Net losses and loss adjustment expenses	9,957	11,430	(1,473)	(12.9)
Member benefit claims	13,834	1,157	12,677	1,095.7
Commissions	43,175	33,377	9,798	29.4
Personnel costs	14,649	12,708	1,941	15.3
Other operating expenses	10,850	7,959	2,891	36.3
Depreciation and amortization	1,378	871	507	58.2
Amortization of intangibles	1,870	1,127	743	65.9
Interest expense	1,501	2,025	(524)	(25.9)
Total expenses	97,214	70,654	26,560	37.6
Income before income taxes and non-controlling interests	5,355	6,450	(1,095)	(17.0)
Income taxes	2,268	2,397	(129)	(5.4)
Income before non-controlling interests	3,087	4,053	(966)	(23.8)
Less: net (loss) income attributable to non-controlling interests	(135)	29	(164)	(565.5)
Net income	$3,222	$4,024	$(802)	(19.9)%

Earnings per share:
Basic	$0.17	$0.21
Diluted	$0.16	$0.20
Weighted average common shares outstanding:
Basic	19,405,597	19,531,694
Diluted	20,404,508	20,463,238

(in thousands, except shares, per share amounts and percentages)	For the Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change from 2012	% Change from 2012
Revenues:
Service and administrative fees	$135,022	$67,195	$67,827	100.9%
Brokerage commissions and fees	28,409	27,295	1,114	4.1
Ceding commission	22,851	25,396	(2,545)	(10.0)
Net investment income	2,433	2,219	214	9.6
Net realized investment gains (losses)	2,043	(6)	2,049	(34,150.0)
Net earned premium	100,929	97,770	3,159	3.2
Other income	529	172	357	207.6
Gain on sale of subsidiary	402	—	402	100.0%
Total revenues	292,618	220,041	72,577	33.0

Expenses:
Net losses and loss adjustment expenses	31,096	32,272	(1,176)	(3.6)
Member benefit claims	34,624	3,558	31,066	873.1
Commissions	120,148	96,647	23,501	24.3
Personnel costs	45,089	36,467	8,622	23.6
Other operating expenses	30,438	21,635	8,803	40.7
Depreciation and amortization	4,063	2,584	1,479	57.2
Amortization of intangibles	5,598	3,775	1,823	48.3
Interest expense	4,489	5,267	(778)	(14.8)
Total expenses	275,545	202,205	73,340	36.3
Income before income taxes and non-controlling interests	17,073	17,836	(763)	(4.3)
Income taxes	6,048	6,392	(344)	(5.4)
Income before non-controlling interests	11,025	11,444	(419)	(3.7)
Less: net income attributable to non-controlling interests	868	62	806	1,300.0
Net income	$10,157	$11,382	$(1,225)	(10.8)%

Earnings per share:
Basic	$0.52	$0.59
Diluted	$0.49	$0.56
Weighted average common shares outstanding:
Basic	19,500,430	19,705,105
Diluted	20,531,122	20,620,084

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended September 30, 2013 increased $26.3 million, or 115.0%, to $49.2 million from $22.9 million for the three months ended September 30, 2012. The increase resulted primarily from $26.6 million and $0.8 million in current period revenues attributable to ProtectCELL and 4Warranty, respectively, which was partially offset by a $1.0 million decrease in our Consecta insurance company client revenues.

Service and administrative fees for the nine months ended September 30, 2013 increased $67.8 million, or 100.9%, to $135.0 million from $67.2 million for the nine months ended September 30, 2012. The increase resulted primarily from $66.8 million and $2.1 million in current period revenues attributable to ProtectCELL and 4Warranty, respectively, which was partially offset by a $1.5 million decrease in our Consecta insurance company client revenues.

Brokerage Commissions and Fees
Brokerage commissions and fees for the three months ended September 30, 2013 increased $0.4 million, or 4.5%, to $8.8 million from $8.4 million for the three months ended September 30, 2012. For the 2013 period, B&G increased $0.5 million compared to the same period in 2012, offset by a $0.1 million decline in eReinsure.

Brokerage commissions and fees for the nine months ended September 30, 2013 increased $1.1 million, or 4.1%, to $28.4 million from $27.3 million for the nine months ended September 30, 2012. For the 2013 period, B&G and eReinsure increased $0.9 million and $0.2 million, respectively, compared to the same period in 2012.

Ceding Commission
Ceding commission for the three months ended September 30, 2013 decreased $2.4 million, or 21.5%, to $8.7 million from $11.1 million for the three months ended September 30, 2012. This decrease resulted primarily from a change in accounting estimate during the three months ended September 30, 2012 of $2.1 million and lower administrative fees.

Ceding commission for the nine months ended September 30, 2013 decreased $2.5 million, or 10.0%, to $22.9 million from $25.4 million for the nine months ended September 30, 2012. This decrease resulted primarily from a change in accounting estimate during the three months ended September 30, 2012 of $2.1 million and lower administrative fees.

Net Investment Income
Net investment income for the three months ended September 30, 2013 increased $28.0 thousand, or 3.8%, to $0.8 million compared to $0.7 million for the three months ended September 30, 2012 and for the nine months ended September 30, 2013 increased $0.2 million, or 9.6%, to $2.4 million compared to $2.2 million for the nine months ended September 30, 2012. The increase for both periods in 2013 compared with both periods in 2012 was principally due to a higher average balance of fixed income securities and publicly traded preferred stocks, which was partially offset by an overall decrease in yields on our investment portfolio.

Net Realized Investment Gains
Net realized gains on the sale of investments totaled $0.8 million for the three months ended September 30, 2013 compared to net realized losses of $16.0 thousand for the three months ended September 30, 2012.

Net realized gains on the sale of investments totaled $2.0 million for the nine months ended September 30, 2013 compared to net realized losses of $6.0 thousand for the nine months ended September 30, 2012.

Net Earned Premium
Net earned premium for the three months ended September 30, 2013 increased $0.2 million, or 0.6%, to $34.1 million from $33.9 million for the three months ended September 30, 2012, with the change in accounting estimate increasing net earned premium by $1.8 million for the 2012 period. For the 2013 period, direct and assumed earned premium increased $1.9 million resulting from increased production from existing clients and new clients distributing our credit insurance, warranty and non-standard auto products and geographic expansion. Because of this increase, ceded earned premiums increased $1.7 million, or 2.6%, for the three months ended September 30, 2013. On average, we maintained a 66.0% overall cession rate of direct and assumed earned premium for the three months ended September 30, 2013 compared with 65.5% for the 2012 period.

Net earned premium for the nine months ended September 30, 2013 increased $3.2 million, or 3.2%, to $100.9 million from $97.8 million for the nine months ended September 30, 2012, with the change in accounting estimate increasing net earned premium by $1.8 million for the 2012 period. For the 2013 period, direct and assumed earned premium increased $15.0 million resulting from increased production from existing clients and new clients distributing our credit insurance warranty and non-standard auto products and geographic expansion. Because of this increase, ceded earned premiums increased $11.9 million, or 6.9%, for the nine months ended September 30, 2013. On average, we maintained a 64.5% overall cession rate of direct and assumed earned premium for the nine months ended September 30, 2013 compared with 63.7% for the 2012 period.

Other Income
Other income totaled $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Other income totaled $0.5 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Gain on Sale of Subsidiary
In June 2013, we sold our 100% interest in Magna Insurance Company and realized a gain of $0.4 million, which is included in the results for the nine months ended September 30, 2013.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended September 30, 2013 decreased $1.5 million, or 12.9%, to $10.0 million, from $11.4 million for the three months ended September 30, 2012.  Our net losses and loss adjustment expense ratio improved from 33.7% in 2012 to 29.2% in 2013. The 2012 results were favorably impacted by 200 basis points from the change in accounting estimate. The decrease in net losses and loss adjustment expense ratio was primarily driven by favorable loss experience for the 2013 period. For the 2013 period, our direct and assumed losses increased by $0.3 million, or 1.2%, as compared with the same period in 2012. For the 2013 period, our ceded losses were higher by $1.8 million, or 15.1%, compared with the same period in 2012, offsetting the increase in direct and assumed losses and loss adjustment expense. On average, we maintained a 57.4% and 50.5% overall cession rates of direct and assumed losses and loss adjustment expenses for the three months ended September 30, 2013 and 2012, respectively.

Net losses and loss adjustment expenses for the nine months ended September 30, 2013 decreased $1.2 million, or 3.6%, to $31.1 million, from $32.3 million for the nine months ended September 30, 2012.  Our net losses and loss adjustment expense ratio improved from 33.0% in 2012 to 30.8% in 2013. The 2012 results were favorably impacted by 60 basis points from the change in accounting estimate. The decrease in net losses and loss adjustment expense ratio was primarily driven by favorable loss experience for the 2013 period. For the 2013 period, our direct and assumed losses increased by $0.7 million, or 1.0%, as compared with the same period in 2012. For the 2013 period, our ceded losses were higher by $1.9 million, or 5.5%, compared with the same period in 2012, offsetting the increase in direct and assumed losses and loss adjustment expense. On average, we maintained a 53.5% and 51.2% overall cession rates of direct and assumed losses and loss adjustment expenses for the nine months ended September 30, 2013 and 2012, respectively.

Member Benefit Claims
Member benefit claims for the three months ended September 30, 2013 increased $12.7 million, to $13.8 million, from $1.2 million for the three months ended September 30, 2012. The increase resulted from ProtectCELL’s cost of member benefits, primarily the cost of replacement devices.

Member benefit claims for the nine months ended September 30, 2013 increased $31.1 million, to $34.6 million, from $3.6 million for the nine months ended September 30, 2012. The increase resulted from ProtectCELL’s cost of member benefits, primarily the cost of replacement devices.

Commissions
Commissions for the three months ended September 30, 2013 increased $9.8 million, or 29.4%, to $43.2 million, from $33.4 million for the three months ended September 30, 2012. The increase resulted primarily from $8.7 million in commissions attributable to ProtectCELL, in addition to the $1.2 million in credit insurance and warranty products related to growth in revenues. The 2012 results had increased commission expense of $2.7 million from the change in accounting estimate.

Commissions for the nine months ended September 30, 2013 increased $23.5 million, or 24.3%, to $120.1 million, from $96.6 million for the nine months ended September 30, 2012. The increase resulted primarily from $18.4 million and $0.3 million in commissions attributable to ProtectCELL and 4Warranty, respectively, in addition to the $4.1 million in credit insurance and warranty products due to growth in revenues. The 2012 results had increased commission expense of $2.7 million from the change in accounting estimate.

Personnel Costs
Personnel costs for the three months ended September 30, 2013 increased $1.9 million, or 15.3%, to $14.6 million from $12.7 million for the three months ended September 30, 2012. For the 2013 period, ProtectCELL and 4Warranty increased personnel costs by $2.7 million and $0.3 million, respectively, which was partially offset by the impact of the decrease in headcount associated with the Plan. Stock-based compensation expense included in personnel costs totaled $0.2 million for both the three months ended September 30, 2013 and 2012

Personnel costs for the nine months ended September 30, 2013 increased $8.6 million, or 23.6%, to $45.1 million from $36.5 million for the nine months ended September 30, 2012. The increase resulted primarily from $7.0 million and $0.9 million from ProtectCELL and 4Warranty, respectively, and $1.2 million in non-recurring costs associated with the Plan, which were partially offset by the impact of the decrease in headcount associated with the Plan. Stock-based compensation expense included in personnel costs totaled $0.6 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Other Operating Expenses
Other operating expenses for the three months ended September 30, 2013 increased $2.9 million, or 36.3%, to $10.9 million from $8.0 million for the three months ended September 30, 2012. This increase was primarily due to ProtectCELL and 4Warranty, which added $2.4 million and $0.2 million, respectively, while direct-to-consumer initiative added $0.6 million.

Other operating expenses for the nine months ended September 30, 2013 increased $8.8 million, or 40.7%, to $30.4 million from $21.6 million for the nine months ended September 30, 2012. These expenses increased principally due to ProtectCELL and 4Warranty, which added $6.3 million and $0.5 million, respectively, while direct-to-consumer initiative added $0.9 million.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2013 increased $0.5 million, or 58.2%, to $1.4 million from $0.9 million for the three months ended September 30, 2012, while depreciation and amortization expense for the nine months ended September 30, 2013 increased $1.5 million or 57.2% to $4.1 million from $2.6 million for the nine months ended September 30, 2012. The increase for both periods compared to the same prior year periods was due to higher levels of depreciable and amortizable assets in service during 2013 compared to 2012.

Amortization of Intangibles
Amortization expense on intangibles for the three months ended September 30, 2013 increased $0.7 million, or 65.9%, to $1.9 million from $1.1 million for the three months ended September 30, 2012. The increase was primarily due to the 2012 acquisitions of ProtectCELL and 4Warranty, which increased amortization expense on intangibles by $0.6 million and $0.1 million, respectively.

Amortization expense on intangibles for the nine months ended September 30, 2013 increased $1.8 million, or 48.3%, to $5.6 million from $3.8 million for the nine months ended September 30, 2012. The increase was primarily due to the 2012 acquisitions of ProtectCELL and 4Warranty, which increased amortization expense on intangibles by $1.8 million and $0.2 million, respectively, partially offset by fully amortized intangibles.

Interest Expense
Interest expense for the three months ended September 30, 2013 decreased $0.5 million, or 25.9%, to $1.5 million from $2.0 million for the three months ended September 30, 2012 and for the nine months ended September 30, 2013 decreased $0.8 million, or 14.8%, to $4.5 million from $5.3 million for the nine months ended September 30, 2012. The decrease for both periods in 2013, compared to 2012, was primarily attributable to both periods in 2012 being impacted by a $0.7 million charge to interest expense for previously capitalized transaction costs associated with the termination of the SunTrust Bank, N.A. revolving credit facility in August 2012. The decreases for both periods in 2013, compared to 2012 were slightly offset by higher outstanding borrowings during both periods in 2013, resulting from the acquisition of ProtectCell and 4Warranty, when compared to the 2012 outstanding borrowings.

Income Taxes
Income taxes for the three months ended September 30, 2013 decreased $0.1 million, or 5.4%, to $2.3 million from $2.4 million for the three months ended September 30, 2012. The decrease is primarily attributable to a lower level of pretax income partially offset by prior year tax true-up items, which are normally recorded in the third quarter of the year. Our effective tax rate was 42.4% for the three months ended September 30, 2013 compared to 37.2% for the same period in 2012, with the 2013 period impacted by our annual prior year tax true-up for state taxes.

Income taxes for the nine months ended September 30, 2013 decreased $0.3 million, or 5.4%, to $6.0 million from $6.4 million for the nine months ended September 30, 2012, with the decrease primarily attributable to a lower level of pretax income. Our effective tax rate was 35.4% for the nine months ended September 30, 2013 compared to 35.8% for the same period in 2012.

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

In this Form 10-Q, we present EBITDA, segment EBITDA margin and Adjusted EBITDA. These financial measures as presented in this Form 10-Q are considered Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. EBITDA as used in this Form 10-Q is net income before interest expense, income taxes, net income attributable to non-controlling interests, depreciation and amortization. Adjusted EBITDA, as used in this Form 10-Q means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Wells Fargo Bank, N.A., which in general terms means consolidated net income before non-controlling interests, consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense, and unusual or non-recurring charges and items that affect comparability of results. The calculation below does not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA reflected in this table. We believe presenting EBITDA and Adjusted EBITDA provides investors with a supplemental financial measure of our operating performance.

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
The following tables present segment revenue and expense information, segment EBITDA and EBITDA margin information and a reconciliation to net income:

(in thousands, except percentages)	For the Three Months Ended
	September 30, 2013	September 30, 2012	$ Change from 2012	% Change from 2012
Payment Protection:
Service and administrative fees	$45,248	$17,519	$27,729	158.3%
Ceding commission	8,732	11,122	(2,390)	(21.5)
Net investment income	771	744	27	3.6
Net realized investment gains	756	(16)	772	(4,825.0)
Other income	177	52	125	240.4
Net earned premium	34,105	33,893	212	0.6
Net losses and loss adjustment expenses	(9,957)	(11,430)	1,473	(12.9)
Member benefit claims	(13,834)	(1,157)	(12,677)	1,095.7
Commissions	(43,175)	(33,377)	(9,798)	29.4
Payment Protection revenue, net	22,823	17,350	5,473	31.5
Operating expenses - Payment Protection	15,833	9,563	6,270	65.6
EBITDA	6,990	7,787	(797)	(10.2)
EBITDA margin	30.6%	44.9%
Depreciation and amortization	1,736	863	873	101.2
Interest expense	1,022	1,359	(337)	(24.8)
Income before income taxes and non-controlling interest	4,232	5,565	(1,333)	(24.0)

BPO:
BPO revenue	3,717	4,951	(1,234)	(24.9)
Operating expenses	2,370	3,836	(1,466)	(38.2)
EBITDA	1,347	1,115	232	20.8
EBITDA margin	36.2%	22.5%
Depreciation and amortization	845	494	351	71.1
Interest Expense	176	294	(118)	(40.1)
Income before income taxes and non-controlling interest	326	327	(1)	(0.3)

Brokerage:
Brokerage revenue	9,063	8,839	224	2.5
Operating expenses	7,296	7,268	28	0.4
EBITDA	1,767	1,571	196	12.5
EBITDA margin	19.5%	17.8%
Depreciation and amortization	667	641	26	4.1
Interest expense	303	372	(69)	(18.5)
Income before income taxes and non-controlling interest	797	558	239	42.8

Total:
Segment net revenue	35,603	31,140	4,463	14.3

(in thousands, except percentages)	For the Three Months Ended
	September 30, 2013	September 30, 2012	$ Change from 2012	% Change from 2012
Net losses and loss adjustment expenses	9,957	11,430	(1,473)	(12.9)
Member benefit claims	13,834	1,157	12,677	1,095.7
Commissions	43,175	33,377	9,798	29.4
Total revenue	102,569	77,104	25,465	33.0
Segment operating expenses	25,499	20,667	4,832	23.4
Net losses and loss adjustment expenses	9,957	11,430	(1,473)	(12.9)
Commissions	43,175	33,377	9,798	29.4
Total expenses before depreciation, amortization and interest expense	92,465	66,631	25,834	38.8

Total EBITDA	10,104	10,473	(369)	(3.5)
Depreciation and amortization	3,248	1,998	1,250	62.6
Interest expense	1,501	2,025	(524)	(25.9)
Total income before income taxes and non-controlling interest	5,355	6,450	(1,095)	(17.0)
Income taxes	2,268	2,397	(129)	(5.4)
Less: net (loss) income attributable to non-controlling interests	(135)	29	(164)	(565.5)
Net income	$3,222	$4,024	$(802)	(19.9)%

(in thousands, except percentages)	For the Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change from 2012	% Change from 2012
Payment Protection:
Service and administrative fees	$122,016	$52,281	$69,735	133.4%
Ceding commission	22,852	25,396	(2,544)	(10.0)
Net investment income	2,432	2,219	213	9.6
Net realized investment gains	2,043	(6)	2,049	(34,150.0)
Other income (1)	929	172	757	440.1
Net earned premium	100,928	97,770	3,158	3.2
Net losses and loss adjustment expenses	(31,096)	(32,272)	1,176	(3.6)
Member benefit claims	(34,624)	(3,558)	(31,066)	873.1
Commissions	(120,148)	(96,647)	(23,501)	24.3
Payment Protection revenue, net	65,332	45,355	19,977	44.0
Operating expenses - Payment Protection	44,805	26,205	18,600	71.0
EBITDA	20,527	19,150	1,377	7.2
EBITDA margin	31.4%	42.2%
Depreciation and amortization	5,145	2,577	2,568	99.7
Interest expense	3,044	3,342	(298)	(8.9)
Income before income taxes and non-controlling interests	12,338	13,231	(893)	(6.7)

BPO:
BPO revenue	11,900	13,565	(1,665)	(12.3)
Operating expenses	8,706	10,320	(1,614)	(15.6)
EBITDA	3,194	3,245	(51)	(1.6)
EBITDA margin	26.8%	23.9%
Depreciation and amortization	2,512	1,495	1,017	68.0
Interest expense	528	820	(292)	(35.6)
Income before income taxes and non-controlling interests	154	930	(776)	(83.4)

Brokerage:
Brokerage revenue	29,518	28,644	874	3.1
Operating expenses	22,016	21,577	439	2.0
EBITDA	7,502	7,067	435	6.2

(in thousands, except percentages)	For the Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change from 2012	% Change from 2012
EBITDA margin	25.4%	24.7%
Depreciation and amortization	2,004	2,287	(283)	(12.4)
Interest expense	917	1,105	(188)	(17.0)
Income before income taxes and non-controlling interests	4,581	3,675	906	24.7

Total:
Segment net revenue	106,750	87,564	19,186	21.9
Net losses and loss adjustment expenses	31,096	32,272	(1,176)	(3.6)
Member benefit claims	34,624	3,558	31,066	873.1
Commissions	120,148	96,647	23,501	24.3
Total revenue	292,618	220,041	72,577	33.0
Segment operating expenses	75,527	58,102	17,425	30.0
Net losses and loss adjustment expenses	31,096	32,272	(1,176)	(3.6)
Member benefit claims	34,624	3,558	31,066	873.1
Commissions	120,148	96,647	23,501	24.3
Total expenses before depreciation, amortization and interest expense	261,395	190,579	70,816	37.2

Total EBITDA	31,223	29,462	1,761	6.0
Depreciation and amortization	9,661	6,359	3,302	51.9
Interest expense	4,489	5,267	(778)	(14.8)
Total income before income taxes and non-controlling interests	17,073	17,836	(763)	(4.3)
Income taxes	6,048	6,392	(344)	(5.4)
Less: net income attributable to non-controlling interests	868	62	806	1,300.0
Net income	$10,157	$11,382	$(1,225)	(10.8)%
(1) - Includes the $402 gain on sale of subsidiary for the nine months ended September 30, 2013.

The table below presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the following periods:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$3,222	$4,024	$10,157	$11,382
Depreciation and amortization	1,378	871	4,063	2,584
Amortization of intangibles	1,870	1,127	5,598	3,775
Interest expense	1,501	2,025	4,489	5,267
Income taxes	2,268	2,397	6,048	6,392
Net (loss) income attributable to non-controlling interests	(135)	29	868	62
EBITDA	10,104	10,473	31,223	29,462
Transaction costs (1)	25	5	166	139
Restructuring expenses	—	—	1,234	—
Gain on sale of subsidiary	—	—	(402)	—
Legal expenses	152	—	395	—
Stock-based compensation expense	357	288	989	657
Change in accounting estimate	—	(1,509)	—	(1,509)
Adjusted EBITDA	$10,638	$9,257	$33,605	$28,749
(1) - Represents transaction costs associated with acquisitions.

Payment Protection Segment
Net revenues for the three months ended September 30, 2013 increased $5.5 million, or 31.5%, to $22.8 million from $17.4 million for the three months ended September 30, 2012. The increase resulted primarily from a $5.3 million increase in net revenue attributable to ProtectCELL and $0.6 million for 4Warranty. In addition, realized gains increased by $0.8 million due to gains on invested assets sold in the third quarter of 2013 and growth in the direct-to-consumer initiative contributed $0.5 million to the increase, while Motor Club net revenues increased $0.1 million . These increases were partially offset by the 2012 change in accounting estimate that increased 2012 net revenues $1.2 million.

Net revenues for the nine months ended September 30, 2013 increased $20.0 million, or 44.0%, to $65.3 million from $45.4 million for the nine months ended September 30, 2012. The increase resulted primarily from a $17.6 million increase in net revenue attributable to the ProtectCELL and $1.8 million for 4Warranty. In addition, realized gains increased by $2.0 million due to gains on invested assets sold in 2013 and growth in the direct-to-consumer initiative of $0.6 million, while other income included a gain of $0.4 million on the sale of Magna Insurance Company in June 2013. These increases were partially offset by the 2012 change in accounting estimate that increased 2012 net revenues $1.2 million, lower 2013 Motor Club net revenues of $0.5 million and lower credit insurance revenues of $0.7 million.

Operating expenses for the three months ended September 30, 2013 increased $6.3 million, or 65.6%, to $15.8 million from $9.6 million for the three months ended September 30, 2012. The increase resulted primarily from a $5.1 million increase in expenses attributable to ProtectCELL and $0.5 million for 4Warranty. In addition, other operating expenses increased $0.6 million due to the cost associated with the introduction of the direct-to-consumer initiative.

Operating expenses for the nine months ended September 30, 2013 increased $18.6 million, or 71.0%, to $44.8 million from $26.2 million for the nine months ended September 30, 2012. The increase resulted primarily from a $13.3 million increase in expenses attributable to the ProtectCELL and $1.4 million for 4Warranty. In addition, other operating expenses increased $1.2 million due to the cost associated with the introduction of the direct-to-consumer initiative and also included $1.0 million in restructuring costs related to the Plan and expense of $1.7 million to support expansion of the Payment Protection and motor club businesses.

EBITDA for the three months ended September 30, 2013 decreased $0.8 million, or 10.2%, to $7.0 million from $7.8 million for the same period in 2012. EBITDA margin was 30.6% and 44.9% for the three months ended September 30, 2013 and 2012, respectively. EBITDA for the nine months ended September 30, 2013 increased $1.4 million, or 7.2%, to $20.5 million from $19.2 million for the same period in 2012. EBITDA margin was 31.4% and 42.2% for the nine months ended September 30, 2013 and 2012, respectively. The lower EBITDA margin for both periods in 2013, compared to the 2012 periods, primarily resulted from a change in the mix of business with the addition of ProtectCELL, 4Warranty and our direct-to-consumer initiative.

BPO Segment
Revenues for the three months ended September 30, 2013 decreased $1.2 million, or 24.9%, to $3.7 million from $5.0 million for the three months ended September 30, 2012. This decrease resulted primarily from a $0.3 million in lower revenues at PBG and lower service and administrative fees for our Consecta insurance company clients of $1.0 million. BPO revenues have been negatively impacted by reduced marketing activities of some of our insurance clients.  In addition, our fee income from programming support varies over time based on the needs of our clients; in the third quarter of 2013 we earned $0.6 million in fees, and we earned $1.0 million in the third quarter of 2012 which included work performed on several large client initiatives.

Revenues for the nine months ended September 30, 2013 decreased $1.7 million, or 12.3%, to $11.9 million from $13.6 million for the nine months ended September 30, 2012. This decrease resulted primarily from $0.2 million in lower revenues at PBG and lower service and administrative fees for our Consecta insurance company clients of $1.5 million. BPO revenues have been negatively impacted by reduced marketing activities of some of our insurance clients.

Operating expenses for the three months ended September 30, 2013 decreased $1.5 million, or 38.2%, to $2.4 million from $3.8 million for the three months ended September 30, 2012. The decrease resulted primarily from lower administrative expenses due to cost saving initiatives implemented in the first quarter of 2013 and the reduced variable expense associated with the decline in revenue.

Operating expenses for the nine months ended September 30, 2013 decreased $1.6 million, or 15.6%, to $8.7 million from $10.3 million for the nine months ended September 30, 2012. The decrease resulted primarily from lower administrative expenses due to cost saving initiatives implemented in the first quarter of 2013 and the reduced variable expense associated with the decline in revenue.

EBITDA for the three months ended September 30, 2013 was $1.3 million compared to $1.1 million for the same period in 2012. EBITDA margin was 36.2% and 22.5% for the three months ended September 30, 2013 and 2012, respectively. The higher margin for 2013, compared to the same period in 2012, resulted primarily from decreases in operating expenses.

EBITDA for the nine months ended September 30, 2013 was $3.2 million compared to $3.2 million for the same period in 2012. EBITDA margin was 26.8% and 23.9% for the nine months ended September 30, 2013 and 2012, respectively. The higher margin for 2013, compared to the same period in 2012, resulted primarily from the decrease in operating expenses.

Brokerage Segment
Revenues for the three months ended September 30, 2013 increased $0.2 million, or 2.5%, to $9.1 million for the three months ended September 30, 2013 compared to $8.8 million for the three months ended September 30, 2012. Revenues for the three months ended September 30, 2013 at B&G increased $0.5 million, compared to the same period in 2012, partially offset by a decline in eReinsure of $0.1 million and a decline in collateral recovery revenues of $0.1 million.

Revenues for the nine months ended September 30, 2013 increased $0.9 million, or 3.1%, to $29.5 million for the nine months ended September 30, 2013 compared to $28.6 million for the nine months ended September 30, 2012. Revenues for the nine months ended September 30, 2013 at B&G and eReinsure increased $0.9 million and $0.2 million, respectively, compared to the same period in 2012, partially offset by a decline in collateral recovery revenues of $0.2 million.

Operating expenses for both the three months ended September 30, 2013 and 2012, were $7.3 million, respectively. For both periods in 2013 and 2012, the majority of our expenses were personnel costs, which totaled $5.3 million and $5.1 million, respectively.

Operating expenses for the nine months ended September 30, 2013 increased $0.4 million, or 2.0%, to $22.0 million, compared to $21.6 million for the same period in 2012. For both periods in 2013 and 2012, the majority of our expenses were personnel costs, which totaled $15.8 million and $15.6 million, respectively.

EBITDA for the three months ended September 30, 2013 was $1.8 million compared to $1.6 million for the same period in 2012. EBITDA margin was 19.5% and 17.8% for the three months ended September 30, 2013 and 2012, respectively.

EBITDA for the nine months ended September 30, 2013 was $7.5 million compared to $7.1 million for the same period in 2012. EBITDA margin was 25.4% and 24.7% for the nine months ended September 30, 2013 and 2012, respectively.

Corporate Segment
No income or expenses were allocated to the Corporate segment for the three months or the nine months ended September 30, 2013 or 2012, respectively.

Goodwill by Business Segment

The following table shows goodwill assigned to each business segment: (in thousands)	At
September 30, 2013
Payment Protection:
Summit Partners Transactions	$22,763
Darby & Associates	642
Continental	5,427
United	4,581
Auto Knight	4,215
ProtectCELL	19,959
4Warranty	2,664
Total Payment Protection	60,251
BPO:
Summit Partners Transactions	8,902
PBG	4,068
Total BPO	12,970
Brokerage:
B&G	30,468
South Bay	478
eReinsure	23,512
Total Brokerage	54,458
Total Goodwill	$127,679

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

Our primary sources of liquidity are our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At September 30, 2013, we had total available-for-sale and short-term investments of $130.1 million, which includes restricted investments of $16.7 million, cash and cash equivalents of $17.2 million and $37.3 million of available capacity on our credit facility. At December 31, 2012, we had total available-for-sale and short-term investments of $118.1 million, which includes restricted investments of $17.9 million, cash and cash equivalents of $15.2 million and $35.6 million of available capacity on our credit facility. Our total indebtedness was $117.8 million at September 30, 2013 compared to $124.4 million at December 31, 2012.

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

Share Repurchase Plan
In November 2011, our Board of Directors approved a $10.0 million share repurchase plan. In August 2013, the Board of Directors increased the size of the share repurchase plan by $5.0 million. The share repurchase plan allows us to purchase up to $15.0 million of our common stock to be purchased from time to time through open market or private transactions. The plan provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

For the three months ended September 30, 2013, we did not repurchase any of our outstanding common stock. For the three months ended September 30, 2012, we repurchased a total of 147,503 shares with an average price of $8.02 per share and a total cost of $1.2 million. For the nine months ended September 30, 2013, we repurchased a total of 200,000 shares at an average price of $6.79 per share at a total cost of $1.4 million. For the nine months ended September 30, 2012, we repurchased a total of 508,080 shares with an average price of $7.72 per share and a total cost of $3.9 million.

At September 30, 2013, the total dollar amount still available to be repurchased under the share repurchase plan was $7.2 million. All repurchased common shares are held in treasury and none of the repurchased common shares have been retired. See Part II, Item 2 of this Form 10-Q, for more information on the share repurchase plan.

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

The following table sets forth the dividends paid to us by our insurance company subsidiaries during the following periods:

	For the Nine Months Ended	For the Twelve Months Ended
(in thousands)	September 30, 2013	December 31, 2012
Ordinary dividends	$231	$2,783
Extraordinary dividends	—	—
Total dividends	$231	$2,783

The amount of ordinary dividends available from our two subsidiaries domiciled in the state of Georgia, Life of the South Insurance Company and The Insurance Company of the South, was impacted in the third quarter of 2013 by a change in Georgia's Insurance Regulations.  Previously, the maximum amount of ordinary dividends payable in any one year by an insurer domiciled in Georgia was defined as the greater of a) 10 percent of the insurer's surplus with regards to policyholders as of December 31 of the preceding year, or b) the net gain from operations of the insurer (for life companies) or the net income not including realized capital gains (for non-life companies) for the 12 month period ending December 31 of the preceding year.  Now, the maximum ordinary dividend is defined as the lesser of these two measures.  This regulation change reduced the amount of ordinary dividends available from the insurance companies at September 30, 2013 by $2.2 million. Please see the Note, "Statutory Reporting and Insurance Subsidiaries Dividend Restrictions" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information on the amount of ordinary dividends available to us from our insurance subsidiaries.

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

As of September 30, 2013, we were in compliance with the financial covenants contained in the Credit Agreement. For more information, see the Note, "Note Payable" in the Notes to Consolidated Financial Statements included in this Form 10-Q.

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

At September 30, 2013, we have an interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float, and will expire in June 2017. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of our portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall average credit quality of our investment portfolio was rated AA- and A+ by Standard and Poor's Rating Service at September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013, we held 102 individual fixed maturity and 11 individual equity securities in unrealized loss positions. The increase in the number of fixed maturity securities in unrealized loss positions was primarily due to changes in bond yields and the related impact on market prices. We do not intend to sell the investments that are in an unrealized loss position at September 30, 2013 and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. At September 30, 2013, based on management's quarterly review, none of our fixed maturity or equity securities were deemed to be other than temporarily impaired. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information.

As of September 30, 2012, we held 18 individual fixed maturity and 2 individual equity securities in unrealized loss positions. At September 30, 2012, based on management's quarterly review, we deemed that a single equity security was other than temporarily impaired and recorded an impairment charge of $16.0 thousand for the three and nine months ended September 30, 2012.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	For the Nine Months Ended
Cash provided by (used in):	September 30, 2013	September 30, 2012
Operating activities	$22,569	$20,479
Investing activities	(11,943)	(33,273)
Financing activities	(8,622)	(7,261)
Net change in cash and cash equivalents	$2,004	$(20,055)

Operating Activities
Net cash provided by operating activities was $22.6 million for the nine months ended September 30, 2013 and was primarily attributable to net income and increases in accrued expenses, accounts payable and other liabilities, unearned premiums and deferred revenue, that were partially offset by increases in other receivables, deferred acquisition costs, reinsurance receivables and accounts and premiums receivable, net.

Net cash provided by operating activities was $20.5 million for the nine months ended September 30, 2012 and was primarily attributable to net income and increases in accrued expenses, accounts payable, and other liabilities and income taxes payable, that were partially offset by increases in accounts and premiums receivable, other receivables and reinsurance receivables.

Investing Activities
Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2013 and was primarily for the purchase of fixed maturity and equity securities and the acquisition of RICC, partially offset by the proceeds we received from the sale of fixed maturity securities, the repayment of a related party note receivable and normal quarterly proceeds from maturities, calls and prepayments of available-for-sale investments.

Net cash used in investing activities was $33.3 million for the nine months ended September 30, 2012 and was primarily for the purchase of fixed maturity and equity securities and property and equipment along with an increase in restricted cash, partially offset by the proceeds from maturities and sales of fixed maturity investments.

Financing Activities
Net cash used in financing activities was $8.6 million for the nine months ended September 30, 2013 and primarily reflected $19.2 million used to pay down our credit facility and $1.4 million used to repurchase 199,970 shares of our common stock under our stock repurchase plan, which was partially offset by $12.5 million of borrowings under our credit facility with Wells Fargo Bank, N.A.

Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2012 and primarily reflected the use of $3.9 million to repurchase 508,080 shares of our common stock under our stock repurchase plan and $126.2 million used to pay-down our credit facilities, which was partially offset by borrowings under our lines of credit of $124.4 million. Payments and proceeds from our notes payables for the nine months ended September 30, 2012 reflect higher levels due to the payoff of our SunTrust Bank, N.A. revolving credit facility and the entry into the new Wells Fargo Bank, N.A. credit facility in August 2012.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of September 30, 2013, are detailed in the table below by maturity date as of the periods indicated:

(in thousands)	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Note payable (1)	$82,750	$5,000	$10,000	$67,750	$—
Preferred trust securities	35,000	—	—	—	35,000
Interest payable on total debt(2)	68,409	5,317	11,257	7,319	44,516
Policyholder account balances	24,403	1,291	2,643	2,700	17,769
Unpaid claims (3)	33,471	28,254	4,992	215	10
Total	$244,033	$39,862	$28,892	$77,984	$97,295
(1) - For more information on our credit facility with Wells Fargo Bank, N.A., please see the section above titled "$125.0 Million Credit Facility" in this MD&A and the Note, "Note Payable" in the Notes to the Consolidated Financial Statements included in this Form 10-Q.
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

b.
For interest payable on the preferred trust securities, we used the interest rate swap in effect of 7.57% until June 2017, subsequent to that date we utilized the contractual spread amount of 410 basis points plus the 3-month forward LIBOR curve rate.

(3) - Estimated. Net unpaid claims are: total $11,896; less than 1 year $10,042; 1-3 years $1,774; 3-5 years $76; and more than 5 years $4.

As previously disclosed in our 2012 Form 10-K, we have certain obligations under capital and operating lease agreements to which we are a party. In accordance with U.S. GAAP, the operating lease obligations and the related leased assets are not reported on our Consolidated Balance Sheets. Other than reductions to the capital and operating lease obligations resulting from scheduled lease payments, our obligations under these lease agreements have not changed materially since December 31, 2012.

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

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of September 30, 2013, we had $82.8 million outstanding under our credit facility with Wells Fargo Bank, N.A. at an interest rate of 2.94%.

We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. At September 30, 2013, we have an interest rate swap, which commenced in June 2012 and expires in June 2017. This transaction swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information.

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

At September 30, 2013, approximately 70% of our $211.8 million in reinsurance receivables, compared to approximately 73%, or $204.0 million, at December 31, 2012, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer may become questionable. The majority of our reinsurance exposure not protected by the risk mitigation mechanisms discussed above has been ceded to authorized reinsurance companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that results from a lack of diversification due to a concentrated exposure on a small number of clients, limited market penetration, or reduced geographic coverage.

A significant portion, approximately 62% at September 30, 2013 compared to approximately 63% at December 31, 2012, of our BPO revenues are attributable to one client, National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). Any loss of business from or change in our relationship with this client could have a material adverse effect on our business. To mitigate this risk, we intend to expand our BPO client base. We anticipate changes in the NUFIC relationship. For more information, see "Part II, Item 1A. Risk Factors" included in this Form 10-Q under "Risks Related to Our BPO Segment - A significant portion of our BPO revenues are attributable to one client, and any loss of business from, or change in our relationship with this client could materially and adversely affect our business, results of operations, financial condition and cash flows in our BPO Segment."

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

Our cash balance, including restricted cash, exceeding the FDIC standard insurance limit totaled $23.7 million at September 30, 2013. At December 31, 2012, our cash balances in money markets accounts, which were our only cash balances subject to limitation under TAG, exceeding the FDIC standard insurance limit totaled $8.2 million. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor the depository institutions at which our accounts are maintained, but cannot guarantee that access to our cash and cash equivalents will not be impacted by, or that we will not lose deposited funds exceeding the FDIC standard insurance limit due to, adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Remediation of Material Weaknesses in Disclosure Controls and Procedures and in Internal Control Over Financial Reporting
As previously reported in our Current Report on Form 8-K filed with the SEC on March 28, 2013 and in our subsequently filed periodic reports, in connection with our past review of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, had concluded that there were control deficiencies that represented material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. In particular, we identified errors in the reporting of revenue, member benefit claims and commissions of our Motor Clubs division and we also identified a deficiency related to the reporting of retrospective commissions in our Payment Protection segment and the documentation supporting estimation processes and related accrual balances.

In February and March of 2013, our management took steps to remediate the material weaknesses identified. Our management established new workflows, documentary evidence and review procedures to better support the retrospective commission accrual estimates and facilitate effective validation of the amounts recorded. Management also reinforced with the corporate and business unit accounting groups the requirement to continuously evaluate accounting determinations as circumstances change within the business, particularly when new entities or new types of transactions must be accounted for. Further, our management has reassigned accounting personnel to strengthen financial control of the affected areas and created and staffed additional positions.

Changes in Internal Control Over Financial Reporting
Other than as set forth above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our BPO Segment
A significant portion of our BPO revenues are attributable to one client, and any loss of business from, or change in our relationship with this client could materially and adversely affect our business, results of operations, financial condition and cash flows in our BPO Segment.
We have derived a significant portion of our BPO revenues from a limited number of clients, specifically, in our BPO business, services provided to National Union Fire Insurance Company of Pittsburgh, PA ("NUFIC"). See the section "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Concentration Risk" in this Report, regarding our concentration risk. The loss of business or a reduction in the fees or other change in relationship with any of our significant clients, particularly NUFIC, could have a material adverse effect on our business, results of operations, financial condition and cash flows. In particular, NUFIC has informed us that they intend to in-source some of the services we previously provided. We will continue to compete aggressively for the business of our BPO clients, including NUFIC. There is no guarantee that we would be able to generate new business in the event that we lose a significant client, including NUFIC.

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
Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may have a material adverse effect on our results of operations and financial condition. Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	prohibiting our clients from providing debt cancellation policies or other ancillary products;

•	prohibiting insurers from fronting captive reinsurance arrangements;

•	placing or reducing interest rate caps on the consumer finance products our clients offer;

•	limitations or imposed reductions on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of increased fines, taxes or other penalties for improper licensing, the failure to promptly pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	restrictions on the ability to offer certain types of products;

•	new or different disclosure requirements on certain types of products; and

•	imposition of new or different requirements for coverage determinations.
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

We may be subject to assertions that taxes must be collected based on sales and use of our services in various states, which could expose us to liability and cause material harm to our business, financial condition and results of operations.
Whether sales of our services are subject to state sales and use taxes is uncertain, due in part to the nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. One or more states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or clients, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services, discourage clients from offering or billing for our services, or otherwise cause material harm to our business, financial condition and results of operations.

Risks Related to Our Indebtedness
Our indebtedness may limit our financial and operating activities and may materially and adversely affect our ability to incur additional debt to fund future needs.
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Report, regarding the amount of outstanding debt and our annual debt service. Our total indebtedness was $117.8 million at September 30, 2013, compared to $124.4 million at December 31, 2012. Although we believe that our current cash flow will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
As set forth in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2012, our management concluded that material weaknesses existed in our internal controls over financial reporting. As set forth in Item 4 "Controls and Procedures," of this Quarterly Report on Form 10-Q, management has improved its internal controls over financial reporting and has implemented staffing enhancements.  As of September 30, 2013, management concluded that no material weaknesses in our disclosure controls over financial reporting exist.

In prior periods we identified material weaknesses in our internal control over financial reporting, which required management resources to be diverted to efforts to remediate these material weaknesses.
During the course of year end accounting procedures for the fiscal year ended December 31, 2012, and as discussed in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified material weaknesses relating to a) the application of generally accepted accounting principles in a timely and accurate manner in the reporting of revenue, member benefit claims, and commissions of our Motor Clubs division, and b) the support and verification of retrospective commission accrual estimates in our Payment Protection segment. A "material weakness in internal control over financial reporting" is one or more deficiencies in a process that create a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected in a timely manner.  The deficiency in the application of our controls relating to the timely application of accounting principles generally accepted in the United States of America ("U.S. GAAP") for revenue recognition of our Motor Clubs division on a gross basis rather than net resulted in a material misstatement of line item amounts in previously reported Consolidated Statements of Income, which have been restated herein. This material misstatement of our financial statements was not prevented or detected by us in the normal course of our financial statement close process. The deficiencies relating to retrospective commissions did not result in errors in prior period financial statements but we have determined that controls were not adequate to prevent or detect a material misstatement.

As set forth in Item 4 "Controls and Procedures" of this Report, management has improved its internal controls over financial reporting and has implemented staffing enhancements.  As of September 30, 2013, management concluded that no material weaknesses in our disclosure controls over financial reporting exist. While we believe that the control improvement efforts we have instituted in 2013 are adequate to correct the problems we have identified, we cannot be certain that these efforts will eliminate the material weaknesses we identified or ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future.  There is also no assurance that we will not discover additional material weaknesses in our controls and procedures in the future.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 63.3% of our outstanding common stock at September 30, 2013. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At September 30, 2013, we had 20,888,520 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

As of September 30, 2013, Fortegra had a share repurchase plan, which allows the Company to purchase up to $15.0 million of the Company's common stock from time to time through open market or private transactions. The Board of Directors approved a $10.0 million share repurchase plan in November 2011 and increased the size of the plan by $5.0 million in August 2013. The share repurchase plan provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity for the three months ended September 30, 2013:

Period			Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
						—	$2,167,376
July 1, 2013	to	July 31, 2013	—		$—	—	2,167,376
August 1, 2013	to	August 31, 2013				—	7,167,376
September 1, 2013	to	September 30, 2013	2,077	(1)	7.62	—	7,167,376
Total			2,077		$—	—
(1) - Consists of common shares surrendered to us by employees in order to satisfy tax withholding obligations in connection with the vesting of restricted stock awards granted under our stock-based compensation plan.

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

Fortegra Financial Corporation

Date:	November 14, 2013	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	November 14, 2013	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Form of Underwriting Agreement.	S-1/A	333-169550	11/29/2010	1.1
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.3	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation(together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amendment, dated June 16, 2010, to the Subordinated Debenture Purchase Agreement dated June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6	Revolving Credit Agreement, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and the Lenders from time to time a party thereto and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.6
10.6.1	First Amendment to Credit Agreement, dated as of October 6, 2010, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and the Lenders from time to time a party thereto and SunTrust Bank, as Administrative Agent.	S-1/A	333-169550	10/29/2010	10.6.1
10.6.2	Joinder Agreement, dated November 30, 2010, by CB&T, a division of Synovus Bank, as a New Lender, SunTrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	S-1/A	333-169550	12/13/2010	10.6.2
10.6.3	Joinder Agreement, dated March 1, 2011, by Wells Fargo Bank, N.A., as a New Lender, SunTrust Bank, as Administrative Agent and Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers.	8-K	001-35009	3/7/2011	10.1
10.7	Revolving Credit Note, dated June 16, 2010, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and SunTrust Bank, as Lender.	S-1	333-169550	9/23/2010	10.7
10.8	Subsidiary Guaranty Agreement, dated June 16, 2010, among Bliss and Glennon, Inc., and LOTSolutions, Inc., as Guarantors and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.8
10.9	Security Agreement, dated June 16, 2010, by Fortegra Financial Corporation, LOTS Intermediate Co., Bliss and Glennon, Inc. and LOTSolutions, Inc., as Grantors and SunTrust Bank, as Administrative agent.	S-1	333-169550	9/23/2010	10.9
10.10	Pledge Agreement, dated June 16, 2010 by and among Fortegra Financial Corporation, as Pledgor and SunTrust Bank, as Administrative Agent.	S-1	333-169550	9/23/2010	10.10
10.11	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.12	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.13	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.14	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21
10.15 *	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.15.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.16 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.17 *	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.18 *	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.19	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.20	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.21 *	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.22 *	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.23 *	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.24	Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, and August 1, 2008. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURITIES AND EXCHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.37
10.24.1	Amendment No. 4, dated January 31, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003 and August 1, 2008.	10-K	001-35009	4/1/2013	10.24.1
10.24.2	Amendment No. 5, dated February 1, 2012, to the Administrative Services Agreement, dated August 1, 2002, by and between Life of the South Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA., as amended on February 1, 2003, October 1, 2003, August 1, 2008, and January 31, 2012.	10-K	001-35009	4/1/2013	10.24.2
10.25	Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010. (CONFIDENTIAL TREATMENT HAS BEEN GRANTED WITH RESPECT TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPERATELY WITH THE SECURITIES AND EXCHANGE COMMISSION)	S-1/A	333-169550	11/16/2010	10.38
10.25.1	Amendment No. 2, dated January 1, 2012, to the Claims Services Agreement, dated December 1, 2008, by and between LOTSolutions, Inc. and National Union Fire Insurance Company of Pittsburgh, PA., as amended on August 1, 2010.	10-K	001-35009	4/1/2013	10.25.1
10.26 *	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.26.1 *	Amended - Form of Restricted Stock Award Agreement for Directors.	10-K	001-35009	4/1/2013	10.26.1
10.27 *	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.27.1*	Amended - Form of Restricted Stock Award Agreement for Employees.	10-Q	001-35009	5/15/2013	10.27.1
10.28 *	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.29 *	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.29.1*	Amended - Form of Nonqualified Stock Option Award Agreement.	10-Q	001-35009	5/15/2013	10.29.1
10.30 *	Form of Nonqualified Stock Option Award Agreement for Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.51
10.31*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2011, by and between Fortegra Financial Corporation and Alex Halikias.	10-Q	001-35009	5/15/2012	10.38
10.32 *	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.33 *	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and John G. Short.	10-Q	001-35009	5/15/2012	10.40
10.34
Credit Agreement, dated August 2, 2012, and as amended on October 4, 2013, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent. (Conformed Copy)
						X
10.35	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.36	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.37	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.38	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.39	Patent Security Agreement, dated August 2, 2012, by eReinsure.com, Inc., as Grantor, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.6
10.40*	Executive Employment and Non-Competition Agreement, dated as of March 11, 2011, by and between Fortegra Financial Corporation and Igor Best-Devereux.	10-K	001-35009	4/1/2013	10.40
10.41*	2013 Executive Annual Incentive Plan	10-Q	001-35009	8/14/2013	10.41
10.42*	Quarterly Incentive Plan	10-Q	001-35009	8/14/2013	10.42
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101
The following materials from Fortegra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited) at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2013, (v) the Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements(Unaudited).
X
*	Management contract or compensatory plan or arrangement.