Form 10-Q/A
period 2013-09-30
Fortegra Financial Corp
filed 2013-11-19
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 31, 2013 was 19,664,457.

EXPLANATORY NOTE

Fortegra Financial Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to amend the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the "Original Form 10-Q"), as originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2013.  This Amendment No. 1 is being filed solely to amend the number of shares of the Company’s Common Stock, $.01 par value (the "Common Stock"), outstanding as of October 31, 2013 as reported on the cover page of the Company's Original Form 10-Q.

Specifically, the Original Form 10-Q reported that the number of shares of  Common Stock outstanding as of October 31, 2013 was 20,888,639, which inadvertently included 1,224,182 treasury shares that were issued but not outstanding as of that date.  The cover page of this Form 10-Q/A correctly reports that the number of shares of Common Stock outstanding as of October 31, 2013 was 19,664,457.

Except as described above, no other changes have been made to the Original Form 10-Q, including with respect to the consolidated financial statements of the Company. This Amendment No. 1 speaks as of the date of filing of the Original Form 10-Q and does not reflect any events that may have occurred after that date.  The aforementioned changes do not modify or update in any way any other disclosures made in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company's subsequent filings, if any, with the SEC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Form 10-Q/A for a list of exhibits filed with, furnished with or incorporated by reference into this Form 10-Q/A, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation

Date:	November 19, 2013	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Date:	November 19, 2013	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35009	11/14/2013	32.1		*
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35009	11/14/2013	32.1		*
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
						X**

* Previously furnished with the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013.

** Exhibit 101 is being filed solely to correct the number of shares outstanding on October 31, 2013 as described in the Explanatory Note to this Form 10-Q/A.