Form 10-K
period 2013-12-31
Fortegra Financial Corp
filed 2014-03-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $43,969,683 at June 28, 2013 (last day of the registrant's most recently completed second quarter) based on the closing sale price of $6.87 per share for the common stock on such date as traded on the New York Stock Exchange.
The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 14, 2014 was 20,034,617.

Documents Incorporated by Reference
Certain specifically designated portions of Fortegra Financial Corporation's definitive proxy statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days following the end of Fortegra Financial Corporation's fiscal year ended December 31, 2013, are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K.

FORTEGRA FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2013

PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such act for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

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

Any forward-looking statement made by us in this Form 10-K speaks only as of the date of the filing of this Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 1. BUSINESS

Corporate Overview
Fortegra Financial Corporation (references in this Form 10-K to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries), traded on the New York Stock Exchange under the symbol: FRF, is an insurance services company headquartered in Jacksonville, Florida. Fortegra offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services, to our business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies, independent wireless retailers and automobile dealerships. The Company's subsidiaries (100% direct or indirect ownership, unless otherwise noted below) at December 31, 2013, are as follows:

•	4Warranty Corporation ("4Warranty")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	Continental Car Club, Inc. ("Continental")

•	CRC Reassurance Company, Ltd. ("CRC") *

•	Digital Leash, LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	Insurance Company of the South ("ICOTS") *

•	Life of the South Insurance Company ("LOTS") * and its subsidiary, Bankers Life of Louisiana ("Bankers Life") *

•	LOTS Intermediate Co. ("LOTS IM")

•	LOTS Reassurance Company ("LOTS RE") *

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern") *

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Response Indemnity Company of California ("RICC") *

•	South Bay Acceptance Corporation ("South Bay")

•	South Bay Financial Services, LLC ("SBFS")

•	Southern Financial Life Insurance Company ("SFLAC"), 85.0% owned *

•	United Motor Club of America, Inc. ("United")
* = Insurance company subsidiary

In June 2007, entities affiliated with Summit Partners, L.P., a growth equity investment firm, acquired 91.2% of our capital stock. The acquisition was financed through (i) $20.0 million of subordinated debentures issued to affiliates of Summit Partners and paid off in 2010, (ii) $35.0 million of preferred trust securities maturing in 2037 and (iii) an equity investment of $43.1 million by affiliates of Summit Partners. In addition to acquiring our capital stock in the acquisition, the proceeds from the equity and debt financings were used to repay pre-transaction indebtedness of $10.1 million and pay transaction costs of $5.8 million. We refer to the foregoing transactions collectively as the "Summit Partners Transactions." In April 2009, in connection with our acquisition of Bliss and Glennon, Inc., affiliates of Summit Partners acquired additional shares of our common stock for $6.0 million.

On December 17, 2010, we completed our initial public offering (the "IPO") and began trading on the New York Stock Exchange ("NYSE") under the symbol "FRF". In conjunction with our IPO, we issued 6,000,000 shares of common stock at an IPO price of $11.00 per share, of which 4,265,637 shares were sold by us and 1,734,363 shares were sold by selling stockholders. In connection with the IPO, Summit Partners sold 1,548,675 common shares of stock. At December 31, 2013, affiliates of Summit Partners beneficially owned approximately 63.2% of our 20,912,853 shares of common stock issued.

Business Overview
We began over 30 years ago as a provider of credit insurance products and, through our transformational efforts, have evolved into an insurance services company offering a unique complement of products and services. From 1994 to 2003, through a series of strategic acquisitions and organic growth, we expanded our payment protection client (or producer) base to include consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks throughout the United States. During this period, we expanded our product and service offerings to include credit property, debt cancellation and warranty service contracts.

We now leverage our proprietary technology infrastructure and internally developed best practices to provide our clients with administration services and insurance-related products. Our services and products complement consumer credit offerings and provide outsourcing solutions designed to reduce the costs associated with the administration of insurance and other financial products. In addition, we offer warranty service contracts through our retail and dealer business partners. These services and products are designed to increase revenues, improve customer value and loyalty and reduce costs for our clients.

We generally target markets that are niche and specialty in nature, which we believe are underserved by competitors and have high barriers to entry. We focus on building quality client relationships and emphasizing customer service. This focus, along with our ability to help clients enhance revenue and reduce costs, has enabled us to develop and maintain numerous long-term client relationships.

Our Business
We specialize in offering products that protect lenders and their customers from death, disability or other events that could otherwise impair their ability to repay a debt. We also offer warranty and other service contracts for mobile handsets, furniture and major appliances, as well as motor club solutions for consumers through our retail, auto, and financing clients. In addition, we provide an assortment of administrative services tailored to insurance and other financial services companies through a virtual insurance company platform. Our business benefits from efficiencies of centralized accounting, compliance, legal, technology, human resources and administrative services.

We offer products marketed under our Life of the South, ProtectCELL, 4Warranty, Continental Car Club, United Motor Club and Auto Knight Motor Club brands. Through these brands we deliver credit insurance, debt protection, warranty and other service contracts, motor club solutions and membership plans to consumer finance companies, regional banks, community banks, retailers, small loan companies, warranty administrators, automobile dealers, vacation ownership developers, credit unions and independent wireless retailers. Our clients then offer these complimentary products and services to their customers in conjunction with consumer transactions. We believe our products and services add value to our clients by increasing their revenues, enhancing customer value and loyalty, and improving their profitability.

We own and operate insurance company subsidiaries to facilitate, on behalf of our clients, the distribution of credit insurance and payment protection services and products. This allows our clients to sell these services and products to their customers without having to establish their own insurance companies, which saves our clients the cost and time of undertaking and complying with substantial regulatory and licensing requirements. Our clients typically retain underwriting risk related to such products either through retrospective commission arrangements or fully-collateralized reinsurance companies owned by them, which we administer on their behalf. While the majority of our revenue is fee-based, we assume insurance underwriting risk in select instances to meet clients' needs and to enhance our profitability. In addition, our insurance company subsidiaries issue contractual liability policies to warranty companies and service providers in relation to warranty and service contracts.

We generate service and administrative fees for administering payment protection products on behalf of our clients. We also earn ceding commissions for credit insurance that we cede to reinsurers through coinsurance arrangements. We elect to cede to reinsurers a significant portion of the credit insurance that we distribute for loss protection and capital management. In addition, we also generate net investment income from our invested assets portfolio.

We also offer a range of administrative services, under our Consecta brand, tailored to insurance and other financial services companies. We leverage our technology, and the capacity and expertise of our operations team, to provide sales and marketing, electronic underwriting, premium billing and collections, policy administration, claims adjudication and call center management services on behalf of our clients.

Recent Business Acquisitions and Divestitures
Our 2013 business acquisitions, discontinued operations and other divestitures are detailed below:

Acquisition in 2013
On February 1, 2013, we acquired 100% of the outstanding stock of RICC, from subsidiaries of the Kemper Corporation ("Kemper") for $4.8 million.  RICC is a property and casualty insurance company domiciled and licensed in California, which we intend to use for geographic expansion.  RICC had, at the time of purchase, no policies in force. All remaining claim liabilities for previously issued policies are fully reinsured by Kemper's subsidiary, Trinity Universal Insurance Company. Please see the Note, "Business Combinations," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information.

Disposition Resulting in Discontinued Operations in 2013
On December 31, 2013, we completed the previously announced sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon, Inc., a California corporation ("Bliss and Glennon"), and eReinsure.com, Inc., a Delaware corporation ("eReinsure"), to AmWINS Holdings, LLC, a North Carolina limited liability company ("AmWINS") (the "Disposition"), pursuant to the terms of a Stock Purchase Agreement ("Purchase Agreement"), dated December 2, 2013.

As consideration for the Disposition, we received net cash proceeds of $81.8 million, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. The proceeds are subject to certain purchase price adjustments as set forth in the Purchase Agreement to reflect fluctuations in working capital, including adjustments for any receivable balances as of the Disposition date that are not collected within one year. For the year ended December 31, 2013, we recorded an $8.8 million gain, net of tax, on the Disposition. Please see the Note, "Divestitures," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information.

Other Sale of Subsidiary in 2013
In June 2013, we sold our wholly-owned subsidiary Magna Insurance Company ("Magna"), for a gross sales price of $3.0 million, less cash held by Magna, transferred in the sale, of $0.8 million. For the year ended December 31, 2013, the Company recorded a $0.4 million pre-tax gain on the sale of Magna. Please see the Note, "Divestitures," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information.

The following table summarizes our acquisition and divestiture activity for the year ended:

	December 31, 2013
(in thousands, except number of transactions)	Acquisitions	Discontinued Operations	Other Sale of Subsidiary(1)
Number of transactions	1	1	1

Gross cash consideration (paid)/received	$(4,795)	$83,500	$2,976
(1) - Represents the sale of a single subsidiary not considered to be a discontinued operation.

Change in Reportable Segments
Prior to the fourth quarter of 2013, we operated in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing and (iii) Brokerage. In connection with the Disposition in the fourth quarter of 2013, we realigned our reporting structure, to manage our business as a single profit center called Protection Products and Services. Accordingly, we now have one reportable segment. This change is consistent with our Chief Operating Decision Maker's approach to managing our business and related resources. We determined that our Chief Executive Officer is the Chief Operating Decision Maker. The financial results of our single segment are equal to the net income from continuing operations reported in the Consolidated Statements of Income for all periods presented.

Our Competitive Strengths
We believe the following to be the key strengths of our business model:

Strong Value Proposition for Our Clients and Their Customers.  Our solutions manage the essential aspects of insurance distribution and administration, providing low-cost access to complex, often highly-regulated markets, which we believe enables our clients to generate high margin, incremental revenues, enter new markets, mitigate risk, improve operating efficiencies and enhance customer loyalty.

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

High Barriers to Entry.  We believe that our business would be time consuming and expensive for new market participants to replicate due to the barriers to entry provided by our long-term relationships with clients and other market participants and substantial experience in the markets that we serve.

 Experienced Management Team.  We have an experienced management team with extensive operating and industry experience in the markets that we serve. Our management team has successfully developed profitable new services and products and completed the acquisition of fourteen complementary businesses since January 1, 2008.

While we believe these strengths will enable us to compete effectively, there are various risk factors that could materially and adversely affect our competitive position. See ITEM 1A. RISK FACTORS, included in this Form 10-K for a discussion of these factors.

Key Attributes of Our Business Model
 We believe the following are the key attributes of our business model:

Recurring Revenue Generation.  Our business model, which includes the deployment of our technology with many of our clients, has historically generated substantial recurring revenues and positive operating cash flows.

Long-Term Relationships.  By delivering value-added services and products to our clients' customers, and offering fixed-term contracts, we become an important part of our clients' businesses and develop long-term relationships.

Product Diversification.  We have a unique array of protection products attractive to customers in several channels within the financial services industry and among retailers, which positions us to take better advantage of emerging industry trends and to better manage business and insurance cycles than companies that offer a narrow scope of products within one or few marketing channels.

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

Competition
Our business focuses on protection products targeted to niche markets within broader insurance and financial services markets. We believe that no single competitor competes against us in all aspects of our operations. The markets in which we operate are generally characterized by a limited number of competitors. Competition is based on many factors, including price, industry knowledge, quality of client service, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance company subsidiaries, office locations, breadth of products and services and brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have a better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future. The relative importance of these factors varies by product and market. The competitive landscape for our operations is described below.

Our payment protection products and warranty service contracts compete with similar products of insurance companies, financial institutions, warranty companies and other insurance service providers. The principal competitors for our payment protection products include the payment protection groups of The Warranty Group, Assurant, Inc., eSecuritel Holdings, LLC, Asurion, LLC, Global Warranty Group, LLC and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to our payment protection products. As financial institutions gain experience with payment protection programs, their reliance on our services and products may diminish.

Our business also competes with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, and in-house captive insurance companies of potential clients. Our principal business process outsourcing competitors include Aon Corporation, Computer Sciences Corporation, Direct Response Insurance Administrative Services, Inc., Marsh & McLennan Companies, Inc., Dell Services and Unisys Corporation. The trend toward outsourcing and technological changes may also result in new and different competitors entering our markets. There could also be newer competitors with strong competitive positions as a result of strategic consolidation of smaller competitors or of companies that each provide different services or serve different industries. In addition, a client or potential client may choose not to outsource its business, including setting up captive outsourcing operations or by performing formerly outsourced services themselves.

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

Regulation
We are subject to the reporting requirements of the Exchange Act, and its rules and regulations, which requires us to file periodic and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").

Our business is subject to extensive regulation and supervision, including at the federal, state, local and foreign levels. We cannot predict the impact of future changes to such laws or regulations on our business. Future laws and regulations, or the interpretation thereof, may have a material adverse effect on our results of operations, financial condition and cash flows.

Regulation of our Products and Services
State Regulation
Our insurance company, service contract, and motor club subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. State insurance laws and regulations regulate most aspects of our business, and our insurance company subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our service contract and motor club subsidiaries are regulated by state insurance departments and other agencies where they operate. Our non-U.S. insurance company subsidiaries are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled (i.e., Turks and Caicos). Our insurance products and our business are also affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions.

The extent of U.S. state insurance regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The purpose of the laws and regulations affecting our insurance company subsidiaries is primarily to protect the policyholders and not our stockholders or our agents (i.e., businesses that sell our products to their customers). The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained; restrictions on the payment of dividends; changes in control of insurance companies; the licensing of insurers and their agents and other producers; the types of insurance that may be written; privacy practices; the ability to enter and exit certain insurance markets; the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; payment of sales compensation to third parties; approval of policy forms; and the regulation of market conduct, including underwriting and claims practices.

Insurance Holding Company Statutes
As a holding company, we are not regulated as an insurance company, but because we own capital stock in insurance company subsidiaries, we are subject to the state insurance holding company statutes, as well as certain other laws of each of the states of domicile of our insurance company subsidiaries. All holding company statutes, as well as other laws, require disclosure and in many instances, prior regulatory approval of material transactions between an insurance company and an affiliate. The holding company statutes, as well as other laws, also require, among other things, prior regulatory approval of an acquisition of control of a domestic insurer, certain transactions between affiliates and payments of extraordinary dividends or distributions. Transactions within the holding company system affecting insurers must be fair and reasonable, and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs.

Dividends Limitations
We are a holding company and have limited direct operations. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other payments from our subsidiaries, including statutorily permissible payments from our insurance company subsidiaries, as well as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability of our insurance company subsidiaries to pay dividends and to make other payments will be limited by applicable laws and regulations of the states in which our insurance company subsidiaries are domiciled and in which they operate, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance company subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to their respective holding company. Along with solvency regulations, the primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance company subsidiaries which, in turn, could negatively affect our capital resources. The following table sets forth the dividends paid to us by our insurance company subsidiaries for the following periods:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Ordinary dividends	$2,383	$2,783	$6,956
Extraordinary dividends	—	—	830
Total dividends	$2,383	$2,783	$7,786

For the year ended December 31, 2013, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was $4.0 million. We may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that we would receive regulatory approval if sought. Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information relating to dividend restrictions for our insurance company subsidiaries.

Regulation of Investments
Our insurance company subsidiaries must comply with their respective state of domicile's laws regulating insurance company investments. These laws prescribe the kind, quality and concentration of investments and while unique to each state, the laws are modeled on the standards promulgated by the National Association of Insurance Commissioners ("NAIC"). Such investment laws are generally permissive with respect to federal, state and municipal obligations, and more restrictive with respect to corporate obligations, particularly non-investment grade obligations, foreign investment, equity securities and real estate investments. Each insurance company is therefore limited by the investment laws of its state of domicile from making excessive investments in any given security (such as single issuer limitations) or in certain classes or riskier investments (such as aggregate limitation in non-investment grade bonds). The diversification requirements are broadly consistent with our investment strategies. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for the purpose of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our insurance company subsidiaries comply with these laws and regulations.

Risk-Based Capital Requirements
The NAIC has adopted a model act with risk-based capital ("RBC") formulas to be applied to insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by state insurance regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. The domiciliary states of our insurance company subsidiaries have adopted laws substantially similar to the NAIC's RBC model act. RBC requirements determine minimum capital requirements and are intended to raise the level of protection for policyholder obligations. RBC levels are not intended as a measure to rank insurers generally, and the insurance laws in the domiciliary states of our subsidiaries generally restrict the public dissemination of insurers' RBC levels. Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

Federal Regulation
Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which implements comprehensive changes to the regulatory landscape of the financial services industry in the U.S. Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over several years, making it difficult to anticipate the overall financial impact on our business, our customers or the insurance and financial services industries.

In addition, in connection with the Dodd-Frank Act, Congress created the Consumer Financial Protection Bureau (the "CFPB"). While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulatory actions taken by the CFPB may affect the sales practices related to these products and thereby potentially affect the Company's business or the clients that we serve.

Gramm-Leach-Bliley Act
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

Health Insurance Portability and Accountability Act of 1996 ("HIPAA")
Through HIPAA, the Department of Health and Human Services imposes obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA established requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. Recently, parts of HIPAA were amended under the HITECH Act, and pursuant to these amendments, new regulations have been issued requiring notification of government agencies and consumers in the event of certain security breaches involving personal health information.

HIPAA is far-reaching and complex; interpretation of and proper practices under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

Foreign Jurisdictions
A portion of our business is ceded to our reinsurance company subsidiaries domiciled in Turks and Caicos. Those subsidiaries must satisfy local regulatory requirements, such as filing annual financial statements, filing annual certificates of compliance and paying annual fees. If we fail to maintain compliance with applicable laws, rules and regulations, the licenses issued by the regulatory authority in Turks and Caicos could be subject to modification or revocation, and our subsidiaries could be prevented from conducting business.

Regulation of our Administration Services
We are subject to federal and state laws and regulations, particularly related to our administration of insurance products on behalf of other insurers. In order for us to process and administer insurance products of other companies, we are required to maintain licenses of a third party administrator in the states where those insurance companies operate. Through our service offerings we also are subject to the related federal and state privacy laws and must comply with data protection and privacy laws, such as the Gramm-Leach-Bliley Act and HIPAA discussed above, and certain state data privacy laws. We are also subject to laws and regulations related to call center services, such as the Telemarketing Consumer Fraud and Abuse Prevention Act and the Telemarketing Sales Rule, the Telephone Consumer Protection Act, the Do-Not-Call Implementation Act and rules promulgated by the Federal Communications Commission and the Federal Trade Commission and the CAN-SPAM Act. In addition, the terms of our contracts typically require us to comply with applicable laws and regulations. If we fail to comply with any applicable laws, acts, rules or regulations, we may be restricted in our ability to provide services and may also be subject to civil or criminal fines or penalties, litigation or contract termination.

Seasonality
 Our financial results may be affected by seasonal variations. Revenues associated with our products may fluctuate seasonally based on consumer spending trends. Consumer spending has historically been higher in September and December, corresponding to back-to-school and the holiday season. Accordingly, our revenues from our products may be higher in the third and fourth quarters than in the first half of the year. Member benefit claims on mobile device protection are typically more frequent in the summer months, and accordingly, our claims expense from those products may be higher in the second and third quarters than other times of the year.

Employees
At December 31, 2013, we employed approximately 494 people, on a full or part-time basis. Immediately prior to the consummation of the sale of Bliss and Glennon and eReinsure on December 31, 2013, we had 697 employees. None of our employees are represented by unions or trade organizations. We believe that our relations with our employees are satisfactory.

Intellectual Property
We own or license a number of trademarks, patents, trade names, copyrights, service marks, trade secrets and other intellectual property rights that relate to our services and products. Although we believe that these intellectual property rights are, in the aggregate, of material importance to our business, we believe that our business is not materially dependent upon any particular trademark, trade name, copyright, service mark, license or other intellectual property right. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark or service mark is used in the regular course of trade. We have entered into confidentiality agreements with our clients. These agreements impose restrictions on such clients' use of our proprietary software and other intellectual property rights.

Web Site Access to Fortegra's Filings with the SEC
We maintain an Internet website at www.fortegrafinancial.com. The information that appears on our website is not part of, and is not incorporated into, this Form 10-K. We will make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. All filings with the SEC are posted to our website in the "Investor Relations" tab under the section "Financial Information." Upon written request of any stockholder of record on December 31, 2013, Fortegra will provide, without charge, a printed copy of its 2013 Form 10-K as required to be filed with the SEC. To obtain a copy of this 2013 Form 10-K, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL, 32256, or call (866)-961-9529.

Copies of all of Fortegra's filings and other information may also be obtained electronically from the SEC's website at www.sec.gov. or may be read and copied at the: SEC Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list of risks or as a presentation of the risk factors in any particular order. You should carefully consider the risks described below, together with the other information contained in this Form 10-K and in our other filings with the SEC when evaluating our Company. Should any of the events discussed in the risk factors below occur, our business, results of operations or financial condition could be materially affected. Additional risks unknown at this time, or risks we currently deem immaterial, may also impact our financial condition, results of operations or cash flows.

Risks Related to our Business and Industries
General economic and financial market conditions may have a material adverse effect on the business, results of operations, cash flows and financial condition of our business.
General economic and financial market conditions, including the availability and cost of credit, the loss of consumer confidence, reduction in consumer or business spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased uncertainty and volatility as well as diminished expectations for the U.S. economy and the financial markets. These conditions could materially and adversely affect our business. Adverse economic and financial market conditions could result in:

•
a reduction in the demand for, and availability of, consumer credit, which could result in reduced demand by consumers for our products and our clients opting to no longer make such products available;

•	higher than anticipated loss ratios on our products due to rising unemployment or disability claims;

•	higher risk of increased fraudulent claims;

•	individuals terminating loans or canceling credit insurance policies, thereby reducing our revenues;

•	a reduction in the demand for consumer warranty service contracts, service contract offerings, mobile device protection and motor club memberships;

•	individuals terminating warranty service contracts, service contracts, mobile device protection contracts or motor club memberships, thereby reducing our revenues;

•
our clients being more likely to experience financial distress or declare bankruptcy or liquidation, which could have an adverse impact on demand for our services and products and the remittance of premiums from such customers, as well as the collection of receivables from such clients for items such as unearned premiums, commissions or related accounts receivable, which could make the collection of receivables from our clients more difficult;

•	increased pricing sensitivity or reduced demand for our services and products;

•	increased costs associated with, or the inability to obtain, debt financing to fund acquisitions or the expansion of our business; and

•	defaults in our fixed income investment portfolio or lower than anticipated rates of return as a result of low interest rate environments.

If we are unable to successfully anticipate changing economic or financial market conditions, we may be unable to effectively plan for or respond to such changes, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We face significant competitive pressures in our business, which could materially and adversely affect our business, results of operations, financial condition and cash flows.
Competition in our business is based on many factors, including price, industry knowledge, quality of client service, our ability to efficiently administer claims, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance company subsidiaries, office locations, breadth of services and products and brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future, and existing competitors may gain strength by forging new business relationships. The competitive landscape in which our business operates is described below.

We compete with insurance companies, financial institutions, extended service plan providers, membership plan providers, wireless carriers and other insurance and warranty service providers. Our principal competitors include The Warranty Group, Assurant, Inc., Asurion Corporation, eSecuritel Holdings, LLC, Global Warranty Group, LLC and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to ours. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As competitors gain experience with payment protection and warranty programs, their reliance on our services and products may diminish.

We expect competition to intensify, which may result in lower prices and volumes, higher personnel and sales and marketing costs, increased technology expenditures and lower profitability. We may not be able to supply clients with services or products that they deem superior and at competitive prices and we may lose business to our competitors. If we are unable to compete effectively, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Our annual and quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. In addition, our expenses as a percentage of revenues may be significantly different than our historical rates. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that may cause our results of operations to fluctuate from period-to-period include:

•	demand for our services and products;

•	the length of our sales cycle;

•	the amount of sales to new clients;

•	the timing of implementations of our services and products with new clients;

•	seasonality;

•	the timing of acquisitions;

•	competitive factors;

•	prevailing interest rates;

•	pricing changes by us or our competitors;

•	transaction volumes in our clients' businesses;

•	the introduction of new services and products by us and our competitors;

•	changes in strategic partnerships;

•	changes in regulatory and accounting standards; and

•	our ability to control costs.

In addition, our revenues may vary depending on the level of consumer activity and the success of our clients in selling products.

Our results of operations could be materially and adversely affected if we fail to retain our existing clients, cannot sell additional services and products to our existing clients, do not introduce new or enhanced services and products or are not able to attract and retain new clients.
Our revenue and revenue growth are dependent on our ability to retain clients, to sell those clients additional services and products, to introduce new services and products and to attract new clients. Our ability to increase revenues will depend on a variety of factors, including:

•	the quality and perceived value of our product and service offerings by existing and prospective clients;

•	the effectiveness of our sales and marketing efforts;

•	the successful installation and implementation of our services and products for new and existing clients;

•	availability of capital to complete investments in new or complementary products, services and technologies;

•	the availability of adequate reinsurance for us and our clients, including the ability of our clients to form, capitalize and operate captive reinsurance companies;

•	our ability to find suitable acquisition candidates, successfully complete such acquisitions and effectively integrate such acquisitions;

•	our ability to integrate technology into our services and products to avoid obsolescence and provide scalability;

•	the reliability, execution and accuracy of our services; and

•	client willingness to accept any price increases for our services and products.

In addition, we are subject to risks of losing clients due to consolidation in the markets we serve. Our inability to retain existing clients, sell additional services and products, or successfully develop and implement new and enhanced services and products and attract new clients, and accordingly, increase our revenues, could have a material adverse effect on our results of operations.

We typically face a long selling cycle to secure new clients as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new client relationships.
The industries in which we compete generally consist of mature businesses and markets and the companies that participate in these industries have well-established business operations, systems and relationships. Accordingly, our business typically faces a long selling cycle to secure a new client. Even if we are successful in obtaining a new client engagement, it is generally followed by a long implementation period in which the services are planned in detail and we demonstrate to the client that we can successfully integrate our processes and resources with their operations. We also typically negotiate and enter into a contractual relationship with the new client during this period. There is then a long implementation period in order to commence providing the services.

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
Historically, acquisitions have played a significant role in our expansion into new markets and in the growth of some of our operations. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition targets for our business. However, we may not be able to identify suitable acquisitions, and such transactions may not be able to be financed and completed on acceptable terms. We may incur significant expenses in evaluating and completing such acquisitions. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

•	failure to achieve anticipated revenues, earnings or cash flows;

•	increased expenses;

•	diversion of management time and attention;

•	failure to retain the acquired business' customers or personnel;

•	difficulties in realizing projected efficiencies;

•	ability to realize synergies and cost savings;

•	difficulties in integrating systems and personnel; and

•	inaccurate assessment of liabilities.

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
There has been considerable consolidation in the financial services industry, driven primarily by the acquisition of small and mid-size organizations by larger entities. We expect this trend to continue. We may lose business or suffer decreased revenues if one or more of our significant clients or distributors consolidate or align themselves with other companies. To date, our business has not been materially affected by consolidation. However, we may be affected by industry consolidation that occurs in the future, particularly if any of our significant clients are acquired by organizations that already possess the operations, services and products that we provide.

Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our strategic goals, which may materially and adversely affect our business.
We may not be successful in developing and implementing our strategic plans for our business or the operational plans that have been or need to be developed to implement these strategic plans. If the development or implementation of such plans is not successful, we may not produce the revenue, margins, earnings or synergies that we need to be successful. We may also face delays or difficulties in implementing service, product, process and system improvements, which could adversely affect the timing or effectiveness of margin improvement efforts in our business and our ability to successfully compete in the markets we serve. The execution of our strategic and operating plans will, to some extent, also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to continue to be assessed and reassessed to meet the challenges and needs of our business in order for us to remain competitive. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material and adverse effect on our business or results of operations.

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

If we continue to grow, we may be required to increase our investment in facilities, personnel and financial and management systems and controls. Continued growth, especially in connection with expansion into new business lines, may also require expansion of our procedures for monitoring and assuring our compliance with applicable regulations and that we recruit, integrate, train and manage a growing employee base. The expansion of our existing business, our expansion into new businesses and the resulting growth of our employee base increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. We may not be successful in implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be materially and adversely affected.

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

The payment of dividends and other distributions to us by each of the regulated insurance company subsidiaries is regulated by insurance laws and regulations of the states in which they operate. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and our other subsidiaries, such as those relating to the shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services. Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information relating to dividend restrictions for our insurance company subsidiaries.

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
We may need to raise additional funds in order to grow our business or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. A significant portion of our funding is under our existing credit facility, which matures in August 2017. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis or on acceptable terms, our ability to expand, develop or enhance our services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

Risks Related to Our Products and Services
Our products and services rely on independent financial institutions, lenders and retailers for distribution, and the loss of these distribution sources, or the failure of our distribution sources to sell our products could materially and adversely affect our business and results of operations.
We distribute our products and services through financial institutions, lenders and retailers. Although our contracts with these clients are typically exclusive, they can be canceled on relatively short notice. In addition, the distributors typically do not have any minimum performance or sales requirements and our revenue is dependent on the level of business conducted by the distributor as well as the effectiveness of their sales efforts, each of which is beyond our control. The impairment of our distribution relationships, the loss of a significant number of our distribution relationships, the failure to establish new distribution relationships, the failure to offer increasingly competitive products, the increase in sales of competitors' services and products by these distributors or the decline in their overall business activity or the effectiveness of their sales of our products could materially reduce our sales and revenues. Also, our growth is dependent in part on our ability to identify, attract and retain new distribution relationships and successfully implement our information systems with those of our new distributors.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.
As part of our overall risk and capacity management strategy for our insurance products, we purchase reinsurance for a substantial portion of the risks underwritten through third party reinsurance companies. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to renew or purchase. States also could impose restrictions on these reinsurance arrangements, such as requiring our insurance company subsidiaries to retain a minimum amount of underwriting risk, which could affect our profitability and results of operations. Reinsurance for certain types of catastrophes generally could become unavailable or prohibitively expensive. Such changes could substantially increase our exposure to the risk of significant losses from natural or man-made catastrophes and could hinder our ability to write future business.

Although the reinsurer is liable to the respective insurance company subsidiary to the extent of the ceded reinsurance, the insurance company remains liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements, therefore, do not eliminate the obligations of our insurance company subsidiaries to pay claims. While the captive reinsurance companies owned by our clients are generally required to maintain trust accounts with sufficient assets to cover the reinsurance liabilities and we manage these trust accounts on behalf of these reinsurance companies, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. The inability to collect amounts due from reinsurers could have a material adverse effect on our results of operations and financial condition.

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
We are subject to the credit risk of some of the agents with which we contract to sell our products and services. We typically advance agents' commissions as part of our product offerings. These advances are a percentage of the premium charged. If we over-advance such commissions to agents, they may not be able to fulfill their payback obligations, which could have a material adverse effect on our results of operations and financial condition.

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
Our operations are subject to extensive regulation and supervision in the jurisdictions in which we do business. Such regulation or compliance could reduce our profitability or limit our growth by increasing the costs of compliance, limiting or restricting the products or services we sell, or the methods by which we sell our services and products, or subjecting our business to the possibility of regulatory actions or proceedings. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities have broad discretion to grant, renew or revoke licenses and approvals and to implement new regulations. We may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in any jurisdiction in which we operate. We can give no assurances that our business can continue to be conducted in each jurisdiction as we have in the past. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states establish insurance departments and other regulatory agencies with broad powers with respect to matters, such as:

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

Our non-insurance products and certain aspects of our insurance products are subject to various other federal and state regulations, including state and federal consumer protection, privacy and other laws.

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
We retain confidential information in our information systems, and we are subject to a variety of privacy regulations and confidentiality obligations. For example, some of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect confidential information we obtain from our clients. These obligations generally require us, in accordance with applicable laws, to protect such information to the same extent that we protect our own confidential information. We have implemented physical, administrative and logical security systems with the intent of maintaining the physical security of our facilities and systems and protecting our clients' and their customers' confidential information and personally-identifiable information against unauthorized access through our information systems or by other electronic transmission or through misdirection, theft or loss of data. Despite such efforts, we may be subject to a breach of our security systems that results in unauthorized access to our facilities and/or the information we are trying to protect. Anyone who is able to circumvent our security measures and penetrate our information systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, most states require that customers be notified if a security breach results in the disclosure of personally-identifiable customer information. Any compromise of the security of our information systems that results in inappropriate disclosure of such information could result in, among other things, unfavorable publicity and damage to our reputation, governmental inquiry and oversight, difficulty in marketing our services, loss of clients, significant civil and criminal liability and the incurrence of significant technical, legal and other expenses, any of which may have a material adverse effect on our results of operations and financial condition.

Changes in regulation may adversely affect our business, results of operations and financial condition and limit our growth.
Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. If we were unable for any reason to comply with these requirements, our noncompliance could result in substantial costs to us and may have a material adverse effect on our results of operations and financial condition. Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	prohibiting our clients from providing debt cancellation policies or offering other ancillary products;

•	prohibiting insurers from fronting captive reinsurance arrangements;

•	placing or reducing interest rate caps on the consumer finance products our clients offer or including voluntary products in the annual percentage rate calculation;

•	limitations or imposed reductions on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of increased fines, taxes or other penalties for improper licensing, the failure to promptly pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	restrictions on the ability to offer certain types of products;

•	new or different disclosure requirements on certain types of products; and

•	imposition of new or different requirements for coverage determinations.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our product costs. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new services and products and increase our claims exposure on policies we issued previously. In addition, the NAIC's proposed expansion of the Market Conduct Annual Statement could increase the likelihood of examinations of insurance companies operating in niche markets. Court decisions that impact the insurance industry could result in the release of previously protected confidential and privileged information by departments of insurance, which could increase the risk of litigation.

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

Under the Dodd-Frank Act, the Federal Insurance Office was established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority would likely extend to all lines of insurance that our insurance company subsidiaries write.

The director of the Federal Insurance Office serves in an advisory capacity to the Financial Stability Oversight Council and has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to the financial stability of the U.S. economy. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements and would streamline the regulation of reinsurance and surplus lines insurance. At this time, we cannot assess whether any other proposed legislation or regulatory changes will be adopted, or what impact, if any, the Dodd-Frank Act or any other legislation or changes could have on our results of operations, financial condition or liquidity.

With regard to our payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders' sales of those products. Our ability to offer and administer those products on behalf of financial institutions is dependent upon their continued ability to sell those products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our revenues would be adversely affected. The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") designed to add new regulatory oversight for the sales practices of these products. Recently, the CFPB's enforcement actions have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our revenues. The full impact of the CFPB's oversight is unpredictable and has not yet been realized fully.

Further, in a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance company subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment.

With respect to the property and casualty insurance policies we underwrite, federal legislative proposals regarding National Catastrophe Insurance, if adopted, could reduce the business need for some of the related products we provide. Additionally, as the U.S. Congress continues to respond to the recent housing foreclosure crisis, it could enact legislation placing additional barriers on creditor-placed insurance.

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

In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multi-party or class action claims may present additional exposure to substantial economic, non-economic and/or punitive damage awards. The success of even one of these claims, if it resulted in a significant damage award or a detrimental judicial ruling, could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of liability or recovery may evolve or what their impact may be on our business.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Form 10-K, regarding the amount of outstanding debt and our annual debt service. Although we believe that our current cash flows will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available to service our indebtedness increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including financial and other restrictive covenants, which could result in an event of default under the agreements governing our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

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
We are subject to interest rate risk in connection with our variable rate indebtedness. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Interest Rate Risk" in this Form 10-K, regarding our interest rate risk and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Report, regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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
Our business is highly dependent upon the effective operation of our information systems and our ability to store, retrieve, process and manage significant databases and expand and upgrade our information systems. We rely on these systems throughout our business for a variety of functions, including marketing and selling our products and services, performing our services, managing our operations, processing claims and applications, providing information to clients, performing actuarial analyses and maintaining financial records. The interruption or loss of our information processing capabilities through the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications failure or damage caused by weather or natural disasters or any other significant disruptions could harm our business, ability to generate revenues, client relationships, competitive position and reputation. Although we have additional data processing locations in Jacksonville, Florida and Atlanta, Georgia, disaster recovery procedures and insurance to protect against certain contingencies, such measures may not be effective or insurance may not continue to be available at reasonable prices, to cover all such losses or be sufficient to compensate us for the loss of business that may result from any failure of our information systems. In addition, our information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable our information systems and our security measures may not prevent such attacks. The failure of our systems as a result of any security breaches, intrusions or attacks could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.

The failure to effectively maintain and modernize our systems to keep up with technological advances could materially and adversely affect our business.
Our business is dependent upon our ability to ensure that our information systems keep up with technological advances. Our ability to keep our systems integrated with those of our clients is critical to the success of our business. If we do not effectively maintain our systems and update them to address technological advancements, our relationships and ability to do business with our clients may be materially and adversely affected. Our business depends significantly on effective information systems, and we have many different information systems utilized to conduct our business. We must commit significant resources to maintain and enhance existing information systems and develop new systems that allow us to keep pace with continuing changes in information processing technology, evolving industry, regulatory and legal standards and changing client preferences. A failure to maintain effective and efficient information systems, or a failure to efficiently and effectively consolidate our information systems and eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition or our ability to do business in particular jurisdictions. If we do not effectively maintain adequate systems, we could experience adverse consequences, including:

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

Furthermore, litigation may be necessary to enforce our intellectual property rights to protect our trade secrets and to determine the validity and scope of our proprietary rights. The intellectual property laws and other statutory and contractual arrangements we currently depend upon may not provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, data, technology and other services and products. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Our Common Stock
There may not be an active, liquid trading market for our common stock.
Prior to our Initial Public Offering, there had been no public market for shares of our common stock. The trading activity in our securities is relatively low and our company has a relatively small public float.  We cannot predict the extent to which investor interest in our Company will continue to maintain an active and liquid trading market. If an active trading market in our common stock does not continue, you may have difficulty selling shares of our common stock that you own or purchase.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.
We are required to file with the SEC, annual and quarterly information and other reports that are specified in the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 ("SOX") and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Should we fail to comply with these rules and regulations we may face de-listing from the NYSE and face disciplinary actions from the SEC, which may adversely affect our stock price.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that as of December 31, 2013, we were in compliance with Section 404 of SOX and our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 63.2% of our outstanding common stock at December 31, 2013. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At December 31, 2013, we had 20,912,853 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2013, Fortegra Financial leased its principal executive offices located at Deerwood Park Boulevard, Building 100, Jacksonville, Florida, 32256, consisting of approximately 58,000 square feet. In addition, we lease approximately 56,000 square feet of office space in approximately seven locations in the United States. We believe our properties, detailed in the table below, are adequate for our business as presently conducted.

Location	Address	Lease Expiration Date (1)
Fortegra Financial - Executive offices	10151 Deerwood Park Blvd., Building 100, Suites 330 and 500, Jacksonville, FL	April 30, 2022
Fortegra Financial	10475 Fortune Parkway, Building 100, Suite 120, Jacksonville, FL	April 30, 2022
LOTSolutions, Inc.	5435 Highway 1, Marksville, LA	August 31, 2017
LOTSolutions, Inc.	1000 Riverbend Blvd., Suite P, St. Rose, LA	April 14, 2014
United	130 Arkansas Street, Paducah, KY	August 31, 2016
Auto Knight	43100 Cook Street Suite 200, Palm Desert, CA	July 31, 2018
ProtectCELL	39500 High Point Blvd., Suites 125, 220 and 250, Novi, MI	October 30, 2018
PBG	1915 NW Amberglen Parkway, Beaverton, OR	September 30, 2020
(1) - Lease expiration dates represent the current ending date of the current lease period. For some of the leases listed, Fortegra has the option to renew the lease beyond the current expiration date in accordance with the terms set forth in the lease agreement.

Please see the Notes, "Property and Equipment" and "Leases," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in the "Contingencies" section of the Note, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in ITEM 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Fortegra's executive officers, including their age, position held, and principal occupation and employment during the past five years, are as follows:

Richard S. Kahlbaugh, age 53, has been our President and Chief Executive Officer and a director since June 2007 and has been our Chairman since June 2010. Prior to becoming President and Chief Executive Officer, Mr. Kahlbaugh was our Chief Operating Officer from 2003 to 2007. He also serves as the Chairman of all of our insurance company subsidiaries. Prior to joining us in 2003, Mr. Kahlbaugh served as President and Chief Executive Officer of Volvo's Global Insurance Group. He also served as the first General Counsel of the Walshire Assurance Group, a publicly traded insurance company, and practiced law with McNees, Wallace and Nurick. Mr. Kahlbaugh holds a J.D. from the Delaware Law School of Widener University and a B.A. from the University of Delaware.

Walter P. Mascherin, age 59, has been our Executive Vice President and Chief Financial Officer since October 2010. Prior to joining us, Mr. Mascherin worked at Volvo Financial Services for 14 years where he served as Senior Vice President of Organization Development and Workouts from 2009 to 2010, Senior Vice President and Chief Credit Officer from 2006 to 2009, Vice President of Corporate Development (US) in 2006 and Vice President and Chief Operating Officer from 2004 to 2005. Mr. Mascherin holds an M.B.A. from Heriot Watt University, Edinburgh, Scotland and a Business Administration Diploma from Ryerson University, Ontario, Canada.

Christopher D. Romaine, age 42, has been our Senior Vice President, General Counsel and Secretary since June 2011 and was our Associate General Counsel from September 2010 to June 2011. Prior to joining Fortegra, Mr. Romaine acted as Managing Counsel at Toyota Financial Services from 2006 to 2009 and as First Vice President and Senior Counsel at MBNA Corporation from 2002 to 2006. Mr. Romaine holds a J.D. from the University of Pennsylvania School of Law and an A.B., magna cum laude, from Brown University.

Joseph R. McCaw, age 62, has been our Executive Vice President and President of Payment Protection since November 2008. He also serves as the Chief Executive Officer of our insurance company subsidiaries. Mr. McCaw joined us in 2003 as our First Vice President of Finance/Retail. Prior to joining us, Mr. McCaw served as President of Financial Institution Group for Protective Life Corporation. Mr. McCaw holds an M.B.A. from Lindenwood University and a B.A. from Westminster College.

W. Dale Bullard, age 55, has been our Executive Vice President and President of Motor Clubs since January 2013. Mr. Bullard joined us in 1994 as a Senior Vice President and has over 28 years of experience in the insurance industry. Most recently, Mr. Bullard served as our Chief Marketing Officer from May 2006 until assuming his current role. Prior to joining us, Mr. Bullard held various positions at Independent Insurance Group from 1979 to 1994, most recently as a Senior Vice President in 1988. Mr. Bullard holds a B.S. from the University of South Carolina. Mr. Bullard currently serves on the board of directors of the Consumer Credit Insurance Association and previously served as its president.

Robert P. Emery, age 45, has been our Executive Vice President and President of ProtectCELL, since January 2013. Mr. Emery is a co-founder of ProtectCELL and served as ProtectCELL's President from April 2006 to March 2011. Mr. Emery later served as ProtectCELL's COO from March 2011 until working in his current capacity, upon Fortegra's acquisition of a majority interest in ProtectCELL. In addition to his work with ProtectCELL, Mr. Emery is the Owner and President of Emery Electronics Inc., also known as Cellular and More.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders
Fortegra Financial Corporation's common stock is listed and traded on the NYSE under the symbol "FRF" and began trading on December 17, 2010. At February 14, 2014, there were approximately 1,913 stockholders of record.

Price Range of Common Stock and Dividends Declared
The table below sets forth the high and low sales prices and the last price for the periods indicated for our common stock as reported on the NYSE Composite Tape and any cash dividends declared:

2013	High	Low	Last	Cash Dividends Per Share
First Quarter	$9.63	$8.50	$8.76	$—
Second Quarter	8.89	6.17	6.87	—
Third Quarter	8.70	6.55	8.51	—
Fourth Quarter	8.66	6.90	8.27	—

2012
First Quarter	$8.45	$6.49	$8.36	$—
Second Quarter	8.50	7.71	8.00	—
Third Quarter	8.36	7.44	7.93	—
Fourth Quarter	9.17	7.94	8.89	—

Dividend Policy
Dividends on Our Common Stock
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

Dividends Limitations - Insurance Company Subsidiaries
The ability of our insurance company subsidiaries to pay dividends and to make other payments is limited by applicable laws and regulations of the states in which our insurance company subsidiaries are domiciled and in which they operate, which vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance company subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to their respective holding company. Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information relating to dividend restrictions for our insurance company subsidiaries.

Sales of Unregistered Securities
During 2013 and 2012, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
As of December 31, 2013, Fortegra had a share repurchase plan, which allows the Company to purchase up to $15.0 million of the Company's common stock from time to time through open market or private transactions. The Board of Directors approved a $10.0 million share repurchase plan in November 2011 and increased the size of the plan by $5.0 million in August 2013. The share repurchase plan has no expiration date and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time.

The following table shows Fortegra's share repurchase plan activity for the three months ended December 31, 2013:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
					1,179,634	$7,167,376
October 1, 2013	to	October 31, 2013	—	$—	—	7,167,376
November 1, 2013	to	November 30, 2013	—	—	—	7,167,376
December 1, 2013	to	December 31, 2013	—	—	—	7,167,376
Total			—	$—	1,179,634

Equity Compensation Plans
The information required by this item with respect to the compensation plans under which our equity securities are authorized for issuance is included in "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - Equity Compensation Plan Information" of this Form 10-K. Please see the Note, "Stock-Based Compensation," in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information relating to our compensation plans under which our equity securities are authorized for issuance.

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

The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the Financial Select Sector SPDR Fund for the period beginning on December 17, 2010 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013, assuming an initial investment of $100. Subsequent to our initial public offering in December 17, 2010, we have not declared or paid cash dividends on our common stock, while the data for the Russell 2000 Index and the Financial Select Sector SPDR Fund assumes reinvestment of dividends.

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
12/17/2010
12/31/2010
12/30/2011
12/31/2012
12/31/2013
FRF US Equity
XLF US Equity
RTY Index

Index	December 17, 2010	December 31, 2010	December 30, 2011	December 31, 2012	December 31, 2013
Fortegra Financial - FRF US Equity	$100.00	$100.45	$60.73	$80.82	$75.18
Russell 2000 - RTY Index	100.00	100.53	95.05	108.96	149.28
Financial Select Sector SPDR Fund - XLF US Equity	100.00	102.70	85.10	109.28	148.11

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in ITEM 7 of this Form 10-K and the Consolidated Financial Statements and related Notes included in ITEM 8 of this Form 10-K. All amounts pertaining to our results of operations and financial condition are presented on a continuing operations basis. Discontinued operations are more fully discussed in the Note, "Divestitures," in the Notes to Consolidated Financial Statements, included in ITEM 8 of this Form 10-K. All acquisitions by Fortegra during the five years ended December 31, 2013 are included in results of operations since their respective dates of acquisition.

Consolidated Statement of Income Data:	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2013	2012	2011	2010	2009
Revenues:
Service and administrative fees	$172,427	$90,550	$94,464	56,254	$31,829
Ceding commissions	32,824	34,825	29,495	28,767	24,075
Net investment income	3,050	3,067	3,368	4,033	4,756
Net realized investment gains	2,043	3	4,193	650	54
Net earned premium	136,787	127,625	115,503	111,805	108,116
Other income	736	269	170	156	462
Total revenues	347,867	256,339	247,193	201,665	169,292

Expenses:
Net losses and loss adjustment expenses	41,567	40,219	37,949	36,035	32,566
Member benefit claims	46,019	4,642	4,409	466	—
Commissions	154,606	128,741	126,918	92,646	70,449
Personnel costs	39,487	28,475	26,021	21,613	20,956
Other operating expenses	35,117	24,233	23,739	19,876	17,814
Depreciation and amortization	4,858	3,275	2,662	1,173	670
Amortization of intangibles	5,527	2,742	2,819	1,828	1,711
Interest expense	3,621	4,334	4,690	7,342	7,479
(Gain) Loss on sale of subsidiary	(402)	—	477	—	—
Total expenses	330,400	236,661	229,684	180,979	151,645
Income from continuing operations before income taxes	17,467	19,678	17,509	20,686	17,647
Income taxes	5,660	6,716	5,947	7,079	5,817
Income from continuing operations before non-controlling interests	11,807	12,962	11,562	13,607	11,830
Discontinued operations:
Income from discontinued operations - net of tax	3,546	2,275	1,777	1,607	81
Gain on sale of discontinued operations - net of tax	8,844	—	—	—	—
Discontinued operations - net of tax	12,390	2,275	1,777	1,607	81
Net income before non-controlling interests	24,197	15,237	13,339	15,214	11,911
Less: net income (loss) attributable to non-controlling interests	1,482	72	(170)	20	26
Net income attributable to Fortegra Financial Corporation	$22,715	$15,165	$13,509	$15,194	$11,885

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.53	$0.65	$0.57	$0.85	$0.76
Discontinued operations - net of tax	0.64	0.12	0.09	0.10	0.01

Net income attributable to Fortegra Financial Corporation	$1.17	$0.77	$0.66	$0.95	$0.77

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.50	$0.63	$0.55	$0.79	$0.71
Discontinued operations - net of tax	0.61	0.11	0.09	0.09	—
Net income attributable to Fortegra Financial Corporation	$1.11	$0.74	$0.64	$0.88	$0.71

Weighted average common shares outstanding:
Basic	19,477,802	19,655,492	20,352,027	15,929,181	15,388,706
Diluted	20,482,652	20,600,362	21,265,801	17,220,029	16,645,928

Consolidated Balance Sheet Data: (in thousands)	At December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$21,681	$15,209	$31,339	$43,389	$29,940
Total assets	680,430	707,437	605,353	535,202	473,472
Note(s) payable	3,273	89,438	73,000	36,713	31,487
Preferred trust securities	35,000	35,000	35,000	35,000	35,000
Redeemable preferred securities	—	—	—	11,040	11,540
Total stockholders’ equity	166,493	145,715	127,086	119,701	77,616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in ITEM 8 of this Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "ITEM 1A. Risk Factors" included in this Form 10-K.

EXECUTIVE SUMMARY
The following provides an overview of events and financial results for the year ended December 31, 2013:

Overview of Events
On December 31, 2012, we acquired ProtectCELL and 4Warranty. Their impact on our financial results began in 2013.

In January 2013, we announced a plan to consolidate our fulfillment, claims administration and information technology functions (the "Plan"). Prior to the Plan, such functions resided in individual business units. The decision was part of our efforts to streamline operations, focus resources and provide first in class service to our customers. During the first quarter of 2013, approximately 40 employee and contract positions were eliminated.

On February 1, 2013, we acquired 100% of the outstanding stock of Response Indemnity Company of California ("RICC"), from subsidiaries of the Kemper Corporation ("Kemper") for $4.8 million. RICC is a property/casualty insurance company domiciled and licensed in California, which we intend to use for geographic expansion. RICC had, at the time of purchase, no policies in force, and all remaining claim liabilities for previously issued policies are fully reinsured by Kemper's subsidiary, Trinity Universal Insurance Company.

In June 2013, we sold our wholly owned subsidiary, Magna Insurance Company, for a sales price of $3.0 million and realized a $0.4 million pre-tax gain on the sale, which is included in our 2013 results.

In August 2013, our Board of Directors (the "Board") authorized an additional $5.0 million increase to the share repurchase plan. This additional authorization expands the existing share repurchase program from $10.0 million as authorized by the Board in November 2011 to $15.0 million. During 2013, we acquired 200,000 shares under our share repurchase plan at an aggregate value of $1.4 million. We believe our share repurchase plan is an effective method of creating stockholder value and a prudent use of available cash.

In October 2013, our subsidiary, South Bay entered into a $15.0 million line of credit agreement (the "Line of Credit") with Synovus Bank. The Line of Credit is used for our premium financing product, and allows South Bay to finance up to 90% of the eligible receivable.

On December 2, 2013, we entered into a Stock Purchase Agreement ("Purchase Agreement") with AmWINS Holdings, LLC, a North Carolina limited liability company ("AmWINS"), pursuant to which LOTS Intermediate Co., a Delaware corporation and direct wholly-owned subsidiary of the Corporation agreed to sell all the issued and outstanding stock of its subsidiaries, Bliss and Glennon, Inc., a California corporation ("Bliss and Glennon"), and eReinsure.com, Inc., a Delaware corporation ("eReinsure").

On December 31, 2013, we completed the previously announced sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon and eReinsure, to AmWINS (the "Disposition"), pursuant to the terms of the Purchase Agreement, and recognized a $8.8 million gain on the sale of discontinued operations, net of tax, for the year ended December 31, 2013. As consideration for the Disposition, we received net cash proceeds of $81.8 million, which we utilized on December 31, 2013 to pay off the full amount outstanding under our existing credit facility with Wells Fargo Bank, N.A. See the Notes, "Summary of Significant Accounting Policies - Discontinued Operations" and "Divestitures" in the Notes to Consolidated Financial Statements, included in ITEM 8 of this Form 10-K for additional information.

Prior to the fourth quarter of 2013, we operated in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing and (iii) Brokerage. In connection with the Disposition, in the fourth quarter of 2013, we realigned our reporting structure to manage our business as a single profit center called Protection Products and Services. Accordingly, we now have one reportable segment. See the Note, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information.

Overview of Financial Results
Net income attributable to Fortegra Financial Corporation for the year ended December 31, 2013 increased $7.6 million, or 49.8%, to $22.7 million from $15.2 million for the year ended December 31, 2012. Earnings per diluted share attributable to Fortegra Financial Corporation increased 50% to $1.11 for the year ended December 31, 2013 from $0.74 for the same period in 2012. Our 2013 results include the impact of an $8.8 million gain, net of tax, or $0.43 per diluted share, from the Disposition, while 2012 included the $1.0 million benefit from the change in accounting estimate, or $0.05 per diluted share.

Our net income from continuing operations before non-controlling interests for the year ended December 31, 2013 decreased $1.2 million, or 8.9%, to $11.8 million from $13.0 million for the year ended December 31, 2012. Our 2013 net income was lower due to $0.8 million of expense from the Plan, while our 2012 results included a $1.0 million benefit from a change in accounting estimate. The 2013 net income attributable to the ProtectCELL and 4Warranty acquisitions of $4.8 million on a combined basis was largely offset by competitive pressures in other product lines and regulatory changes influencing our clients' marketing and outsourcing activities.

For the year ended December 31, 2013, our revenues increased $91.5 million, or 35.7%, to $347.9 million from $256.3 million for the same period in 2012. Our 2012 revenues included a $5.3 million increase in revenues attributable to the change in accounting estimate. The increase in revenues for 2013 is primarily attributable to the ProtectCELL and 4Warranty acquisitions on December 31, 2012, which accounted for $93.7 million and $3.1 million of the 2013 increase, respectively. In addition, total revenues included increases of $9.2 million in net earned premiums and $2.0 million in net realized investment gains, which was partially offset by lower service and administrative fees from reduced transaction volume under our administration service contracts.

Total expenses increased $93.7 million, or 39.6%, to $330.4 million for the year ended December 31, 2013 from $236.7 million for the same period in 2012. The majority of the increase was due to the ProtectCELL and 4Warranty acquisitions, which added $89.9 million and $1.5 million to expenses, respectively, as well an $8.5 million increase in commission expense, which corresponds with the rise in revenues. In addition, 2013 expenses also included $1.2 million in costs associated with the Plan.

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

Change in Accounting Estimate - Unearned Premium Reserves
During the period ended September 30, 2012, we reviewed our unearned premium reserves in relation to the loss patterns and the related recognition of income for certain types of credit property and vendor single interest payment protection products, and based on our analysis determined that a change to the Rule of 78's method results in a more accurate estimate of net earned premium reserves for these products. The change was accounted for as a change in accounting estimate and was applied prospectively. See the Note, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in ITEM 8 of this Form 10-K for the effect of this change in accounting estimate on our 2012 results of operations.

Investments
We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired ("OTTI") are identified in a timely fashion, properly valued, and if necessary, written down to their fair value through a charge against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in fair value requires the judgment of management. The analysis takes into account relevant factors, both quantitative and qualitative in nature. Among the factors considered are the following: the length of time and the extent to which fair value has been less than cost; issuer-specific considerations, including an issuer's short-term prospects and financial condition, recent news that may have an adverse impact on its results, and an event of missed or late payment or default; the occurrence of a significant economic event that may affect the industry in which an issuer participates; and for loan-backed and structured securities, the undiscounted estimated future cash flows as compared to the current book value. When such impairments are determined to be other-than-temporary, the decrease in fair value is reported in net income as a realized investment loss and a new cost basis is established.

There are inherent risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events, which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in fair value. See the Note, "Investments" in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information and ITEM 1A. RISK FACTORS - "Risks Related to Our Products and Services - Our investment portfolio is subject to several risks that may diminish the fair value of our invested assets and cash and may materially and adversely affect our business and profitability" and "Liquidity and Capital Resources - Liquidity" contained elsewhere in this Form 10-K.

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

We utilize reinsurance for loss protection and capital management. See ITEM 1A. RISK FACTORS - "Risks Related to Our Products and Services - Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers," included in this Form 10-K.

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation and amortization. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method with the corresponding gain or loss recorded to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture, fixtures and equipment. Amortization of capitalized software is computed using the straight-line method over the estimated useful lives of five years. Leasehold improvements are depreciated over the remaining life of the lease. We also lease certain equipment and software under a capital lease. Assets under capital leases are depreciated over the remaining life of the lease or their estimated productive lives.

We capitalize internally developed software costs on a project-by-project basis. Software development costs are carried at unamortized cost and are amortized using the straight-line method over the estimated useful life of the software, typically 5 years. Amortization begins when the software is ready for its intended use.

Deferred Acquisition Costs - Insurance Related
We defer certain costs of acquiring new and renewal business. These costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by our insurance entities had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

We evaluate whether deferred acquisition costs-insurance related are recoverable at year-end, and periodically if deemed necessary, and consider investment income in the recoverability analysis.  As a result of our evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2013, 2012 and 2011.

Deferred Acquisition Costs - Non-insurance Related
We defer certain costs of acquiring new and renewal business related to non-insurance subsidiary transactions. These costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by us had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

We evaluate whether deferred acquisition costs - non-insurance related are recoverable at year-end, and periodically if deemed necessary. As a result of our evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2013, 2012 and 2011.

Goodwill
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination, and is carried as an asset on the Consolidated Balance Sheets. Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter, or more frequently if certain indicators arise.

Our goodwill impairment analysis typically involves an assessment of qualitative factors to determine whether it is more likely than not that fair value of our reporting unit is less than the recorded book value. If it is more likely than not, we must perform a quantitative test to determine fair value. If that fair value is less than the book value of the reporting unit, an impairment charge is recorded equal to the excess of the carrying amount of goodwill over its implied fair value. At its discretion, management may opt to bypass the qualitative analysis and perform the quantitative test.

The goodwill impairment review is highly judgmental and may involve the use of significant estimates and assumptions impacting the amount of any impairment charge recorded. The estimates and assumptions may have a significant impact on the amount of any impairment charge recorded.

Because the Company changed to one reporting segment in 2013, management bypassed the qualitative analysis, and determined fair value using market based methods including the use of market capitalization plus a control premium. Management assessed goodwill as of December 31, 2013, 2012 and 2011 and determined that no impairment existed as of those dates.

Other Intangible Assets
We have acquired significant other intangible assets through business acquisitions. Our other intangible assets consist of indefinite-lived trademarks and licenses, and of finite-lived intangibles, including customer related and contract based assets representing primarily client lists and non-compete arrangements and acquired software. Finite-lived intangible assets are amortized over periods ranging from 0.3 years to 15 years. Certain trademarks are not amortized since these assets have been determined to have indefinite useful lives. The costs to periodically renew other intangible assets are expensed as incurred.

Indefinite-lived intangible assets are tested for impairment at least annually, or whenever events or circumstances indicate that their carrying amount may not be recoverable using an analysis of expected future cash flows. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future undiscounted cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Management assessed other intangible assets as of December 31, 2013, 2012 and 2011 and determined that no impairment existed as of those dates.

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

Our unpaid claims reserves represent our best estimates, generally involving actuarial projections at a given time. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. We periodically review and update our methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. We have not made any changes to our methodologies for determining unpaid claims reserves in the periods presented.

The following table provides unpaid claims reserve information by product line, net of reserves ceded under reinsurance arrangements:

(in thousands)	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
Product Type	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve	In Course of Settlement(1)	IBNR(2)	Total Claim Reserve
Property	$156	$2,857	$3,013	$—	$3,534	$3,534	$213	$3,189	$3,402
Surety	—	89	89	—	204	204	—	173	173
General liability(3)	—	4,028	4,028	—	3,168	3,168	—	2,167	2,167
Credit life	500	2,188	2,688	629	1,573	2,202	539	2,267	2,806
Credit disability	199	2,381	2,580	145	3,211	3,356	204	3,540	3,744
AD&D	161	457	618	109	489	598	176	614	790
Other	—	193	193	1	56	57	1	68	69
Total	$1,016	$12,193	$13,209	$884	$12,235	$13,119	$1,133	$12,018	$13,151
(1) "In Course of Settlement" represents amounts reserved to pay claims known but are not yet paid.
(2) IBNR reserves represent amounts reserved to pay claims where the insured event has occurred and has not yet been reported. IBNR reserves for credit disability also include the net present value of future claims payment of $1,788, $1,243 and $1,354 as of December 31, 2013, 2012 and 2011, respectively.
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

While our cost of claims has not varied significantly from our reserves in prior periods, if the actual level of loss frequency and severity are higher or lower than expected, our paid claims will be different than management's estimate. We believe that, based on our actuarial analysis, an aggregate change that is greater than ± 10% (or 5% for each of loss frequency and severity) is not probable. The effect of higher and lower levels of loss frequency and severity levels on our ultimate cost for claims occurring in 2013 would be as follows (dollars in thousands):

Sensitivity change in both loss frequency and severity for all payment protection products:	Claims Cost	Change in Claims Cost
5% higher	$14,563	$1,354
3% higher	14,013	804
1% higher	13,475	266
Base scenario	13,209	—
1% lower	12,943	(266)
3% lower	12,405	(804)
5% lower	11,855	(1,354)

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

Unearned Premiums
Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs - insurance related and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2013, 2012 and 2011, respectively, no such reserve was recorded.

Deferred Revenues
Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2013 and 2012, no deficiency reserve was recorded.

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

Management has evaluated its deferred tax assets to determine realization in the foreseeable future and accordingly, no valuation allowance has been established as of December 31, 2013. The detailed components of our deferred tax assets and liabilities are shown in the Note, "Income Taxes" in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K.

Contingencies
Management evaluates each contingent matter separately. A loss is reported if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the midpoint of the estimated range. Contingencies affecting us include litigation matters, which are inherently difficult to evaluate and are subject to significant changes.

Service and Administrative Fees
We earn service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.

Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss occurs. During the years ended December 31, 2013, 2012 and 2011 we have not incurred a loss with respect to a specific significant service fee contract.

Administrative Fees. Administrative service revenue includes the administration of credit insurance, debt cancellation programs, motor club programs, and warranty programs. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

Our payment protection products are sold as complementary products to consumer retail and credit transactions and are thus subject to the volatility of volume of consumer purchase and credit activities. We receive service and administrative fees for administering payment protection products that are sold by our clients, such as credit insurance, debt protection, motor club and warranty solutions. We earn administrative fees for administering debt cancellation plans, facilitating the distribution and administration of warranty or extended service contracts, providing motor club membership benefits and providing related services for our clients. For credit insurance products, our clients typically retain the risk associated with credit insurance products that they sell to their customers through economic arrangements with us. Our payment protection revenue includes revenue earned from reinsurance arrangements with producer owned reinsurance companies ("PORCs") owned by our clients. Our clients own PORCs that assume the credit insurance premiums and associated risk that they originate in exchange for fees paid to us for ceding the premiums. In addition, our revenue includes administrative fees charged by us under retrospective commission arrangements with producers, where the commissions paid are adjusted based on actual losses incurred compared to premium earned after a specified net allowance retained by us. Under these arrangements, our insurance companies receive the insurance premiums and administer the policies that are distributed by our clients. The producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those polices, which includes our administrative fees, incurred claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer. Revenues in our business may fluctuate seasonally based on consumer spending trends, where consumer spending has historically been higher in September and December, corresponding to back-to-school and the holiday season. Accordingly, our payment protection revenues may reflect higher third and fourth quarters than in the first half of the year.

Ceding Commissions
We earn ceding commissions on our credit insurance products. Ceding commissions earned under coinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by the assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred. Experience adjustments are based on the claim experience of the related policy. The adjustment is calculated by adding the earned premium and investment income from the assets held in trust for our benefit less earned commissions, incurred claims and the reinsurer's fee for the coverage.

We elect to cede to reinsurers under coinsurance arrangements a significant portion of the credit insurance that we distribute on behalf of our clients. We continue to provide all policy administration for credit insurance that we cede to reinsurers. Ceding commissions primarily represent the fees we charge the reinsurers for that administration service. In addition, a portion of the ceding commissions is determined based on the underwriting profits of the ceded credit insurance. The credit insurance that we distribute has historically generated attractive underwriting profits. Ceding commissions also include investment income earned on reserves maintained in trust accounts on the balance sheets of the reinsurers.

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

Our experience adjustments, exclusive of investment income, are as follows: (in thousands)	Years Ended December 31,
	2013	2012	2011
Experience Adjustments	$6,872	$8,635	$7,245

Net Earned Premium
Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of payment protection insurance policies by our distributors and premiums written for payment protection insurance policies by another carrier and assumed by us. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to our reinsurers, including PORCs, which are earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

 The principal factors affecting net earned premiums are: (i) the proportion of the risk assumed by our reinsurers as defined in the applicable reinsurance treaty; (ii) increases and decreases in written premium; (iii) the pattern of losses by type of business, (iv) increases and decreases in policy cancellation rates; (v) the average duration of the policies written; and (vi) changes in regulation that would modify the earning patterns for the policies underwritten and administered.

 We limit the underwriting risk we take in our payment protection insurance policies. When we do assume risk in our payment protection insurance policies, we utilize both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements to manage and mitigate our risk.

Commissions

Commissions are paid to distributors selling credit insurance policies, motor club memberships, and warranty service contracts, and are generally deferred and expensed in proportion to the earning of related revenue. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, our commissions are subject to retrospective adjustment based on the profitability of the related policies. These retrospective commission adjustments are payments made or adjustments to future commission expense based on prior claims experience. Under these retrospective commission arrangements, the producer of the credit insurance policies, which is typically our client, receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes our administrative fees, claims, reserves and premium taxes. If the net result is negative, we either offset that negative amount against future retrospective commission payments, reduce the producer's up-front commission on a prospective basis to increase the likelihood that it will return to a positive position or request payment of the negative amount from the producer.

Net Investment Income
We earn net investment income from interest payments and dividends received from our investment portfolio, and interest earned on our cash accounts and notes receivable, less portfolio management expenses. Our investment portfolio is primarily invested in fixed maturity securities, which tend to produce consistent levels of investment income. The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates. Investment income can be significantly impacted by changes in interest rates. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the fair value of, fixed maturity and short-term investments.

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

Stock-Based Compensation
We currently have time-based stock options outstanding under our 2005 Equity Incentive Plan and time-based and performance-based stock options and restricted stock awards outstanding under The 2010 Omnibus Incentive Plan. Time-based stock options and restricted stock awards are grants that vest based on the passage of time whereas performance-based stock options and restricted stock awards are grants that vest based on us attaining certain financial metrics. Stock-based compensation expense is measured using fair value and is recorded over the requisite service or performance period of the awards. We measure stock-based compensation expense using the calculated value method. Under this method, we estimate the fair value of each stock option on the grant date using the Black-Scholes valuation model. We use historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of our stock, we have chosen to estimate volatility, by using the average volatility of a selected peer group of publicly traded companies operating in the same industry. Expected dividends are based on the assumption that no dividends are expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The fair value of restricted stock awards are based on the market price of our common stock at the grant date. We typically recognize stock-based compensation expense for time-based awards on a straight-line basis over the requisite service and on a graded vesting attribution model for performance-based awards. Our current policy is to issue new shares upon the exercise of stock options. Please see the Note, "Stock-Based Compensation" in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K for additional information.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards see the Note "Recent Accounting Standards" of the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K.

COMPONENTS OF REVENUES AND EXPENSES
The following provides an overview of the components of revenues and expenses that are not discussed in our Critical Accounting Policies section.

REVENUES
Net Realized Investment Gains (Losses)
We realize gains when invested assets are sold for an amount greater than the amortized cost in the case of fixed maturity securities and cost basis for equity securities. We recognize realized losses for invested assets sold for an amount less than their carrying cost or when the decline in the fair value is below the cost of fixed maturity securities or equity securities is determined to be an other-than-temporary impairment ("OTTI").

 Other Income
Other income consists primarily of miscellaneous fees generated by our operations.

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

In arriving at our unpaid claims reserves, we conduct an actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance. Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly, resulting in consistent historical loss development patterns. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.

 Our unpaid claims reserves represent our best estimates, generally involving actuarial projections at a given time. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. We periodically review and update our methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. We have not made any changes to our methodologies for determining unpaid claims reserves in the periods presented.

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

Personnel Costs
Personnel costs represent the amounts attributable to wages, salaries, bonuses and benefits for our full and part-time employees, as well as expense related to our stock-based compensation. In addition to our general personnel costs, some of our employees are paid a percentage of revenues they generate, which may vary from period to period based on volume. Bonuses for the remaining employees are discretionary and are based on an evaluation of their individual performance, as well as our overall performance.

Other Operating Expenses
Other operating expenses consist primarily of rent, insurance, transaction expenses, professional fees, technology costs, travel and entertainment and advertising, and may include variable costs based on the volume of business we process. Other operating expenses are a significant portion of our expenses.

Depreciation and Amortization
Depreciation and amortization expense is the allocation of the capitalized cost of property, equipment and software over the periods benefited by the use of the asset.

Amortization of Intangibles
Amortization of finite-lived intangibles is an expense recorded to allocate the cost of finite-lived intangible assets, such as purchased customer accounts and non-compete agreements acquired as part of our business acquisitions, over their estimated useful lives.

Interest Expense
Interest expense includes interest incurred on our credit facilities, notes payable and preferred trust securities, net of the impact of the interest rate swap, and is directly correlated to the balances outstanding and the prevailing interest rates on these debt instruments.

Income Taxes
 Income taxes are comprised of federal and state taxes based on income in multiple jurisdictions and changes in uncertain tax positions, if any.

RESULTS OF OPERATIONS
The following tables set forth our Consolidated Statements of Income for the following periods:

(in thousands, except shares, per share amounts and percentages)	For the Years Ended December 31,
	2013	2012	$ Change from 2012	% Change from 2012	2011
Revenues:
Service and administrative fees	$172,427	$90,550	$81,877	90.4%	$94,464
Ceding commissions	32,824	34,825	(2,001)	(5.7)	29,495
Net investment income	3,050	3,067	(17)	(0.6)	3,368
Net realized investment gains	2,043	3	2,040	nm	4,193
Net earned premium	136,787	127,625	9,162	7.2	115,503
Other income	736	269	467	173.6	170
Total revenues	347,867	256,339	91,528	35.7	247,193

Expenses:
Net losses and loss adjustment expenses	41,567	40,219	1,348	3.4	37,949
Member benefit claims	46,019	4,642	41,377	891.4	4,409
Commissions	154,606	128,741	25,865	20.1	126,918
Personnel costs	39,487	28,475	11,012	38.7	26,021
Other operating expenses	35,117	24,233	10,884	44.9	23,739
Depreciation and amortization	4,858	3,275	1,583	48.3	2,662
Amortization of intangibles	5,527	2,742	2,785	101.6	2,819

(in thousands, except shares, per share amounts and percentages)	For the Years Ended December 31,
	2013	2012	$ Change from 2012	% Change from 2012	2011
Interest expense	3,621	4,334	(713)	(16.5)	4,690
(Gain) Loss on sale of subsidiary	(402)	—	(402)	100.0	477
Total expenses	330,400	236,661	93,739	39.6	229,684
Income from continuing operations before income taxes	17,467	19,678	(2,211)	(11.2)	17,509
Income taxes - continuing operations	5,660	6,716	(1,056)	(15.7)	5,947
Income from continuing operations before non-controlling interests	11,807	12,962	(1,155)	(8.9)	11,562
Discontinued operations:
Income from discontinued operations - net of tax	3,546	2,275	1,271	55.9	1,777
Gain on sale of discontinued operations - net of tax	8,844	—	8,844	100.0	—
Discontinued operations - net of tax	12,390	2,275	10,115	444.6	1,777
Net income before non-controlling interests	24,197	15,237	8,960	58.8	13,339
Less: net income (loss) attributable to non-controlling interests	1,482	72	1,410	1,958.3%	(170)
Net income attributable to Fortegra Financial Corporation	$22,715	$15,165	$7,550	49.8%	$13,509

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.53	$0.65			$0.57
Discontinued operations - net of tax	0.64	0.12			0.09
Net income attributable to Fortegra Financial Corporation	$1.17	$0.77			$0.66

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.50	$0.63			$0.55
Discontinued operations - net of tax	0.61	0.11			0.09
Net income attributable to Fortegra Financial Corporation	$1.11	$0.74			$0.64

Weighted average common shares outstanding:
Basic	19,477,802	19,655,492			20,352,027
Diluted	20,482,652	20,600,362			21,265,801
nm = not meaningful

REVENUES
Service and Administrative Fees
Service and administrative fees for the year ended December 31, 2013 increased $81.9 million, or 90.4%, to $172.4 million from $90.6 million for the year ended December 31, 2012. The increase resulted primarily from $82.8 million and $3.1 million in 2013 revenues attributable to ProtectCELL and 4Warranty, respectively, which was partially offset by a $3.0 million decrease in our insurance company client revenues and motor club membership revenues of $1.6 million.

Service and administrative fees for the year ended December 31, 2012 decreased $3.9 million, or 4.1%, to $90.6 million from $94.5 million for the year ended December 31, 2011. The decrease resulted primarily from a $5.6 million decrease in our motor club membership revenues and $0.7 million related to the sale of Creative Investigations Recovery Group, LLC ("CIRG") in July 2011.  This decrease was partially offset by a $2.7 million increase in administrative fees from our acquisition of PBG in October 2011.

Ceding Commissions
Ceding commissions for the year ended December 31, 2013 decreased $2.0 million, or 5.7%, to $32.8 million from $34.8 million for the year ended December 31, 2012. This decrease primarily resulted from the change in accounting estimate, which increased 2012 results by $2.8 million. For the year ended December 31, 2013, ceding commissions included $25.0 million in service and administrative fees, $6.9 million in underwriting profits and $0.9 million in net investment income.

Ceding commissions for the year ended December 31, 2012 increased $5.3 million, or 18.1%, to $34.8 million from $29.5 million for the year ended December 31, 2011. This increase primarily resulted from improved underwriting results due to growth in earned premiums and favorable loss experience along with additional administrative fees earned from increased insurance production in 2012, and the change in accounting estimate, which accounted for $2.8 million of the increase. For the year ended December 31, 2012, ceding commissions included $25.6 million in service and administrative fees, $8.6 million in underwriting profits and $0.6 million in net investment income.

Net Investment Income
Net investment income totaled $3.1 million for the years ended December 31, 2013 and 2012, respectively. The amount of invested assets increased in 2013 compared to 2012, which was offset by a decrease in yields for the 2013 period. The yield on the investment portfolio at December 31, 2013 was 1.83% compared to 2.67% at December 31, 2012.

Net investment income for the year ended December 31, 2012 decreased $0.3 million, or 8.9%, to $3.1 million compared to $3.4 million for the year ended December 31, 2011. The decrease from 2011 was principally due to lower income earned on fixed income securities and to a lesser extent a lower amount of income earned on cash. The yield on the investment portfolio at December 31, 2012 was 2.67% compared to 2.88% at December 31, 2011.

Net Realized Investment Gains
Net realized gains on the sale of investments totaled $2.0 million for the year ended December 31, 2013 compared to net realized gains of $3.0 thousand for the year ended December 31, 2012. The increase for 2013 was due to higher levels of investment sales occurring in 2013. The net gain for 2012 included a $16.0 thousand net realized loss attributable to an OTTI charge for the write-down of a single equity security.

Net realized gains on the sale of investments totaled $3.0 thousand for the year ended December 31, 2012 compared to net realized gains of $4.2 million for the year ended December 31, 2011. The decrease for 2012 was due to higher levels of investment sales occurring in 2011 that were not repeated in 2012. The net gain for 2011 included a $0.2 million net realized loss attributable to an OTTI charge for the write-down of ten equity securities.

Net Earned Premium
Net earned premium for the year ended December 31, 2013 increased $9.2 million, or 7.2%, to $136.8 million from $127.6 million for the year ended December 31, 2012, with the change in accounting estimate increasing net earned premium by $2.5 million for the 2012 period. For the 2013 period, direct and assumed earned premium increased $29.9 million resulting from increased production from existing and new clients distributing our credit insurance, warranty, and auto products, and from geographic expansion. Because of this increase, ceded earned premiums increased $20.8 million, or 8.9%, for the year ended December 31, 2013. On average, we maintained a 64.9% overall cession rate of direct and assumed earned premium for the year ended December 31, 2013 compared with 64.5% in 2012.

Net earned premium for the year ended December 31, 2012 increased $12.1 million, or 10.5%, to $127.6 million from $115.5 million for the year ended December 31, 2011, with the change in accounting estimate increasing net earned premium by $2.5 million for the 2012 period. For the 2012 period, direct and assumed earned premium increased $38.4 million resulting from increased production from existing clients and new clients distributing our credit insurance and warranty service contracts and geographic expansion. Because of this increase, ceded earned premiums increased $26.3 million, or 12.8%, for the year ended December 31, 2012. On average, we maintained a 64.5% overall cession rate of direct and assumed earned premium for the year ended December 31, 2012 compared with 64.1% in 2011.

Other Income
Other income for the year ended December 31, 2013 increased $0.5 million, or 173.6%, to $0.7 million from $0.3 million for the year ended December 31, 2012. Other income for the 2013 period includes $0.2 million of interest income from our premium financing program for South Bay, which began late in 2013.

Other income for the year ended December 31, 2012 increased $0.1 million, or 58.2%, to $0.3 million from $0.2 million for 2011.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the year ended December 31, 2013 increased $1.3 million, or 3.4% to $41.6 million, from $40.2 million for the year ended December 31, 2012.  Our net losses and loss adjustment expense ratio of 30.4% in 2013 was similar to prior periods. The increase in net losses and loss adjustment expenses was primarily driven by increased earned premiums. For the 2013 period, our direct and assumed losses increased by $4.4 million, or 5.1%, as compared with the same period in 2012. For the 2013 period, our ceded losses were higher by $3.0 million, or 6.6%, compared with the same period in 2012, partially offsetting the increase in direct and assumed losses. On average, we maintained a 54.2% and 53.5% overall cession rate of direct and assumed losses and loss adjustment expenses for the year ended December 31, 2013 and 2012, respectively.

Net losses and loss adjustment expenses for the year ended December 31, 2012 increased $2.3 million, or 6.0% to $40.2 million, from $37.9 million for the year ended December 31, 2011. Our net losses and loss adjustment expense ratio of 31.5% in 2012 was similar to prior periods. The increase in net losses and loss adjustment expenses was primarily driven by increased earned premiums and warranty claims. For the 2012 period, our direct and assumed losses increased by $4.6 million, or 5.6%, as compared with the same period in 2011. For the 2012 period, our ceded losses were higher by $2.3 million, or 5.2%, compared with the same period in 2011, partially offsetting the increase in direct and assumed losses. On average, we maintained a 53.5% and 53.6% overall cession rate of direct and assumed losses and loss adjustment expenses for the years ended December 31, 2012 and 2011, respectively.

Member Benefit Claims
Member benefit claims for the year ended December 31, 2013 increased $41.4 million, or 891.4%, to $46.0 million, from $4.6 million for the year ended December 31, 2012. The increase resulted principally from ProtectCELL’s cost of member benefits claims attributable to the cost of replacement devices and associated claims handling and fulfillment costs.

Member benefit claims for the year ended December 31, 2012 increased $0.2 million, or 5.3%, to $4.6 million, from $4.4 million for the year ended December 31, 2011. The increase for 2012, compared to 2011, resulted from higher than expected claims paid for one Auto Knight program that was terminated in 2012.

Commissions
Commissions for the year ended December 31, 2013 increased $25.9 million, or 20.1%, to $154.6 million, from $128.7 million for the year ended December 31, 2012. The increase in 2013 resulted primarily from $16.9 million and $0.4 million in commissions attributable to ProtectCELL and 4Warranty, respectively, and comparable period over period growth of $13.0 million from the revenue increases in credit insurance and warranty service contracts, while 2012 was higher due to the additional $3.9 million of commission expense resulting from the change in accounting estimate.

Commissions for the year ended December 31, 2012 increased $1.8 million, or 1.4%, to $128.7 million, from $126.9 million for the year ended December 31, 2011. The increase for 2012, compared to 2011, resulted from growth in net earned premiums and from the change in accounting estimate, which increased commissions for 2012 by $3.9 million.

Personnel Costs
Personnel costs for the year ended December 31, 2013 increased $11.0 million, or 38.7%, to $39.5 million from $28.5 million for the year ended December 31, 2012. The increase resulted principally from $9.8 million and $0.1 million from ProtectCELL and 4Warranty, respectively, and $1.2 million in non-recurring costs associated with the Plan, which were partially offset by the impact of the decrease in headcount associated with the Plan. Total employees of our continuing operations at December 31, 2013 were 494, compared to 397 at December 31, 2012 (which excludes the employees of ProtectCELL and 4Warranty). Stock-based compensation expense included in personnel costs totaled $0.7 million for the years ended December 31, 2013 and 2012, respectively.

Personnel costs for the year ended December 31, 2012 increased $2.5 million, or 9.4%, to $28.5 million from $26.0 million for the year ended December 31, 2011. The increase resulted primarily from $1.9 million for the 2011 PBG acquisition and the increased headcount across the business. In addition, the sale of CIRG in 2011 reduced personnel costs in 2012 by $0.3 million. Total employees of our continuing operations at December 31, 2012 increased to 397 (which excludes the employees of ProtectCELL and 4Warranty) compared to 355 at December 31, 2011. Stock-based compensation expense included in personnel costs totaled $0.7 million and $0.6 million for the year ended December 31, 2012 and 2011, respectively.

Other Operating Expenses
Other operating expenses for the year ended December 31, 2013 increased $10.9 million, or 44.9%, to $35.1 million from $24.2 million for the year ended December 31, 2012. These expenses increased primarily due to ProtectCELL and 4Warranty, which added $8.3 million and $0.6 million, respectively, while our specialty products and direct-to-consumer initiatives added $1.2 million.

Other operating expenses for the year ended December 31, 2012 increased $0.5 million, or 2.1%, to $24.2 million from $23.7 million for the year ended December 31, 2011. Other operating expenses declined by $2.6 million led by transaction costs and other one-time expenses decreasing $0.4 million and $1.4 million, respectively. These improvements were offset in part by the impact of a full year of other operating expenses from PBG, which we acquired during the final quarter in 2011. For 2012, PBG's other operating expenses were $2.1 million compared with other operating expenses of $0.3 million for 2011.

Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2013 increased $1.6 million or 48.3% to $4.9 million from $3.3 million for the year ended December 31, 2012. The increase for both periods compared to the same prior year periods was due to higher levels of depreciable and amortizable assets in service during 2013 compared to 2012, with $1.1 million of the increase attributable to internally developed software.

Depreciation and amortization expense for the year ended December 31, 2012 increased $0.6 million or 23.0% to $3.3 million from
$2.7 million for the year ended December 31, 2011, with the increase attributable to higher levels of depreciable and amortizable assets in service during 2012 compared to 2011.

Amortization of Intangibles
Amortization expense on intangibles for the year ended December 31, 2013 increased $2.8 million or 101.6% to $5.5 million from $2.7 million for the year ended December 31, 2012. The increase was primarily due to the 2012 acquisitions of ProtectCELL and 4Warranty, which increased amortization expense on intangibles by $2.4 million and $0.3 million, respectively.

Amortization expense on intangibles decreased $0.1 million or 2.7%, to $2.7 million for the year ended December 31, 2012 from $2.8 million for the year ended December 31, 2011. The decrease for 2012 was primarily attributable to certain intangibles becoming fully amortized.

Interest Expense
Interest expense for the year ended December 31, 2013 decreased $0.7 million, or 16.5%, to $3.6 million from $4.3 million for the year ended December 31, 2012 and was positively impacted by a lower interest rate on outstanding borrowings in 2013 compared to 2012. The decrease in rate was slightly offset by higher outstanding borrowings during 2013, resulting from additional borrowings associated with the acquisitions of ProtectCELL and 4Warranty, when compared to the 2012 outstanding borrowings. In addition, 2012 interest expense was higher due to a $0.7 million charge to interest expense for previously capitalized transaction costs associated with the termination of the SunTrust Bank, N.A. revolving credit facility in August 2012.

Interest expense for the year ended December 31, 2012 decreased $0.4 million, or 7.6%, to $4.3 million from $4.7 million for the year ended December 31, 2011 and was positively impacted by a lower interest rate on outstanding borrowings and our new credit facility with Wells Fargo Bank, N.A., which took effect on August 2, 2012. Interest expense in 2011 included the write-off of $0.3 million for capitalized issuance costs associated with the redemption of preferred stock. These decreases were partially offset by a $0.7 million charge to interest expense for previously capitalized transaction costs associated with the termination of the SunTrust Bank, N.A. revolving credit facility in August 2012.

Gain (Loss) on sale of subsidiary
In June 2013, we sold our 100% interest in Magna Insurance Company and realized a gain of $0.4 million.

On July 1, 2011, we sold our wholly-owned subsidiary, CIRG, for a sales price of $1.2 million, for cash and a $1.1 million secured note receivable. For the year ended December 31, 2011, we recorded a $0.5 million loss on the sale of CIRG.

Income Taxes
Income taxes for the year ended December 31, 2013 decreased $1.1 million, or 15.7%, to $5.7 million from $6.7 million for the year ended December 31, 2012, with the decrease primarily attributable to a lower level of pretax income. Our effective tax rate was 32.4% for the year ended December 31, 2013 compared to 34.1% for the same period in 2012 because of the rate impact of the ProtectCELL non-controlling interest.

Income taxes for the year ended December 31, 2012 increased $0.8 million, or 12.9%, to $6.7 million from $5.9 million for the year ended December 31, 2011, with the increase primarily attributable to a higher level of pretax income, and a beneficial tax true-up in 2011. Our effective tax rate was 34.1% for the year ended December 31, 2012 compared to 34.0% for the same period in 2011.

See the Note, "Income Taxes" in the Notes to Consolidated Financial Statements, included in ITEM 8 of this Form 10-K for additional information and a reconciliation of the items impacting our income taxes and our effective tax rate.

During 2012, we were under examination by the Internal Revenue Service ("IRS") for the 2010 and 2009 tax years. In February 2013, the IRS completed its field audit and in March 2013, we received notice from the IRS that the audit report has been fully approved. We have agreed to those findings and paid $57.0 thousand, which was expensed during the first quarter of 2013.

Divestitures - Discontinued Operations
On December 31, 2013, we completed the previously announced sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon and eReinsure, to AmWINS (the "Disposition"), pursuant to the terms of the Purchase Agreement, and recognized an $8.8 million gain on the sale of discontinued operations, net of tax, for the year ended December 31, 2013. As consideration for the Disposition, we received net cash proceeds of $81.8 million for the Disposition, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. We utilized the cash proceeds received on December 31, 2013 to pay off our existing credit facility with Wells Fargo Bank, N.A. As a result of the Disposition, we no longer operate in the businesses of wholesale insurance brokerage and selling or licensing of a computerized system or platform for the negotiation and/or placement of facultative reinsurance. Further, we have agreed not to compete with the Bliss and Glennon and eReinsure businesses for five years, and have agreed not to solicit former employees of the divested businesses. The following table provides the amounts related to discontinued operations in the Consolidated Statements of Income for the following periods:

(in thousands)	For the Years Ended December 31,
	2013	2012	2011
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$36,823	$35,306	$34,396
Net investment income	22	1	—
Other income	40	—	—
Total revenues	36,885	35,307	34,396
Expenses:
Personnel costs	20,251	20,173	18,526
Other operating expenses	5,778	6,121	7,401
Depreciation and amortization	615	658	415
Amortization of intangibles	1,929	2,211	2,133
Interest expense	2,318	2,290	2,951
Total expenses	30,891	31,453	31,426
Income from discontinued operations before income taxes	5,994	3,854	2,970
Income taxes - discontinued operations	2,448	1,579	1,193
Income from discontinued operations - net of tax	3,546	2,275	1,777
Gain on sale of discontinued operations:
Gain on sale of discontinued operations before income taxes	14,739	—	—
Income taxes - gain on sale of discontinued operations	5,895	—	—
Gain on sale of discontinued operations - net of tax	8,844	—	—
Discontinued operations - net of tax	$12,390	$2,275	$1,777

See the Notes, "Summary of Significant Accounting Policies - Discontinued Operations" and "Divestitures" in the Notes to Consolidated Financial Statements, included in ITEM 8 of this Form 10-K for additional information.

Presentation of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")
In this Form 10-K, we present EBITDA from continuing operations and Adjusted EBITDA from continuing operations. These financial measures as presented in this Form 10-K are considered Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. EBITDA as used in this Form 10-K is net income before interest expense, income taxes, net income attributable to non-controlling interests, depreciation and amortization. Adjusted EBITDA from continuing operations, as used in this Form 10-K means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Wells Fargo Bank, N.A., which in general terms means consolidated net income before non-controlling interests, consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense, relating to continuing operations. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense, and unusual or non-recurring charges and items that affect comparability of results. The calculation below does not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA from continuing operations reflected in this table. We believe presenting EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides investors with a supplemental financial measure of our operating performance.

In addition to the financial covenant requirements under our credit facility, management uses EBITDA from continuing operations and Adjusted EBITDA from continuing operations as financial measures of operating performance for planning purposes, which may include, but are not limited to, the preparation of budgets and projections, the determination of bonus compensation for executive officers, the analysis of the allocation of resources and the evaluation of the effectiveness of business strategies. Although we use EBITDA from continuing operations and Adjusted EBITDA from continuing operations as financial measures to assess the operating performance of our business, both measures have significant limitations as analytical tools because they exclude certain material expenses. For example, they do not include interest expense and the payment of income taxes, which are both a necessary element of our costs and operations. Since we use property and equipment to generate service revenues, depreciation expense is a necessary element of our costs. In addition, the omission of amortization expense associated with our intangible assets further limits the usefulness of this financial measure. Management believes the inclusion of the adjustments to EBITDA from continuing operations and Adjusted EBITDA from continuing operations are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. Because EBITDA from continuing operations and Adjusted EBITDA from continuing operations do not account for these expenses, its utility as a financial measure of our operating performance has material limitations. Due to these limitations, management does not view EBITDA from continuing operations and Adjusted EBITDA from continuing operations in isolation or as a primary financial performance measure.

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

The following table presents a reconciliation of income from continuing operations before non-controlling interests to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the following periods:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Income from continuing operations before non-controlling interests	$11,807	$12,962	$11,562
Depreciation	4,858	3,275	2,662
Amortization of intangibles	5,527	2,742	2,819
Interest expense	3,621	4,334	4,690
Income taxes	5,660	6,716	5,947
EBITDA from continuing operations	31,473	30,029	27,680
Transaction costs (1)	203	601	989
Corporate governance study	—	—	248
Restructuring expenses	1,299	—	—
Relocation expenses	—	—	207
Statutory audits	—	—	98
(Gain) loss on sale of subsidiary	(402)	—	477
Legal expenses	520	—	360
Stock-based compensation expense	1,228	954	747
Change in accounting estimate	—	(1,509)	—
Adjusted EBITDA from continuing operations	$34,321	$30,075	$30,806
(1) Represents transaction costs associated with acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flows from operations, ordinary and extraordinary dividend capacity from our subsidiary insurance companies, our credit facility and investments. When considering our liquidity, it is important to note that we hold cash in a fiduciary capacity as a result of premiums received from insured parties that have not yet been paid to insurance carriers. The fiduciary cash is recorded as an asset on our Consolidated Balance Sheets with a corresponding liability, net of our commissions, to insurance carriers.

Our primary cash requirements include the payment of operating expenses, interest and principal payments on debt, capital expenditures and acquisitions. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our facilities and equipment, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity.

Our primary sources of liquidity include our total investments, cash and cash equivalent balances, availability under our revolving credit facility and dividends and other distributions from our subsidiaries. At December 31, 2013, we had total available-for-sale and short-term investments of $138.8 million, which includes restricted investments of $16.5 million. In addition, we had cash and cash equivalents of $21.7 million and $86.7 million of available capacity on our credit facility. At December 31, 2012, we had total investments of $118.1 million, which included restricted investments of $17.9 million. In addition, we had cash and cash equivalents of $15.2 million and $34.3 million of available capacity on our revolving credit facility. Our total indebtedness was $38.3 million at

December 31, 2013 compared to $124.4 million at December 31, 2012. The decrease in our outstanding indebtedness was due to the utilization of the proceeds from the Disposition to pay off the full balance on the Wells Fargo Bank, N.A. credit facility.

On August 2, 2012, we terminated our existing $85.0 million revolving credit facility with SunTrust Bank, N.A. and entered into a new credit facility with Wells Fargo Bank, N.A., which is described in the sections below, "$75.0 Million Credit Facility" and "$85.0 Million Revolving Credit Facility."

We believe that our cash flows from operations and our availability under our revolving credit facility, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years. We intend to use a portion of our available cash flows to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. As we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under adverse market conditions or in the event of a default under our revolving credit facility, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing credit facility upon maturity in August 2017.

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

Our cash balance, including restricted cash, exceeding the FDIC standard insurance limit totaled $18.9 million at December 31, 2013. At December 31, 2012, our cash balances in money markets accounts, which were our only cash balances subject to limitation under TAG, exceeding the FDIC standard insurance limit totaled $8.2 million. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor the depository institutions at which our accounts are maintained, but cannot guarantee that access to our cash and cash equivalents will not be impacted by, or that we will not lose deposited funds exceeding the FDIC standard insurance limit due to, adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

Share Repurchase Plan
We have an active share repurchase plan, which allows us to purchase up to $15.0 million in total of our common stock to be purchased from time to time through open market or private transactions. For the year ended December 31, 2013, we repurchased 200,000 common shares with an average price of $6.79 per share and a total cost of $1.4 million compared to 508,080 common shares at an average price of $7.72 per share at a total cost of $3.9 million for same period in 2012. See ITEM 5 and the Note, "Share Repurchase Plan," of the Notes to Consolidated Financial Statements, included in this Form 10-K, for more information on the share repurchase plan.

Regulatory Requirements
Dividends Limitations
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

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Ordinary dividends	$2,383	$2,783	$6,956
Extraordinary dividends	—	—	830
Total dividends	$2,383	$2,783	$7,786

Please see ITEM 1, "Regulation of Our Products - Dividends Limitations," and the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions" in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K, for additional information.

$75.0 Million Credit Facility
On August 2, 2012, we entered into a five-year secured credit agreement (the "Credit Agreement"), which had an initial capacity of $125.0 million, with a syndicate of lenders, including Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement was comprised of a $50.0 million term loan facility (the "Term Loan Facility"), and a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. As required by the terms of the Credit Agreement, we used the proceeds from the Disposition to pay off the balances of both the Term Loan Facility and the Revolving Facility. Accordingly, the Term Loan Facility is no longer available for future borrowings, while the Revolving Facility remains available. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. For the benefit of the Administrative Agent and the lenders, the Credit Agreement contains certain customary representations and warranties, as well as financial covenants, which we are required to maintain as of the end of each fiscal quarter.

As of December 31, 2013, we were in compliance with the financial covenants contained in the Credit Agreement. Please see the Note, "Notes Payable" in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K, for additional information on the Credit Agreement's interest rate, terms and financial covenants.

$15.0 million Revolving Line of Credit - Synovus Bank
At December 31, 2013, South Bay had a $15.0 million line of credit agreement (the "Line of Credit") with Synovus Bank, entered into on October 2013, with a maturity date of April 2017. The Line of Credit bears interest at a rate of 300 basis points plus the 90 day LIBOR. The Line of Credit is used by South Bay for its premium financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables less an applicable reserve of $500,000. At December 31, 2013, the balance of premium financing receivables included in notes receivable, net on the Consolidated Balance Sheet, totaled $5.4 million, and the balance of the Line of Credit included in notes payable on the Consolidated Balance Sheet was $3.3 million.

$85.0 Million Revolving Credit Facility
In June 2010, we entered into a $35.0 million revolving credit facility with SunTrust Bank, N.A., which was set to mature in June 2013 (the "Facility"). Subsequent to June 2010, the Facility was increased to $85.0 million.

On August 2, 2012, we terminated the $85.0 million revolving credit facility with SunTrust Bank, N.A. and entered into a new credit facility with Wells Fargo Bank, N.A., which is discussed above. In connection with the termination of the SunTrust Bank, N.A. revolving credit facility, we recorded a charge of $0.7 million to interest expense during the year ended December 31, 2012 for previously capitalized transaction costs associated with this revolving credit facility.

Preferred Trust Securities
In connection with the Summit Partners Transactions, our subsidiary, LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due in 2037. The preferred trust securities accrued interest at a rate of 9.61% per annum until the June 2012 interest payment date, thereafter, interest accrues at a rate of 3-month LIBOR plus 4.10% for each interest rate period. We were not permitted to redeem the preferred trust securities until after the June 2012 interest payment date, and we may now redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest. Interest is payable quarterly.

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

At December 31, 2013, we have a single interest rate swap (the "Swap") designated as a cash flow hedge with Wells Fargo Bank, N.A., pursuant to which we swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float, and will expire in June 2017. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in included in ITEM 8 of this Form 10-K, for additional information.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall credit quality of the investment portfolio was rated AA- by Standard and Poor's Rating Service at December 31, 2013 and A+ at December 31, 2012, respectively.

Regulatory Requirements
Our investments must comply with applicable laws and regulations, which prescribe the kind, quality and concentration of investments we are permitted to make. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and other investments.

Investment Strategy
Our investment policy and strategy is reviewed and approved by the board of directors of each of our insurance company subsidiaries on a regular basis in order to review and consider investment activities, tactics and new investment opportunities. Our investment strategy seeks long-term returns through disciplined security selection, portfolio diversity and an integrated approach to risk management. We select and monitor investments to balance the goals of safety, stability, liquidity, growth and after-tax total return with the need to comply with regulatory investment requirements. Our investment portfolio is managed by a third-party provider of asset management services, which specializes in the insurance sector. Asset/liability management is accomplished by setting an asset target duration range that is influenced by the following factors: (i) the estimated reserve payout pattern, (ii) the inclusion of our tactical capital market views into the investment decision making process and (iii) our overall risk tolerance. We aim to achieve a relatively safe and stable income stream by maintaining a broad-based portfolio of investment grade fixed maturity securities. These holdings are supplemented by investments in additional asset types with the objective of further enhancing the portfolio's diversification and expected returns. These additional asset types include common and redeemable preferred stock. We manage our investment risks through consideration of duration of liabilities, diversification, credit limits, careful analytic review of each investment decision, and comprehensive risk assessments of the overall portfolio.

As of December 31, 2013, we held 161 individual fixed maturity and 11 individual equity securities in unrealized loss positions. We do not intend to sell the investments that are in an unrealized loss position at December 31, 2013 and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. As of December 31, 2013, based on our quarterly review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the analysis of the securities and our intent to hold the securities until recovery.

As of December 31, 2012, we held 29 individual fixed maturity and three individual equity securities in unrealized loss positions. We do not intend to sell the investments that are in an unrealized loss position at December 31, 2012 and it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances. At December 31, 2012, based on our quarterly review, we deemed that a single equity security was other than temporarily impaired and recorded an impairment charge of $16.0 thousand for the year ended December 31, 2012.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis using trend and variance analysis to project future cash needs, with adjustments made as needed. The table below shows our cash flows for the periods presented:

(in thousands)	Years Ended December 31,
Cash provided by (used in):	2013	2012	2011
Operating activities	$40,458	$31,988	$11,166
Investing activities	54,110	(59,291)	(45,795)
Financing activities	(88,096)	11,173	22,579
Net change in cash and cash equivalents	$6,472	$(16,130)	$(12,050)

Our Consolidated Statements of Cash Flows includes the cash flows from Bliss and Glennon and eReinsure. Our Consolidated Balance Sheets as of December 31, 2013 reflect Bliss and Glennon and eReinsure as discontinued operations.

Operating Activities
Net cash provided by operating activities was $40.5 million and $32.0 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in 2013, compared to 2012 was primarily attributable to a higher net income and an increase in accrued expenses, accounts payable and other liabilities, unearned premiums and deferred revenue, which was partially offset by increases in accounts and premiums receivable, net, other receivables, reinsurance receivables and the gain on discontinued operations.

Net cash provided by operating activities was $32.0 million and $11.2 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2012, compared to 2011, was primarily attributable to our net income and an increase in accrued expenses, accounts payable and other liabilities and unearned premiums, which was partially offset by increases in reinsurance receivables, accounts and premiums receivable, net, and other receivables.

Investing Activities
Net cash provided by investing activities was $54.1 million for the year ended December 31, 2013 compared to net cash used in investing activities of $59.3 million for the year ended December 31, 2012. The increase in net cash provided by investing activities in 2013, compared to net cash used in investing activities in 2012, was primarily attributable to the proceeds we received from the Disposition. In addition, 2013 had higher proceeds from maturities and sales of fixed maturity investments due to more investment sales in 2013 compared to 2012. Also contributing to cash provided by investing activities was the proceeds received on the related party note receivable. The cash provided by investing activities in 2013, was partially offset by an increase in funds used to purchase fixed maturity and equity securities and cash used to purchase RICC.

Net cash used in investing activities was $59.3 million and $45.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in net cash used in 2012 compared to 2011 was primarily due to a higher usage of cash for our investment portfolio activity. These uses of cash were partially offset by a lower usage of cash for our 2012 acquisitions compared to the amount of funds used for acquisitions in 2011.

Financing Activities
Net cash used in financing activities was $88.1 million for the year ended December 31, 2013 compared to net cash provided by financing activities of $11.2 million for the year ended December 31, 2012. The cash used in 2013 primarily reflected the use of $101.9 million to pay off our credit facility, with $81.8 million of those funds received from the Disposition and the use of $1.4 million to repurchase 200,000 shares of our common stock under our share repurchase plan. The cash used in financing activities for 2013 was partially offset by borrowings under our lines of credit of $15.8 million.

Net cash provided by financing activities was $11.2 million and $22.6 million for the years ended December 31, 2012 and December 31, 2011, respectively. The decline in cash provided by financing activities in 2012 reflected lower net borrowings under our lines of credit, which was partially offset by the use of $3.9 million to repurchase 508,080 shares of our common stock under our share repurchase plan. Payments and proceeds from our notes payables were also higher for the year ended December 31, 2012, compared to the same period in 2011, due to the payoff of our SunTrust Bank, N.A. revolving credit facility and the entry into the new Wells Fargo Bank, N.A. credit facility.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2013, are detailed in the table below by maturity date as of the periods indicated:

(in thousands)	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Notes payable (1)	$3,273	$3,273	$—	$—	$—
Preferred trust securities	35,000	—	—	—	35,000
Interest payable on total debt(2)	68,247	5,664	11,230	9,919	41,434
Operating leases	15,417	2,034	4,193	3,771	5,419
Capital leases (3)	134	134	—	—	—
Policyholder account balances	23,486	1,408	2,882	2,928	16,268
Unpaid claims (4)	34,732	29,147	5,363	214	8
Total	$180,289	$41,660	$23,668	$16,832	$98,129
(1) - For more information on our note(s) payable, please see the sections above titled "$75.0 Million Credit Facility" and "$15.0 Revolving Line of Credit - Synovus" in this MD&A and the Note, "Notes Payable" in the Notes to Consolidated Financial Statements included in ITEM 8 of his Form 10-K.
(2) - Interest payable on total debt is wholly attributable to the amount due on our preferred trust securities at December 31, 2013, since we did not have an outstanding balance on our Wells Fargo Bank, N.A., credit facility. In addition, we considered the amount of interest expense due on our revolving line of credit facility with Synovus Bank to be immaterial to the financial statements and accordingly, excluded that amount in the above table. Due to the impact of the interest rate swap on the preferred trust securities interest payable, we made certain assumptions regarding future interest rates, which are as follows:

a.
For interest payable on the preferred trust securities, we used the interest rate swap in effect of 7.57% until June 2017, subsequent to that date we utilized the contractual spread amount of 410 basis points plus the 3-month forward LIBOR curve rate.

(3) - Includes the interest portion of the capital lease payments.
(4) - Estimated. Net unpaid claims are: total $13,074; less than 1 year $10,972; 1-3 years $2,019; 4-5 years $80; and more than 5 years $3.

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

Increases or decreases in interest rates could also impact interest payable under our variable rate indebtedness. As of December 31, 2013, we had $3.3 million outstanding under our credit facilities at a weighted average interest rate of 3.24%. We have the ability to manage interest rate risk by entering into interest rate swap transactions to mitigate the impact of interest rate changes on our debt obligations. At December 31, 2013, we had a single interest rate swap designated as a cash flow hedge, which commenced in June 2012 and expires in June 2017. This transaction swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in ITEM 8 of this Form 10-K, for additional information.

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

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our business.

At December 31, 2013, approximately 79% of our $215.1 million in reinsurance receivables, compared to 73%, or $204.0 million, at December 31, 2012, were protected from credit risk by various types of risk mitigation mechanisms such as collateral trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent on the ability of the reinsurer to satisfy claims. Occasionally, the creditworthiness of the reinsurer may become questionable. The majority of our reinsurance exposure not protected by the risk mitigation mechanisms discussed above has been ceded to authorized reinsurance companies rated A- or better by A.M. Best.

Concentration Risk
Concentration risk is the risk that may result from a lack of diversification due to a concentrated exposure to a small number of clients, limited market penetration or reduced geographic coverage.

Our main concentration risk comes in the form of channel distribution risk since almost half of our products are sold through consumer finance distribution channels. Our risk mitigation strategy is to continue to increase the volume of business through other distribution channels.

Inflation Risk
Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when either invested assets or liabilities, but not both are indexed to inflation. Inflation did not have a material impact on our results of operations, financial condition or cash flows in the periods presented in our Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fortegra Financial Corporation

We have audited the accompanying consolidated balance sheet of Fortegra Financial Corporation and subsidiaries as of December 31, 2013, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule of Fortegra Financial Corporation and subsidiaries listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of Fortegra Financial Corporation and subsidiaries as of December 31, 2012, and for the two years then ended were audited by other auditors and whose report, dated March 29, 2013 (except for Note 9, as to which is dated March 14, 2014), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortegra Financial Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortegra Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of Fortgera Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Jacksonville, Florida
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Fortegra Financial Corporation

We have audited the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 of Fortegra Financial Corporation (“the Company”). Our audit also included the financial statement schedules as of December 31, 2012 and for the year ended December 31, 2012 and 2011 listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortegra Financial Corporation as of December 31, 2012 and the consolidated results of its operations and cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Also, in our opinion, the related financial statement schedules for the year ended December 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole; present fairly in all material respects the information set forth therein.

/s/ Johnson Lambert LLP

Jacksonville, Florida
March 29, 2013 (except for Note 9, as to which is dated March 14, 2014)

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands, Except Share and Per Share Amounts)

	At December 31,
	2013	2012
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $133,288 at December 31, 2013 and $107,095 at December 31, 2012)	$131,751	$110,641
Equity securities available-for-sale, at fair value (cost of $7,081 at December 31, 2013 and $6,082 at December 31, 2012)	6,198	6,220
Short-term investments	871	1,222
Total investments	138,820	118,083
Cash and cash equivalents	21,681	15,209
Restricted cash	17,293	31,142
Accrued investment income	1,175	1,235
Notes receivable, net	11,920	11,290
Accounts and premiums receivable, net	18,702	27,302
Other receivables	33,409	13,393
Reinsurance receivables	215,084	203,988
Deferred acquisition costs	78,042	59,320
Property and equipment, net	14,332	17,900
Goodwill	73,701	127,679
Other intangible assets, net	49,173	70,310
Income taxes receivable	—	2,919
Other assets	6,307	7,667
Assets of discontinued operations	791	—
Total assets	$680,430	$707,437

Liabilities:
Unpaid claims	$34,732	$33,007
Unearned premiums	256,380	235,900
Policyholder account balances	23,486	26,023
Accrued expenses, accounts payable and other liabilities	53,035	58,660
Income taxes payable	2,842	—
Deferred revenue	76,927	55,043
Notes payable	3,273	89,438
Preferred trust securities	35,000	35,000
Deferred income taxes, net	19,659	28,651
Liabilities of discontinued operations	8,603	—
Total liabilities	513,937	561,722
Commitments and Contingencies (Note 25)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 20,912,853 and 20,710,370 shares issued at December 31, 2013 and 2012, respectively, including shares in treasury	209	207
Treasury stock, at cost; 1,224,182 shares and 1,024,212 shares at December 31, 2013 and 2012, respectively	(8,014)	(6,651)
Additional paid-in capital	99,398	97,641
Accumulated other comprehensive loss, net of tax	(3,665)	(631)
Retained earnings	72,532	49,817
Stockholders' equity before non-controlling interests	160,460	140,383
Non-controlling interests	6,033	5,332
Total stockholders' equity	166,493	145,715
Total liabilities and stockholders' equity	$680,430	$707,437

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands, Except Share and Per Share Amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Service and administrative fees	$172,427	$90,550	$94,464
Ceding commissions	32,824	34,825	29,495
Net investment income	3,050	3,067	3,368
Net realized investment gains	2,043	3	4,193
Net earned premium	136,787	127,625	115,503
Other income	736	269	170
Total revenues	347,867	256,339	247,193

Expenses:
Net losses and loss adjustment expenses	41,567	40,219	37,949
Member benefit claims	46,019	4,642	4,409
Commissions	154,606	128,741	126,918
Personnel costs	39,487	28,475	26,021
Other operating expenses	35,117	24,233	23,739
Depreciation and amortization	4,858	3,275	2,662
Amortization of intangibles	5,527	2,742	2,819
Interest expense	3,621	4,334	4,690
(Gain) Loss on sale of subsidiary	(402)	—	477
Total expenses	330,400	236,661	229,684
Income from continuing operations before income taxes	17,467	19,678	17,509
Income taxes - continuing operations	5,660	6,716	5,947
Income from continuing operations before non-controlling interests	11,807	12,962	11,562
Discontinued operations:
Income from discontinued operations - net of tax	3,546	2,275	1,777
Gain on sale of discontinued operations - net of tax	8,844	—	—
Discontinued operations - net of tax	12,390	2,275	1,777
Net income before non-controlling interests	24,197	15,237	13,339
Less: net income (loss) attributable to non-controlling interests	1,482	72	(170)
Net income attributable to Fortegra Financial Corporation	$22,715	$15,165	$13,509

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.53	$0.65	$0.57
Discontinued operations - net of tax	0.64	0.12	0.09
Net income attributable to Fortegra Financial Corporation	$1.17	$0.77	$0.66

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.50	$0.63	$0.55
Discontinued operations - net of tax	0.61	0.11	0.09
Net income attributable to Fortegra Financial Corporation	$1.11	$0.74	$0.64

Weighted average common shares outstanding:
Basic	19,477,802	19,655,492	20,352,027
Diluted	20,482,652	20,600,362	21,265,801

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income attributable to Fortegra Financial Corporation	$22,715	$15,165	$13,509

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(4,061)	2,473	1,568
Related tax benefit (expense)	1,421	(865)	(550)
Reclassification of (gains) included in net income	(2,043)	(3)	(4,193)
Related tax expense	715	1	1,468
Unrealized (losses) gains on available-for-sale securities, net of tax	(3,968)	1,606	(1,707)

Interest rate swap:
Unrealized gain (loss) on interest rate swap	277	(1,007)	(3,601)
Related tax (expense) benefit	(97)	352	1,260
Reclassification of losses included in net income	1,132	270	—
Related tax benefit	(396)	(94)	—
Unrealized gain (loss) on interest rate swap, net of tax	916	(479)	(2,341)
Other comprehensive (loss) income before non-controlling interests, net of tax	(3,052)	1,127	(4,048)
Less: comprehensive (loss) income attributable to non-controlling interests	(18)	4	(1)
Other comprehensive (loss) income	(3,034)	1,123	(4,047)
Comprehensive income attributable to Fortegra Financial Corporation	$19,681	$16,288	$9,462

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(All Amounts in Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2010	20,256,735	$203	(44,578)	$(176)	$95,556	$2,293	$21,143	$682	$119,701
Net income (loss)	—	—	—	—	—	—	13,509	(170)	13,339
Other comprehensive loss	—	—	—	—	—	(4,047)	—	(1)	(4,048)
Stock-based compensation	—	—	—	—	763	—	—	—	763
Shares issued for the Employee Stock Purchase Plan	10,167	—	—	—	58	—	—	—	58
Treasury stock purchased	—	—	(471,554)	(2,552)	—	—	—	—	(2,552)
Options exercised, net of forfeitures	294,426	3	—	—	648	—	—	—	651
Initial public offering costs	—	—	—	—	(826)	—	—	—	(826)
Balance, December 31, 2011	20,561,328	$206	(516,132)	$(2,728)	$96,199	$(1,754)	$34,652	$511	$127,086
Net income	—	—	—	—	—	—	15,165	72	15,237
Other comprehensive income	—	—	—	—	—	1,123	—	4	1,127
Stock-based compensation	87,011	1	—	—	1,043	—	—	—	1,044
Direct stock awards to employees	6,020	—	—	—	49	—	—		49
Shares issued for the Employee Stock Purchase Plan	53,511	—	—	—	330				330
Treasury stock purchased	—	—	(508,080)	(3,923)	—	—	—	—	(3,923)
Options exercised, net of forfeitures	2,500	—	—	—	20	—	—	—	20
Non-controlling interest attributable to ProtectCELL acquisition	—	—	—	—	—	—	—	4,745	4,745
Balance, December 31, 2012	20,710,370	$207	(1,024,212)	$(6,651)	$97,641	$(631)	$49,817	$5,332	$145,715
Net income	—	—	—	—	—	—	22,715	1,482	24,197
Other comprehensive loss	—	—	—	—	—	(3,034)	—	(18)	(3,052)
Dividends paid to non-controlling interests	—	—	—	—	—	—	—	(43)	(43)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(720)	(720)
Stock-based compensation	130,784	1	—	—	1,329	—	—	—	1,330
Direct stock awards to employees	4,113	—	—	—	31	—	—	—	31
Shares issued for the Employee Stock Purchase Plan	61,336	1	—	—	357	—	—	—	358
Treasury stock purchased, net of issuances	—	—	(199,970)	(1,363)	(9)	—	—	—	(1,372)
Options exercised, net of forfeitures	6,250	—	—	—	49	—	—	—	49
Balance, December 31, 2013	20,912,853	$209	(1,224,182)	$(8,014)	$99,398	$(3,665)	$72,532	$6,033	$166,493

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$22,715	$15,165	$13,509
Adjustments to reconcile net income to net cash flows provided by operating activities:
Change in deferred acquisition costs	(18,722)	(3,692)	3,908
Depreciation and amortization	12,930	8,886	8,029
Deferred income tax (benefit) expense - continuing operations	(2,318)	2,444	1,150
Deferred income tax expense - discontinued operations	428	1,808	571
Net realized investment gains	(2,043)	(3)	(4,193)
Gain on sale of discontinued operations, net of tax	(8,844)	—	—
(Gain) loss on sale of subsidiary	(402)	—	477
Stock-based compensation expense	1,330	1,044	763
Direct stock awards to employees	31	49	—
Amortization of premiums and accretion of discounts on investments	1,496	1,283	609
Non-controlling interests	1,482	72	(170)
Change in allowance for doubtful accounts	(46)	(90)	(31)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	78	(306)	(16)
Accounts and premiums receivable, net	(8,338)	(4,933)	(898)
Other receivables	(19,997)	(4,139)	(1,769)
Reinsurance receivables	(10,896)	(9,248)	(5,181)
Income taxes receivable	2,874	(3,628)	818
Other assets	1,203	865	(389)
Unpaid claims	1,525	248	(315)
Unearned premiums	20,480	7,971	14,373
Policyholder account balances	(2,537)	(2,017)	(45)
Accrued expenses, accounts payable and other liabilities	22,758	20,190	(14,909)
Income taxes payable	2,802	(1,344)	1,344
Deferred revenue	22,469	1,363	(6,469)
Net cash flows provided by operating activities	40,458	31,988	11,166
Investing activities
Proceeds from maturities, calls and prepayments of available-for-sale investments	10,297	11,138	9,691
Proceeds from sales of available-for-sale investments	54,663	8,364	62,300
Net change in short-term investments	351	100	100
Purchases of available-for-sale investments	(90,849)	(40,445)	(62,147)
Purchases of property and equipment	(3,268)	(5,830)	(6,280)
Net paid for acquisitions of subsidiaries, net of cash received	(3,112)	(21,820)	(49,873)
Sale of subsidiaries, net of cash received (paid)	83,975	—	(153)
Net issuance of notes receivable	(6,765)	(1,346)	(975)
Net proceeds from related party note receivable	6,135	—	—
Change in restricted cash, net of restricted cash received (paid) from acquisitions and divestitures	2,683	(9,452)	1,542
Net cash flows provided by (used in) investing activities	54,110	(59,291)	(45,795)
Financing activities
Payments on notes payable	(101,938)	(130,450)	(74,263)
Proceeds from notes payable	15,773	146,888	110,550
Capitalized closing costs for notes payable	(202)	(1,692)	—
Payments for initial public offering costs	—	—	(826)
Payments on redeemable preferred stock	—	—	(11,040)
Net proceeds from exercise of stock options	49	20	607
Excess tax benefits from stock-based compensation	—	—	45
Purchase of treasury stock	(1,372)	(3,923)	(2,552)
Net proceeds received from stock issued in the Employee Stock Purchase Plan	357	330	58
Distributions to non-controlling interest partners	(720)	—	—
Dividends paid to non-controlling interests	(43)	—	—
Net cash flows (used in) provided by financing activities	(88,096)	11,173	22,579
Net increase (decrease) in cash and cash equivalents	6,472	(16,130)	(12,050)
Cash and cash equivalents, beginning of period	15,209	31,339	43,389
Cash and cash equivalents, end of period	$21,681	$15,209	$31,339

Supplemental disclosures of cash payments for:
Interest	$5,493	$5,292	$6,184
Income taxes	3,877	8,684	3,451
Non-cash investing activities
Non-cash consideration received from the sale of subsidiary	$—	$—	$1,143

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (references in this Form 10-K to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries), traded on the New York Stock Exchange under the symbol: FRF, is an insurance services company headquartered in Jacksonville, Florida. Fortegra offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services, to our business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. Most of the Company's business is generated through networks of small to mid-sized community and regional banks, small loan companies, independent wireless retailers and automobile dealerships. The Company's subsidiaries (100% direct or indirect ownership, unless otherwise noted below) at December 31, 2013, are as follows:

•	4Warranty Corporation ("4Warranty")

•	Auto Knight Motor Club, Inc. ("Auto Knight")

•	Continental Car Club, Inc. ("Continental")

•	CRC Reassurance Company, Ltd. ("CRC") *

•	Digital Leash, LLC, d/b/a ProtectCELL ("ProtectCELL"), 62.4% owned

•	Insurance Company of the South ("ICOTS") *

•	Life of the South Insurance Company ("LOTS") * and its subsidiary, Bankers Life of Louisiana ("Bankers Life") *

•	LOTS Intermediate Co. ("LOTS IM")

•	LOTS Reassurance Company ("LOTS RE") *

•	LOTSolutions, Inc.

•	Lyndon Southern Insurance Company ("Lyndon Southern") *

•	Pacific Benefits Group Northwest, LLC ("PBG")

•	Response Indemnity Company of California ("RICC") *

•	South Bay Acceptance Corporation ("South Bay")

•	South Bay Financial Services, LLC ("SBFS")

•	Southern Financial Life Insurance Company ("SFLAC"), 85.0% owned *

•	United Motor Club of America, Inc. ("United")

* = Insurance company subsidiary

1. Basis of Presentation

These Consolidated Financial Statements reflect the consolidated financial statements of Fortegra Financial Corporation and its subsidiaries. The accompanying Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") and the Accounting Standards Codification ("ASC").

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

Non-Controlling Interests
The third-party ownership of the common stock of SFLAC and of the ownership interests of ProtectCELL, which is treated as a partnership for income tax purposes, have been reflected as non-controlling interests on the Consolidated Balance Sheets. The following table shows the amount outstanding and the percentage of non-controlling interest by entity:

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
ProtectCELL	$5,471	37.6%	$4,745	37.6%	$—	—%
SFLAC	562	15.0%	587	15.0%	511	15.0%
Total non-controlling interests	$6,033		$5,332		$511

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Income (loss) attributable to these non-controlling interests has been reflected on the Consolidated Statements of Income as net income (loss) attributable to non-controlling interests and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interests.

Certain changes to the Consolidated Balance Sheet amounts for December 31, 2012 have been made in accordance with accounting for business combinations, to reflect the retrospective final valuation adjustments made to the fair values of acquired net assets and the non-controlling interests of ProtectCELL. Please see the Note, "Business Acquisitions," for more information on the final valuation adjustments.

Reportable Segment
The Company reports operating results and financial data in one operating and one reportable segment, Protection Products and Services. Prior to the fourth quarter of 2013, the Company operated in three business segments: (i) Payment Protection, (ii) Business Process Outsourcing and (iii) Brokerage. In connection with the Company's decision to dispose of Bliss and Glennon, Inc. ("Bliss and Glennon") and eReinsure.com, Inc. ("eReinsure") in the fourth quarter of 2013, the Company realigned its reporting structure, to manage its business as a single profit center. Accordingly, we now have one reportable segment. This change is consistent with the Chief Operating Decision Maker's approach to managing the business and related resources. The Company has determined that it's Chief Executive Officer is the Chief Operating Decision Maker. The financial results of the Company's single segment are equal to the net income from continuing operations reported in the Consolidated Statements of Income for all periods presented.

Discontinued Operations
The results of operations of a business of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if: 1) the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and 2) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company presents the operations of business(es) that meet the criteria for reporting as discontinued operations, and retrospectively reclassifies operating results for all prior periods presented.

On December 31, 2013, the Company completed the sale of its 100% ownership of Bliss and Glennon and eReinsure, and recognized a gain related to the sale of these businesses in the line "Gain on sale of discontinued operations - net of tax" in the Consolidated Statements of Income for the year ended December 31, 2013. The operating results of these businesses are reported in the line "Income from discontinued operations - net of tax" in the Consolidated Statements of Income for all periods presented. In accordance with accounting guidance, the Company has elected to not separately disclose the cash flows related to the Bliss and Glennon and eReinsure discontinued operations.

In addition, certain assets and liabilities associated with the disposition of Bliss and Glennon and eReinsure that are still subject to final settlement have been reclassified into the line items "Assets of discontinued operations" and "Liabilities of discontinued operations," in the Consolidated Balance Sheet at December 31, 2013. See the Note, "Divestitures," for more information on discontinued operations.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and other items of comprehensive income. These other items are generally comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap, net of the related tax effects.

Use of Estimates
Preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Revision of Previously Issued Consolidated Financial Statements
Certain items in prior consolidated financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

During 2011 and 2012, the Company had increased the volume of business related to these product types, thereby increasing the volume of policy and claims data specific to those product types. During the three months ended September 30, 2012, the Company determined it had accumulated a sufficient volume of policy and claims data to be able to perform an actuarial analysis in order to determine the preferable estimation approach. As a result of the analysis of the additional data, the Company gained better insight into its product loss patterns, resulting in improved judgment and estimation to more accurately calculate the unearned premium reserves and the associated recognition of income. Upon completion of the analysis, Management determined that the Rule of 78's applied on a daily basis provides a more accurate representation of historical loss patterns and the recognition of the related income for these products; as such, the estimation method was changed. The change in approach has been accounted for as a change in accounting estimate that is effected by a change in accounting principle and is justifiable in that it is the preferable approach for income recognition based on the Company's actuarial study.  This change in accounting estimate was applied prospectively. Summarized below is the effect of the change in accounting estimate on the Consolidated Statement of Income for the following period:

For the Nine Months Ended
September 30, 2012
Revenues:
Net earned premium	$1,845
Ceding commissions	2,135
Net increase to total revenues from the change in accounting estimate	3,980
Expenses:
Commissions	2,739
Other operating expenses	(268)
Net increase to total expenses from the change in accounting estimate	2,471
Net increase to income before income taxes from the change in accounting estimate	1,509
Income taxes	533
Net increase to net income from the change in accounting estimate	$976

Increase to earnings per share from the change in accounting estimate:
Basic	$0.05
Diluted	$0.05

Subsequent Events
The Company reviewed all material events subsequent to December 31, 2013 that occurred up to the date the Company's Consolidated Financial Statements were issued to determine whether any event required recognition or disclosure in these Consolidated Financial Statements and/or disclosure in the notes thereto. For more information, please see the Note, "Subsequent Events."

Fair Value
Fair value is defined in the ASC as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC established a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash: The estimated fair value of cash and cash equivalents and restricted cash approximates their carrying value.

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

Revenue Recognition
The Company's revenues are primarily derived from service and administrative fees, ceding commissions, net investment income and net earned premium.

Service and Administrative Fees
The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.

 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2013, 2012 and 2011, the Company has not incurred a loss with respect to a specific significant service fee contract.

Administrative Fees. Administrative fee revenue includes the administration of credit insurance, debt cancellation programs, motor club programs, and warranty programs. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Net Investment Income
The Company earns net investment income from interest and dividends received from the investment portfolio, less portfolio management expenses and interest earned on cash accounts and notes receivable. Investment income also includes any amortization of premiums and accretion of discounts on securities acquired at other than par value.

Net Earned Premium
Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of payment protection insurance policies by the Company's distributors and premiums written for payment protection insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company's reinsurers, including producer owned reinsurance companies ("PORCs"), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses include actual claims paid and the change in unpaid claim reserves, net of amounts ceded. Incurred claims are impacted by loss frequency, which is the measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

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

In arriving at the unpaid claims reserves, the Company conducts an actuarial analysis on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance. Anticipated future loss development patterns form a key assumption underlying these analyses. Our claims are generally reported and settled quickly, resulting in consistent historical loss development patterns. From the anticipated loss development patterns, a variety of actuarial loss projection techniques are employed, such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method.

The unpaid claims reserves represent the Company's best estimates, generally involving actuarial projections at a given time. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. The Company periodically reviews and updates its methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. The Company has not made any changes to its methodologies for determining unpaid claims reserves in the periods presented.

Member Benefit Claims
Member benefit claims represent claims paid on behalf of contract holders directly to third party providers for roadside assistance and for the repair or replacement of covered products.  Claims can also be paid directly to contract holders as a reimbursement payment, provided supporting documentation of loss is submitted to the Company.  Claims are recognized as expense when incurred.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

•	the Company's intent and ability to hold the investment for a sufficient period to allow for any anticipated recovery in fair value;

•
evidence supporting that the decline is not other-than-temporary. Supporting evidence could include a recovery in the investment's fair value subsequent to the date of the statement of financial position, a return of the investee to profitability and the investee's improved financial performance and future prospects (such as earnings trends or recent dividend payments), or the improvement of financial condition and prospects for the investee's geographic region and industry;

•
issuer-specific considerations, including an event of missed or late payment or default, adverse changes in key financial ratios, an increase in nonperforming loans, a decline in earnings substantially below that of the investee's peers, downgrading of the investee's debt rating or suspension of trading in the security;

•
the occurrence of a significant economic event that may affect the industry in which an issuer participates, including a change that might adversely impact the investee's ability to achieve profitability in its operations; and

•
with regards to commercial mortgage-backed securities ("CMBS"), the Company also evaluates key assumptions such as breakeven constant default rates and credit enhancement levels. The breakeven constant default rate indicates the percentage of the pool's outstanding loans that must default each and every year with 40 percent loss severity (i.e., a recovery rate of 60 percent) for a CMBS class/tranche to experience its first dollar of principal loss. Credit enhancements indicate how much protection, or "cushion," there is to absorb losses in a particular deal before an actual loss would impact a specific security.

When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary or management intends to sell or is required to sell the investment prior to the recovery of cost, the investment is written down to its estimated fair value with the impairment loss charged to earnings and included in net realized gains (losses) in the Consolidated Statements of Income. OTTI losses on equity securities and losses related to the credit component of the impairment on fixed maturity securities are recorded in the Consolidated Statements of Income as realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. Losses relating to the non-credit component of OTTI losses on fixed maturity securities are recorded in accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the fair value determination and the timing of loss realization.

Short-term Investments
Short-term investments consist of certificates of deposit issued by federally insured depository institutions and normally have maturities of less than one year. At various times throughout the year, the Company may have certificates of deposit with financial institutions that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit amount of $250,000. The Company did not have any certificates of deposit at December 31, 2013 and 2012, respectively, which exceeded the FDIC insurance limit of $250,000. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments, with original maturities of three months or less when purchased. At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions. The Company had approximately $18.9 million and $8.2 million of cash in interest bearing money market accounts at December 31, 2013 and 2012, respectively, which exceeded the FDIC insurance limit of $250,000.

Restricted Cash
Restricted cash primarily represents unremitted premiums received from agents, unremitted claims received from insurers, fiduciary cash for reinsurers and pledged assets for the protection of policy holders in various state jurisdictions. Restricted cash is generally required to be kept in certain bank accounts subject to guidelines, which emphasize capital preservation and liquidity; pursuant to the laws of certain states in which the Company's subsidiaries operate and applicable contractual obligations, such funds are not available to service the Company's debt or for other general corporate purposes. The Company is entitled to retain investment income earned on these fiduciary funds. At December 31, 2013 and 2012, none of the Company's restricted cash was held in interest bearing money market accounts subject to the FDIC insurance limit of $250,000.

Accounts and Premiums Receivable, Net
Accounts and premiums receivable are presented net of the allowance for doubtful accounts and consist primarily of advance commissions and agents' balances in course of collection and billed but not collected policy premiums. For policy premiums that have been billed but not collected, the Company records a receivable on its balance sheet for the full amount of the premium billed, with a corresponding liability, net of its commission, to insurance carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers. The Company maintains an allowance for doubtful accounts based on an estimate of uncollectible accounts. The allowance for doubtful accounts totaled $0.5 million and $0.5 million at December 31, 2013 and 2012, respectively,

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Other Receivables
Other receivables primarily represent amounts due to the Company from its business partners for retrospective commissions net of allowance and for motor club membership fees.

Reinsurance Receivables
The Company has various reinsurance agreements in place whereby the amount of risk in excess of the Company's retention goals is reinsured by unrelated domestic and foreign insurance companies. The Company remains liable to policyholders in the event that the assuming companies are unable to meet their obligations. Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. Reinsurance receivables are based upon estimates and are reported on the Consolidated Balance Sheets separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Management continually monitors the financial condition and agency ratings of the Company's reinsurers and believes that the reinsurance receivables accrued are collectible. Balances recoverable from reinsurers and amounts ceded to reinsurers relating to the unexpired portion of reinsured policies are presented as assets. Experience refunds from reinsurers are recognized based on the underwriting experience of the underlying contracts.

Deferred Acquisition Costs
Deferred Acquisition Costs - Insurance Related
The Company defers certain costs of acquiring new and renewal business. These costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned. The following table shows the amortization of deferred acquisition costs for the Company's insurance contracts:

	For the Years Ended December 31,
	2013	2012	2011
Total amortization of deferred acquisition costs - insurance related	$67,629	$61,042	$55,958

The Company evaluates whether deferred acquisition costs-insurance related are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ending December 31, 2013, 2012 and 2011.

Deferred Acquisition Costs - Non-insurance Related
The Company defers certain costs of acquiring new and renewal business related to non-insurance subsidiary transactions. These costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned. The following table shows the amortization of deferred acquisition costs for the Company's non-insurance products:

	For the Years Ended December 31,
	2013	2012	2011
Total amortization of deferred acquisition costs - non-insurance related	$64,009	$52,539	$57,358

The Company evaluates whether deferred acquisition costs - non-insurance related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ending December 31, 2013, 2012 and 2011.

Inventory
Inventory, which is included in other assets as a result of the 2012 acquisition of ProtectCELL, consists of mobile electronic devices and totaled $2.1 million and $1.4 million at December 31, 2013 and 2012, respectively. All inventoried handsets are recorded at actual cost, using the specific identification method, with the exception of repaired devices received from a single supplier relationship, which are recorded using an average cost method. Damaged or obsolete inventory is adjusted out of inventory on a monthly basis and recorded as an expense for the period. Mobile electronic devices that are either obsolete or beyond economical repair are used for parts in refurbishing other devices, or disposed of.  Devices that are refurbished are recorded into inventory at their repair costs.

Property and Equipment
Property and equipment is carried at cost, net of accumulated depreciation and amortization. Gains and losses on sales and disposals of property and equipment are based on the net book value of the related asset at the disposal date using the specific identification method with the corresponding gain or loss recorded to operations when incurred. Maintenance and repairs, which do not materially extend asset useful life and minor replacements, are charged to earnings when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets with three years for computers and five years for furniture,

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

fixtures and equipment. Leasehold improvements are depreciated over the remaining life of the lease.

Leases
The Company leases certain equipment under a single capital lease. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets under the capital lease are depreciated over the lesser of the remaining life of the lease or their estimated productive lives.

The Company also leases certain office space and equipment under operating leases. The Company evaluates its operating leases for the impact of rent escalation clauses, renewal options, lease incentives and rent abatements. Rent escalation clauses, renewal options and lease incentives are considered in determining total rent expense to be recognized during the term of the lease, which begins on the date the Company takes control of the leased space. Rent expense related to lease agreements that contain escalation clauses are recorded on a straight-line basis. Renewal options are considered by evaluating the overall term of the lease. In the event that the Company terminates a lease prior to the expiration, the agreed upon lease termination penalty is charged to expense with a corresponding liability recorded on the Consolidated Balance Sheets. The liability is adjusted for changes, if any, resulting from revisions to the termination amount after the cease-use date.

Internally Developed Software
The Company capitalizes internally developed software costs on a project-by-project basis. Software development costs are carried at unamortized cost and are amortized using the straight-line method over the estimated useful life of the software, typically five years. Amortization begins when the software is ready for its intended use.

Business Combinations and Purchase Price Adjustments
Business Combinations
Business combinations are accounted for using the purchase method with the related net assets and results of operations being included in the Company’s Consolidated Financial Statements as of the respective acquisition date(s).

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

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a non-controlling interest. The non-controlling interest is initially established at a preliminary estimate of fair value, which may be adjusted during the measurement period based upon the results of a valuation study applicable to the business combination. See "Purchase Price Adjustments" below for more information on measurement period adjustments.

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

Goodwill
Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired in a business combination, and is carried as an asset on the Consolidated Balance Sheets. Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter, or more frequently if certain indicators arise.

The Company's goodwill impairment analysis typically involves an assessment of qualitative factors to determine whether it is more likely than not that fair value of our reporting unit is less than the recorded book value. If it is more likely than not, management must perform a quantitative test to determine fair value. If that fair value is less than the book value of the reporting unit, an impairment charge is recorded equal to the excess of the carrying amount of goodwill over its implied fair value. At its discretion, management may opt to bypass the qualitative analysis and perform the quantitative test.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The goodwill impairment review is highly judgmental and may involve the use of significant estimates and assumptions impacting the amount of any impairment charge recorded. The estimates and assumptions may have a significant impact on the amount of any impairment charge recorded.
Because the Company changed to one reporting segment in 2013, management bypassed the qualitative analysis, and determined fair value using market based methods including the use of market capitalization plus a control premium. Management assessed goodwill as of December 31, 2013 and 2012, respectively.

Other Intangible Assets
The Company has acquired significant other intangible assets through business acquisitions. The Company's other intangible assets consist indefinite-lived trademarks and licenses, and of finite-lived intangibles, including customer related and contract based assets representing primarily client lists and non-compete arrangements and acquired software. Finite-lived intangible assets are amortized over periods ranging from 0.3 years to 15 years. Certain trademarks are not amortized since these assets have been determined to have indefinite useful lives. The costs to periodically renew other intangible assets are expensed as incurred.

Indefinite-lived intangible assets are tested for impairment at least annually, or whenever events or circumstances indicate that their carrying amount may not be recoverable using an analysis of expected future cash flows. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future undiscounted cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Management assessed other intangible assets as of December 31, 2013, 2012 and 2011 and determined that no impairment existed as of those dates.

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

Unearned Premiums
Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2013 and 2012, no deficiency reserve was recorded.

Policyholder Account Balances
Policyholder account balances relate to investment-type individual annuity contracts in the accumulation phase. Policyholder account balances are carried at accumulated account values, which consist of deposits received, plus interest credited, less withdrawals and assessments. Minimum guaranteed interest credited to these contracts ranges from 3.0% to 4.0%.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Commissions
Commissions are paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection, and warranty service contracts, and are generally deferred and expensed in proportion to the earning of related revenue. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company's administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation on a monthly basis for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable, net of allowance, for amounts due from such producer for instances where the net result of the retrospective commission calculation is negative.

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

Deferred Revenues
Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2013 and 2012, no deficiency reserve was recorded.

Derivative Financial Instruments
Cash Flow Hedge
The Company uses interest rate swaps as part of its risk management strategy to manage interest rate risk and cash flow risk that may arise in connection with the variable interest rate provision of the Company's preferred trust securities. The Company's derivative financial instruments are carried at fair value on the balance sheet.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company accounts for penalties and interest related to uncertain tax positions as part of its provision for federal and state income taxes.

Stock-Based Compensation
Stock Options and Restricted Stock Awards
The Company has time-based stock options outstanding under its 2005 Equity Incentive Plan (the "2005 Plan") and time-based and performance-based stock options and restricted stock awards outstanding under The 2010 Omnibus Incentive Plan (the "2010 Plan"). Time-based stock options and restricted stock awards are grants that vest based on the passage of time; whereas, performance-based stock options and restricted stock awards are grants that vest based on the Company attaining certain financial metrics.

Stock-based compensation expense is measured using fair value and is recorded over the requisite service or performance period of the awards, or to an employee’s eligible retirement date under the award agreement, if earlier. The Company measures stock-based compensation expense using the calculated value method. Under this method, the Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model. The Company uses historical data to estimate expected employee behavior related to stock award exercises and forfeitures. Since there is not sufficient historical market experience for shares of the Company's stock, the Company has chosen to estimate volatility, by using the average volatility of a selected peer group of publicly traded companies operating in the same industry. Expected dividends are based on the assumption that no dividends were expected to be distributed in the near future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The fair value of restricted stock awards are based on the market price of Fortegra's common stock at the grant date. The Company typically recognizes stock-based compensation expense for time-based awards on a straight-line basis over the requisite service period and on a graded vesting attribution model for performance-based awards when meeting the performance target is probable. Stock-based compensation expense for time-based and performance-based stock options and restricted stock awards for employee grants is recognized in personnel costs, while expense for restricted stock awards to directors is included in other operating expenses on the Consolidated Statements of Income. The related income tax expense (benefit) on stock-based compensation is recognized in income tax expense on the Consolidated Statements of Income. The Company's current policy is to issue new shares upon the exercise of stock options.

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

Variable Interest Entities
The Company's investments in less than majority-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method except when they qualify as Variable Interest Entities ("VIEs") and the Company is the primary beneficiary, in which case the investments are consolidated. Investments that do not meet the above criteria are accounted for under the cost method.

Advertising and Promotion
Advertising and promotional costs are expensed as incurred. Advertising expense for the following periods is presented below:

	For the Years Ended December 31,
	2013	2012	2011
Advertising expense	$3,223	$1,567	$509

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income ("AOCI") by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. Accordingly, the Company has included an enhanced footnote disclosure in the Note, "Other Comprehensive Income." The adoption of ASU No. 2013-02 did not impact the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. ASU No. 2012-02 is effective for annual and interim impairment tests performed for years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not impact the Company's consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective prospectively for years and interim periods within those years beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

4. Earnings Per Share

Earnings per share is calculated as follows:	For the Years Ended December 31,
	2013	2012	2011
Numerator: (for both basic and diluted earnings per share)
Income from continuing operations before non-controlling interests	$11,807	$12,962	$11,562
Less: net income (loss) attributable to non-controlling interests	1,482	72	(170)
Net income from continuing operations - net of tax	10,325	12,890	11,732
Discontinued operations - net of tax	12,390	2,275	1,777
Net income attributable to Fortegra Financial Corporation	$22,715	$15,165	$13,509

Denominator:
Total weighted average basic common shares outstanding	19,477,802	19,655,492	20,352,027
Effect of dilutive stock options and restricted stock awards	1,004,850	944,870	913,774
Total weighted average diluted common shares outstanding	20,482,652	20,600,362	21,265,801

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.53	$0.65	$0.57
Discontinued operations - net of tax	0.64	0.12	0.09
Net income attributable to Fortegra Financial Corporation	$1.17	$0.77	$0.66

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.50	$0.63	$0.55
Discontinued operations - net of tax	0.61	0.11	0.09
Net income attributable to Fortegra Financial Corporation	$1.11	$0.74	$0.64

Weighted average anti-dilutive common shares	509,314	480,795	301,010

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

5. Other Comprehensive Income

The following table presents the activity in AOCI for the following periods:	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2010, net of tax	$2,293	$—	$2,293

Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	1,568	(3,601)	(2,033)
Income tax (expense) benefit	(550)	1,260	710
Other comprehensive income (loss) before reclassifications, net of tax	1,018	(2,341)	(1,323)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income)	(4,193)	—	(4,193)
Income tax expense	1,468	—	1,468
Amounts reclassified from accumulated other comprehensive (loss), net of tax	(2,725)	—	(2,725)
Current period other comprehensive (loss), net of tax	(1,707)	(2,341)	(4,048)
Less: comprehensive (loss) attributable to non-controlling interest	(1)	—	(1)
Balance at December 31, 2011, net of tax	$587	$(2,341)	$(1,754)

Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	2,473	(1,007)	1,466
Income tax (expense) benefit	(865)	352	(513)
Other comprehensive income (loss) before reclassifications, net of tax	1,608	(655)	953
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(3)	270	267
Income tax expense (benefit)	1	(94)	(93)
Amounts reclassified from accumulated other comprehensive (loss)income, net of tax	(2)	176	174
Current period other comprehensive income (loss), net of tax	1,606	(479)	1,127
Less: comprehensive income attributable to non-controlling interest	4	—	4
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)

Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(4,061)	277	(3,784)
Income tax benefit (expense)	1,421	(97)	1,324
Other comprehensive (loss) income before reclassifications, net of tax	(2,640)	180	(2,460)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(2,043)	1,132	(911)
Income tax expense (benefit)	715	(396)	319
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(1,328)	736	(592)
Current period other comprehensive (loss) income, net of tax	(3,968)	916	(3,052)
Less: comprehensive (loss) attributable to non-controlling interest	(18)	—	(18)
Balance at December 31, 2013, net of tax	$(1,761)	$(1,904)	$(3,665)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the reclassifications out of AOCI for the following periods:

	For the Years Ended December 31,
	2013	2012	2011	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains included in net income	$2,043	$3	$4,193	Net realized investment gains (losses)
Related tax (expense)	(715)	(1)	(1,468)	Income taxes
Net of tax	$1,328	$2	$2,725	Net Income

Unrealized gain (loss) on interest rate swap:
Reclassification of (losses) included in net income	$(1,132)	$(270)	$—	Interest expense
Related tax benefit	396	94	—	Income taxes
Net of tax	$(736)	$(176)	$—	Net Income

6. Consolidation of Operations Charges

Consolidation of Operations Plan
As disclosed on January 18, 2013 in the Company's Current Report on Form 8-K, effective January 14, 2013, the Company committed to a plan to consolidate the Company's fulfillment, claims administration and information technology functions (the "Plan"). Prior to the Plan, such functions resided in the Company's individual business units. The decision is part of the Company's efforts to streamline its operations, focus its resources and provide first in class service to its customers. The following is a summary of the charges incurred by the Company:

	For the Years Ended December 31,
	2013	2012	2011
Severance and benefit costs included in personnel expense	$1,234	$—	$—
Total consolidation of operations costs	$1,234	$—	$—

7. Variable Interest Entity

In July 2011, the Company sold its 100% interest in Creative Investigations Recovery Group, LLC ("CIRG"). The consideration included a note receivable, included on the Consolidated Balance Sheets, with a first priority lien security interest in the assets of CIRG and other property of the buyers. The Company performed a detailed analysis of the CIRG sale transaction and determined that CIRG is considered a VIE because the Company has an interest due to the note financing. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities of the VIE and has no right to receive the residual returns of CIRG. Therefore, CIRG is not consolidated in the Company's results of operations for any of the periods presented. During 2013, the Company suspended recognition of interest income on the note and engaged the buyer in discussions, because the buyer was experiencing short-term cash flow constraints. The Company determined that it would not pursue remedies available under the note at this time, and the parties executed a forbearance agreement along with a security agreement and a subordination agreement designed to allow more flexibility in timing of repayment; the principal amount and interest rate are unchanged. These contracts do not give the Company control over the business, and the Company may still leverage the remedies of the note should it deem such action necessary. The Company also provided an additional $0.1 million in short term funding, and the buyer has begun to repay that balance.

The Company's maximum exposure to loss in the VIE is limited to the outstanding balance of the note receivable (including accrued interest receivable) and the remaining balance of the short term funding, presented in the table below:

	At December 31,
	2013	2012
The Company's maximum exposure to loss in the VIE	$1,234	$1,139

8. Business Acquisitions

Acquisition in 2013
On February 1, 2013, the Company acquired 100% of the outstanding stock of RICC, from subsidiaries of the Kemper Corporation ("Kemper") for $4.8 million.  RICC is a property/casualty insurance company domiciled and licensed in California, which the Company intends to use for geographic expansion. RICC had, at the time of purchase, no policies in force. All remaining claim liabilities for previously issued policies are fully reinsured by Kemper's subsidiary, Trinity Universal Insurance Company.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Acquisitions in 2012
On December 31, 2012, the Company acquired a 62.4% ownership interest of Digital Leash, LLC, d/b/a ProtectCELL for $20.0 million, which amount is deemed a Series A Contribution under the provisions of the related agreements. ProtectCELL provides membership plans for the protection of mobile wireless devices and other benefits including data management and identity theft protection. ProtectCELL is one of the leaders in mobile device protection plans and is spearheading Fortegra's efforts to expand its warranty and service contract business in the mobile and wireless device space. As part of the acquisition, the Company also has an option, commencing after 2014, to acquire the remaining 37.6% ownership interest in ProtectCELL at a price based on a sliding scale multiple of ProtectCELL's trailing twelve-month EBITDA ("Earnings before interest, taxes, depreciation and amortization"), less the Series A Contributions, multiplied by 37.6% ("option price"). The option has no expiration, though the owners of the non-controlling interest have the right to defer the option commencement date for one year under certain conditions. The option must be exercised with respect to not less than all of the non-controlling interest, and is accounted for as an embedded derivative within the value of non-controlling interest.

On December 31, 2012, the Company acquired 100% of the outstanding stock ownership of 4Warranty Corporation, a leading warranty and extended service contract administrator with extensive expertise in the furniture, electronics, appliance, lawn and garden, and fitness equipment markets. 4Warranty complements the Company's expanding warranty business.

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

The Company did not issue shares of its common stock in connection with any of the acquisitions completed during the years ended December 31, 2013, 2012 and 2011, respectively.

Balance Sheets and Allocation of Purchase Price
During 2013, the Company received the final valuation studies prepared by external valuation experts for identifiable intangible assets, goodwill, deferred revenues, and non-controlling interest for the 2012 acquisitions of ProtectCELL and 4Warranty. Accordingly, the Consolidated Balance Sheet at December 31, 2012, has been retrospectively adjusted to include the effect of the final valuation adjustments and other fair value determinations, for ProtectCELL and 4Warranty. Final valuation adjustments were recorded to the values of intangible assets and deferred revenues based upon completion of valuation models in the studies, and refinement of assumptions supporting those models, using discounted cash flow, relief from royalty, and/or other analytical techniques as presented in the valuation studies. With respect to ProtectCELL, the final valuations of these balances allowed for a determination of the total value of the enterprise at December 31, 2012. Using this enterprise value, and a break-even analysis to determine the relative attribution of the Company's $20.0 million investment between the common and preferred units acquired, the final valuation study assigned values of $7.9 million and $12.1 million to the acquired common and preferred units, respectively, and a fair value of $4.7 million to the non-controlling interest as shown in the table below. The adjustments noted above result in offsetting adjustments to goodwill. Please see the Notes, "Goodwill," and "Other Intangible Assets," for more information.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the allocation of the purchase price recorded for the 2013 acquisition of RICC and the 2012 acquisitions of ProtectCELL and 4Warranty, including the effects of the final valuation adjustments recorded in 2013 for the 2012 acquisitions, as discussed above.

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

(2) - The purchase consideration of $20.0 million for the ProtectCELL acquisition represents the 62.4% ownership interest acquired in the transaction, comprised of 62,400 common units and 20,000 preferred units, valued at $7.9 million and $12.1 million respectively.

Tax Deductible Goodwill Associated with Acquisitions
The following table presents goodwill attributable to acquisitions that is expected to be tax deductible by year of acquisition:

	Year of the Acquisition
	2013	2012	2011
Total	$—	$—	$4,069

9. Divestitures

Discontinued Operations
On December 31, 2013, the Company completed the previously announced sale of all of the issued and outstanding stock of its subsidiaries, Bliss and Glennon and eReinsure.com, to AmWINS Holdings, LLC, a North Carolina limited liability company ("AmWINS") (the "Disposition"), pursuant to the terms of the Stock Purchase Agreement ("Purchase Agreement"), dated December 2, 2013.

The Company received net cash proceeds of $81.8 million for the Disposition, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. The proceeds are subject to certain purchase price adjustments as set forth in the Purchase Agreement to reflect fluctuations in working capital, including adjustments for any receivable balances as of the disposition date that are not collected within one year.

As a result of the Disposition, the Company no longer operates in the businesses of wholesale insurance brokerage and selling or licensing of a computerized system or platform for the negotiation and/or placement of facultative reinsurance. Further, the Company has agreed not to compete with the Bliss and Glennon and eReinsure businesses for five years, and has agreed not to solicit former

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

employees of the divested businesses. As of and after December 31, 2013, the Company does not beneficially own the disposed businesses and will no longer consolidate Bliss and Glennon or eReinsure into its financial results. The historical financial results of the disposed businesses for periods prior to the Disposition will be reflected in the Company's Consolidated Statements of Income as income from discontinued operations - net of tax. As discussed more fully in the Note, "Notes Payable", the Company was required to repay its debt under the Wells Fargo Credit Agreement from the net proceeds of the Disposition. The Company would have been required to repay its debt under the SunTrust Facility if the Disposition had occurred during the time the SunTrust Facility was in effect. Accordingly, interest expense allocated to the discontinued operations was based on the anticipated net proceeds that would be applied to the repayment of these credit facilities outstanding at the respective time, multiplied by the respective interest rate of the credit facilities at the respective time. The following table provides the amounts related to discontinued operations in the Consolidated Statements of Income for the following periods:

	For the Years Ended December 31,
	2013	2012	2011
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$36,823	$35,306	$34,396
Net investment income	22	1	—
Other income	40	—	—
Total revenues	36,885	35,307	34,396

Expenses:
Personnel costs	20,251	20,173	18,526
Other operating expenses	5,778	6,121	7,401
Depreciation and amortization	615	658	415
Amortization of intangibles	1,929	2,211	2,133
Interest expense	2,318	2,290	2,951
Total expenses	30,891	31,453	31,426
Income from discontinued operations before income taxes	5,994	3,854	2,970
Income taxes - discontinued operations	2,448	1,579	1,193
Income from discontinued operations - net of tax	3,546	2,275	1,777

Gain on sale of discontinued operations:
Gain on sale of discontinued operations before income taxes	14,739	—	—
Income taxes - gain on sale of discontinued operations	5,895	—	—
Gain on sale of discontinued operations - net of tax	8,844	—	—

Discontinued operations - net of tax	$12,390	$2,275	$1,777

The gain on sale represents the gross proceeds of $83.5 million, plus an estimated $0.8 million adjustment for working capital, less the assets sold and liabilities disposed of $98.6 million and $32.5 million, respectively, and costs of $3.5 million. Costs included $1.0 million of fees paid at the time of closing noted above, retention and bonus compensation, insurance claims-made "tail" coverage, and accruals for the Company's guarantee of accounts receivable and other retained obligations related to the divested businesses.

The following table provides details of the assets and liabilities of the discontinued operations on the Consolidated Balance Sheet at:

December 31, 2013
Assets:
Other receivables	$791
Assets of discontinued operations	$791

Liabilities:
Accrued expenses, accounts payable and other liabilities	$2,708
Income taxes payable	5,895
Liabilities of discontinued operations	$8,603

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Other Sales of Subsidiaries
The Company completed the following divestitures that were not considered to be discontinued operations:

In June 2013, the Company sold its wholly owned subsidiary Magna for a gross sales price of $3.0 million, less cash held by Magna, transferred in the sale, of $0.8 million. For the year ended December 31, 2013, the Company recorded a $0.4 million pre-tax gain on the sale of Magna, which is included on the Consolidated Statements of Income line item, "Gain on sale of subsidiary."

In July 2011, the Company sold its wholly owned subsidiary, CIRG, for a sales price of $1.2 million, comprised of cash and a $1.1 million secured note receivable. For the year ended December 31, 2011, the Company recorded a $0.5 million loss on the sale of CIRG. This sale resulted in a non-consolidated VIE. For more information, see the Note, "Variable Interest Entity."

10. Goodwill

In 2012, the Company recorded goodwill in conjunction with the ProtectCELL and 4Warranty acquisitions. During 2013, the Company determined the final valuations for the 2012 acquisitions of ProtectCELL and 4Warranty acquisitions. The following table presents the activity in goodwill and includes the retrospective adjustments made to the balance of goodwill at December 31, 2012 to reflect the effect of the final valuation adjustments made for the acquisitions of ProtectCELL and 4Warranty and the reduction to goodwill attributable to the 2013 Disposition.

Total
Balance at December 31, 2011	$104,888
Goodwill acquired - purchased book of business	168
Goodwill acquired - ProtectCELL acquisition	11,732
Goodwill acquired - 4Warranty acquisition	2,724
Balance as originally reported at December 31, 2012	$119,512
Final valuation adjustments for ProtectCELL	8,227
Final valuation adjustments for 4Warranty	(60)
Adjusted balance at December 31, 2012	127,679
Goodwill divested - discontinued operations	(53,978)
Balance at December 31, 2013	$73,701

11. Other Intangible Assets

The following table shows finite-lived other intangible assets and their respective amortization periods:

				At December 31, 2013			At December 31, 2012
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7	to	15	$40,075	$(13,262)	$26,813	$52,230	$(12,340)	$39,890
Tradenames	8	to	10	1,460	(128)	1,332	1,200	—	1,200
Software	2.25	to	10	5,336	(2,930)	2,406	10,138	(3,385)	6,753
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	1,378	(895)	483	3,308	(2,716)	592
Total finite-lived other intangible assets				$48,797	$(17,763)	$31,034	$67,424	$(18,989)	$48,435

The following table shows the carrying amount of indefinite-lived other intangible assets:	At December 31,
	2013	2012
Tradenames	$17,764	$21,875
Licenses	375	—
Total	$18,139	$21,875

The finite-lived and indefinite-lived other intangible assets acquired in 2012 relate to the acquisition of ProtectCELL and 4Warranty and for the purchase of a book of business. In 2013, the Company determined the final valuations for the 2012 acquisitions of ProtectCELL and 4Warranty and made retrospective adjustments to other intangible assets. See the Note "Business Acquisitions," for more information.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the activity in other intangible assets and includes the final valuation adjustments made to the balance of other intangible assets at December 31, 2012 to reflect the effect of these adjustments made for the acquisitions of ProtectCELL and 4Warranty and the reduction to other intangible assets attributable to the discontinued operations for the 2013 Disposition.

Balance at January 1, 2012	$54,410
Intangible assets acquired in 2012 - Purchased book of business	168
Intangible assets acquired in 2012 - ProtectCELL acquisition	27,815
Intangible assets acquired in 2012 - 4Warranty acquisition	1,900
Less: amortization expense	2,742
Less: amortization expense - discontinued operations	2,211
Balance as originally reported at December 31, 2012	$79,340
Final adjustments for ProtectCELL	(9,000)
Final adjustments for 4Warranty	(30)
Adjusted balance at December 31, 2012	70,310
Intangible assets acquired in 2013	427
Intangible assets divested - discontinued operations	(14,108)
Less: amortization expense - discontinued operations	1,929
Less: amortization expense	5,527
Balance at December 31, 2013	$49,173

Estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31 is presented below:

2014	$5,270
2015	5,115
2016	4,869
2017	3,648
2018	2,230
Thereafter	9,902
Total	$31,034

12. Investments

The following table summarizes the Company's available-for-sale fixed maturity and equity securities:

	At December 31, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$51,971	$142	$(678)	$51,435
Municipal securities	24,856	104	(413)	24,547
Corporate securities	56,050	210	(900)	55,360
Obligations of foreign governments	411	—	(2)	409
Total fixed maturity securities	$133,288	$456	$(1,993)	$131,751

Common stock - publicly traded	$39	$8	$—	$47
Preferred stock - publicly traded	5,974	—	(887)	5,087
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$17	$(900)	$6,198

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

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

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company is not permitted to remove invested assets from these accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table details the Company's restricted investments included in the Company's available-for-sale fixed maturity securities:

	At December 31,
	2013	2012
Fair value of restricted investments for special deposits required by state insurance departments	$10,339	$10,988
Fair value of restricted investments in trust pursuant to reinsurance agreements	6,134	6,954
Fair value of restricted investments	$16,473	$17,942

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2013		At December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,766	$18,771	$5,557	$5,608
Due after one year through five years	69,380	69,355	58,378	60,323
Due after five years through ten years	22,622	21,731	24,983	25,900
Due after ten years	22,520	21,894	17,769	18,396
Mortgage-backed securities	—	—	285	289
Asset-backed securities	—	—	123	125
Total fixed maturity securities	$133,288	$131,751	$107,095	$110,641
The following table provides information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater:

	At December 31, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$37,385	$672	67	$234	$6	7	$37,619	$678	74
Municipal securities	10,080	413	23	—	—	—	10,080	413	23
Corporate securities	27,866	734	55	7,676	166	8	35,542	900	63
Obligations of foreign governments	409	2	1	—	—	—	409	2	1
Total fixed maturity securities	$75,740	$1,821	146	$7,910	$172	15	$83,650	$1,993	161

Preferred stock - publicly traded	5,087	887	9	—	—	—	5,087	887	9
Common stock - non-publicly traded	—	—	—	31	13	2	31	13	2
Total equity securities	$5,087	$887	9	$31	$13	2	$5,118	$900	11

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At December 31, 2012
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$857	$7	11	$—	$—	—	$857	$7	11
Municipal securities	734	8	1	—	—	—	734	8	1
Corporate securities	12,625	63	16	183	17	1	12,808	80	17
Total fixed maturity securities	$14,216	$78	28	$183	$17	1	$14,399	$95	29

Preferred stock - publicly traded	198	1	1	—	—	—	198	1	1
Common stock - non-publicly traded	—	—	—	39	5	2	39	5	2
Total equity securities	$198	$1	1	$39	$5	2	$237	$6	3
The Company does not intend to sell the investments that are in an unrealized loss position at December 31, 2013 and it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of December 31, 2013, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. At December 31, 2012, based on management's review, the Company deemed that one individual equity security was other than temporarily impaired and recorded an impairment charge of $16.0 thousand for the year ended December 31, 2012.

The following table summarizes the gross proceeds from the sale of available-for-sale investment securities:

	For the Years Ended December 31,
	2013	2012	2011
Gross proceeds from sales	$54,663	$8,364	$62,300

The following table summarizes the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Years Ended December 31,
	2013	2012	2011
Gross realized gains	$2,118	$33	$4,456
Gross realized losses	(75)	(14)	(91)
Total net gains from investment sales	2,043	19	4,365
Impairment write-downs (other-than-temporary impairments)	—	(16)	(172)
Net realized investment gains	$2,043	$3	$4,193

The following table details the components of net investment income:	For the Years Ended December 31,
	2013	2012	2011
Fixed income securities	$2,635	$2,669	$3,188
Cash on hand and on deposit	30	193	333
Common and preferred stock dividends	373	275	59
Notes receivable	321	267	155
Other income	119	138	141
Investment expenses	(428)	(475)	(508)
Net investment income	$3,050	$3,067	$3,368

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

13. Reinsurance Receivables

The effects of reinsurance on premiums written and earned and on losses and loss adjustment expenses ("LAE") incurred are presented in the tables below:

Premiums	For the Years Ended December 31,
	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$410,243	$389,763	$367,791	$359,820	$338,869	$321,412
Ceded	(267,737)	(252,976)	(236,121)	(232,195)	(214,485)	(205,909)
Net	$142,506	$136,787	$131,670	$127,625	$124,384	$115,503

Losses and LAE incurred	For the Years Ended December 31,
	2013	2012	2011
Direct and assumed	$90,804	$86,409	$81,843
Ceded	(49,237)	(46,190)	(43,894)
Net losses and LAE incurred	$41,567	$40,219	$37,949

The following table reflects the components of the reinsurance receivables:	At December 31,
	2013	2012
Prepaid reinsurance premiums:
Life (1)	$51,355	$53,117
Accident and health (1)	36,214	34,266
Property	98,650	85,805
Total	186,219	173,188
Ceded claim reserves:
Life	1,594	1,786
Accident and health	7,826	9,263
Property	12,102	8,663
Total ceded claim reserves recoverable	21,522	19,712
Other reinsurance settlements recoverable	7,343	11,088
Reinsurance receivables	$215,084	$203,988
(1) Including policyholder account balances ceded.

The following table shows the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

	At December 31,
	2013	2012
Total of the three largest receivable balances from unrelated reinsurers	$136,061	$126,633

At December 31, 2013 and December 31, 2012, respectively, the three unrelated reinsurers from whom the Company has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: Not rated) and Spartan Property Insurance Company (A. M. Best Rating: Not rated). The related receivables of Spartan Property Insurance Company and London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At December 31, 2013, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

14. Property and Equipment

The components of property and equipment are as follows:	At December 31,
	2013	2012
Furniture, fixtures and equipment	$3,592	$2,992
Computer equipment	2,862	4,126
Equipment and software under capital lease	229	229
Software (1)	19,057	18,632
Leasehold improvements	888	568
Property and equipment, gross	26,628	26,547
Less: accumulated depreciation and amortization	12,296	8,647
Property and equipment, net	$14,332	$17,900

(1) Internally developed software not yet placed in service, included in software	$657	$942

The following reflects depreciation on property and equipment and amortization expense related to capitalized software costs:

	For the Years Ended December 31,
	2013	2012	2011
Depreciation expense on property and equipment	$1,792	$1,336	$1,217
Amortization expense on capitalized software	3,066	1,939	1,445
Total depreciation and amortization	$4,858	$3,275	$2,662

15. Leases

Operating Leases
The Company leases certain office space and equipment under operating leases expiring on various dates from 2014 through 2022. The Company assumed operating leases for office space from related parties in conjunction with the ProtectCELL and 4Warranty acquisitions. The terms of the related party leases are substantially the same as those offered for comparable transactions with non-related parties. Please see the Note, "Related Party Transactions," for more information on the amount of related party lease payments made in 2013. The following table shows the Company's future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year at:

December 31, 2013
2014	$2,034
2015	2,082
2016	2,111
2017	2,104
2018	1,667
Thereafter	5,419
Total future minimum lease payments	$15,417

The Company recognized rent expense:	For the Years Ended December 31,
	2013	2012	2011
Total rent expense	$2,449	$1,611	$1,732

Capital Lease
The Company leases equipment and software under a single capital lease expiring in 2014. The following table shows the Company's future minimum lease payments for its capital lease at:

December 31, 2013
2014	$134
Amounts representing interest	(7)
Obligations under capital lease	$127

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

16. Notes Payable

The Company's Notes Payable consisted of the following at:	At December 31,
	2013	2012
Wells Fargo Bank, N.A. credit facility, maturing August 2017	$—	$89,438
Synovus Bank, line of credit, maturing April 2017	3,273	—
Total	$3,273	$89,438

Maximum balance allowed on the Wells Fargo Bank, N.A. credit facility	$75,000	$123,750
Interest rate at the end of the respective period, Wells Fargo Bank, N.A. credit facility (1)	—%	2.76%

Maximum balance allowed on the Synovus Bank, line of credit	$15,000	$—
Interest rate at the end of the respective period, Synovus Bank, line of credit	3.24%	—%
(1) - At December 31, 2013 the Company had no borrowings outstanding under the Revolving Facility, thus no interest rate can be defined.

Aggregate maturities for the Company's notes payable at December 31, 2013, by year, are as follows:	Maturities
2014	$3,273
Total maturities	$3,273

$75.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
At December 31, 2013, the Company had a secured credit agreement (the "Credit Agreement"), entered into on August 2, 2012, with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement has a five year term, with an initial capacity of $125.0 million comprised of a $50.0 million term loan facility (the "Term Loan Facility"), and a $75.0 million revolving credit facility (the "Revolving Facility" and collectively with the Term Loan Facility, the "Facilities") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. As required by the terms of the Credit Agreement, the Company used the proceeds from the Disposition to pay off the balances of both the Term Loan Facility and the Revolving Facility. Accordingly, the Term Loan Facility is no longer available for future borrowings, while the Revolving Facility remains available. Subject to earlier termination, the Credit Agreement terminates on August 2, 2017. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Credit Agreement contains certain customary representations, warranties and covenants applicable to the Company for the benefit of the Administrative Agent and the lenders. The Company may not assign, sell, transfer or dispose of any collateral or effect certain changes to the Company's capital structure and the capital structure of its subsidiaries without the Administrative Agent's prior consent. The Company's obligations under the Facilities may be accelerated or the commitments terminated upon the occurrence of an event of default under the Credit Agreement, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control and other customary events of default. The Credit Agreement also contains financial covenants, which the Company must maintain. See the section below, "Financial Covenants" for a presentation of the Company's more significant covenants associated with the Credit Agreement.

$85.0 million Revolving Credit Facility - SunTrust Bank, N.A.
During 2012 and 2011, the Company had an $85.0 million revolving credit facility with SunTrust Bank, N.A., (the "Facility"). The Facility had an original maturity of June 2013. The Facility bore interest at a variable rate determined based upon the higher of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1%, plus a margin tied to the Company's leverage ratio. The Company could select at its discretion to convert the interest rate for all or a portion of the outstanding balance for a period of up to six months to a fixed EURO Dollar Funding rate which is equal to the adjusted LIBOR rate for the elected interest period in effect at the time of election, plus a margin tied to the Company's leverage ratio.

Termination of the $85.0 million Facility
On August 2, 2012, the Company terminated the Facility and entered into the Credit Agreement. In connection with the termination of the Facility, the Company recorded a charge of $0.7 million to interest expense for the year ending December 31, 2012, for previously capitalized transaction costs associated with the Facility.

Financial Covenants - Secured Credit Agreement - Wells Fargo Bank, N.A.
At December 31, 2013 and December 31, 2012, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at December 31, 2013 and the calculations used to arrive at each ratio (capitalized terms used but not defined in this paragraph are defined in the Credit Agreement or as otherwise provided below):

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

Reinsurance Ratio - the ratio (expressed as a percentage) of (a) the aggregate amounts recoverable by the Borrowers and its Subsidiaries from reinsurers divided by (b) the sum of (i) policy and claim liabilities plus (ii) unearned premiums, in each case of the Borrowers and their Subsidiaries determined in accordance with U.S. GAAP.

Risk-Based Capital ("RBC") Ratio - the ratio (expressed as a percentage) of NAIC RBC (as defined in the NAIC standards) for any Regulated Insurance Company on an individual basis, calculated at the end of any Fiscal Year, to the "authorized control level" (as defined in the NAIC standards).

The following is a summary of the Credit Agreement's more significant financial covenants:		Actual At
Covenant	Covenant Requirement	December 31, 2013	December 31, 2012
Total leverage ratio (1)	not more than 3.25	0.70	3.10
Fixed charge coverage ratio	not less than 2.00	3.01	2.33
Reinsurance ratio	not less than 50%	68.0%	69.0%
RBC Ratios:
RBC Ratio - Bankers Life of Louisiana	not less than 250%	435.0%	469.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,096.0%	2,155.0%
RBC Ratio - Insurance Company of the South	not less than 250%	366.0%	378.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	305.0%	255.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	430.0%	386.0%
RBC Ratio - Response Indemnity Company of California	not less than 250%	39,754.0%	—%
(1) - The total leverage ratio in effect at December 31, 2012 was "not more than 3.50".

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

$15.0 million Revolving Line of Credit - Synovus Bank
At December 31, 2013, the Company's subsidiary, South Bay had a $15.0 million revolving line of credit agreement (the "Line of Credit") with Synovus Bank, entered into in October 2013, with a maturity date of April 2017. The Line of Credit bears interest at a rate of 300 basis points plus the 90-day LIBOR. The Line of Credit is used by South Bay for its premium financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables less an applicable reserve of $500,000. At December 31, 2013, the balance of premium financing receivables included in notes receivable, net on the Consolidated Balance Sheet, totaled $5.4 million. The Company paid fees of approximately $0.2 million to Synovus Bank in connection with the execution of the Line of Credit, which have been capitalized and are being amortized using a straight-line method over the term of the Line of Credit.

17. Derivative Financial Instruments - Interest Rate Swap

The Company has an interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap, which is designated as a cash flow hedge, commenced in June 2012 and expires in June 2017. The following table summarizes the fair value (including accrued interest) and the related outstanding notional amount of the Company's single derivative instrument and indicates where within the Consolidated Balance Sheets each amount is reported:

	Balance Sheet Location	At December 31,
		2013	2012
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000
Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	2,930	4,338
Unrealized loss, net of tax, on the fair value of the Swap	AOCI	1,904	2,820
Variable rate of the interest rate swap		0.24%	0.31%
Fixed rate of the interest rate swap		3.47%	3.47%

The following table summarizes the pretax impact of the Swap on the Consolidated Financial Statements for the following periods:

	For the Years Ended December 31,
	2013	2012	2011
Gain (loss) recognized in AOCI on the derivative-effective portion	$277	$(1,007)	$(3,601)

Loss reclassified from AOCI into income-effective portion	$1,132	$270	$—

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—

The table below shows the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are expected to primarily increase net interest expense related to the respective hedged item.

At
December 31, 2013
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,122

18. Stock-Based Compensation

At December 31, 2013, the Company had outstanding time-based stock options under its 2005 Plan and outstanding time-based and performance-based stock options and restricted stock awards under its 2010 Plan. The 2005 Plan permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock and (v) Restricted Stock Units. The 2010 Plan permits awards of (i) Incentive Stock Options, (ii) Non-qualified Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock, (v) Other Stock-Based Awards and (vi) Performance-Based Compensation Awards.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table details the 2005 Plan and the 2010 Plan at December 31, 2013:

	2005 Plan	2010 Plan
Date the plan was established	October 18, 2005	December 13, 2010
Share permitted to be issued under the plan	1,312,500	4,000,000
Maximum contractual term of grants under the plan (in years)	10.0	10.0
Time-based stock options outstanding under the plan	1,545,462	384,945
Performance-based stock options outstanding under the plan	—	289,306
Time-based restricted stock awards under the plan	—	139,680
Performance-based restricted stock awards outstanding under the plan	—	130,629

Stock Options
The Company granted 60,000 time-based stock options to employees during the year ended December 31, 2013, which vest in equal portions on each of the four anniversaries of the grant date. During the year ended December 31, 2013, the Company granted 228,981 performance-based stock options under the Company's Long-Term Incentive Plan ("LTIP"). The performance-based awards will vest, if at all, should the Company achieve three-year performance goals on or before December 31, 2015 for (i) net revenue (Compound Annual Growth Rate), (ii) earnings growth (Net Income) and (iii) profitable growth (Return on Average Equity). The performance metrics are equally weighted such that achievement of any one target results in vesting of one-third of the total equity award. If any of the target(s) are not attained by December 31, 2015, the one-third portion(s) of the award associated with the unattained target(s) will be canceled. The Company's time-based and performance-based stock option activity for the following periods is presented below:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)	Options Outstanding (1)	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)
Balance, January 1, 2012	1,893,731	$4.15	1,607,307	$3.41	—	$—	—	$—
Granted	125,000	7.97	—	—	185,000	8.00	—	—
Vested	—	—	85,233	8.50	—	—	—	—
Exercised	(2,500)	7.84	(2,500)	7.84	—	—	—	—
Canceled/forfeited	—	—	—	—	—	—	—	—
Balance, December 31, 2012	2,016,231	$4.38	1,690,040	$3.66	185,000	$8.00	—	$—
Granted	60,000	7.62	—	—	228,981	8.89	—	—
Vested	—	—	122,461	8.50	—	—	—	—
Exercised	(6,250)	7.84	(6,250)	7.84	—	—	—	—
Canceled/forfeited	(139,574)	7.91	—	—	(124,675)	8.57	—	—
Balance, December 31, 2013	1,930,407	$4.22	1,806,251	$3.98	289,306	$8.46	—	$—

Weighted average remaining contractual term at December 31, 2013 (in years)	3.8		3.5		8.8		0
(1) The performance-based stock options granted during the year ended December 31, 2012 will begin to vest equally over three years upon the Company's compensation committee determining that the Company has attained an Adjusted EBITDA of $46.0 million.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's outstanding and exercisable time-based and performance-based stock options by exercise price at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Option Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price (in dollars per share)	Option Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price (in dollars per share)
$3.03	787,500	1.88	$3.03	787,500	1.88	$3.03
3.25	757,963	3.82	3.25	757,963	3.82	3.25
7.62	60,000	9.67	7.62	—	—	—
7.84	195,000	7.50	7.84	135,844	7.50	7.84
7.93	5,000	8.75	7.93	—	—	—
7.97	36,676	8.67	7.97	36,676	8.67	7.97
8.00	140,000	8.50	8.00	—	—	—
8.89	149,306	9.00	8.89	—	—	—
11.00	88,268	6.96	11.00	88,268	6.96	11.00
Totals	2,219,713	4.47	$4.77	1,806,251	3.50	$3.98

Information on time-based and performance-based stock options, vested and expected to vest, is as follows:
	At
	December 31, 2013
	Time-Based	Performance-Based
Number of shares vested and expected to vest	1,922,398	133,001
Weighted average remaining contractual life (in years)	3.8	8.5
Weighted average exercise price per option (in dollars)	$4.20	$8.00
Intrinsic value (in thousands)	$8,060	$36

Additional information on time-based and performance-based options granted, vested and exercised is presented below:

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average grant date fair value of stock options granted (in dollars)	$2.99	$2.80	$2.92
Total stock options granted (in shares)	288,981	310,000	280,000
Total fair value of stock options vested during the year	$366	$268	$268
Total intrinsic value of stock options exercised (1)	$1	$—	$2,920
Cash received from stock option exercises	$49	$20	$607
Tax benefits realized from exercised stock options	$—	$—	$45
Cash used to settle equity instruments granted under stock-based compensation awards	$—	$—	$—
New shares issued upon the exercise of stock options	6,250	2,500	322,061
Outstanding stock options issued outside of existing plans (in shares)	272,338	272,338	272,338
(1) Calculated as the difference between the market value at the exercise date and the exercise price of the shares.

The weighted average assumptions used to estimate the fair values of all stock options granted is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Expected term (years)	6.3	6.2	6.1
Expected volatility	34.14%	34.34%	33.95%
Expected dividends	—%	—%	—%
Risk-free rate	1.22%	0.91%	2.22%

Restricted Stock Awards
The Company granted 6,016 time-based restricted stock awards to employees during the year ended December 31, 2013, which vest in equal portions on each of the four anniversaries of the grant date. During the year ended December 31, 2013, the Company granted 76,326 performance-based restricted stock awards to employees under the LTIP. The performance-based restricted stock awards will vest based on the same criteria as the performance based stock options described in the above section titled, "Stock Options." In addition, during the year ended December 31, 2013, the Company granted 75,000 time-based restricted stock awards, equally distributed to five

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

of its Directors, which vest in equal portions on each of the three anniversaries of the grant date. The Company's time-based and performance-based restricted stock award activity for the following periods is presented below:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares outstanding at January 1, 2012	33,000	$10.69	80,861	$11.00
Grants	88,000	7.48	—	—
Vests	(18,000)	10.43	—	—
Forfeitures	—	—	—	—
Shares outstanding at December 31, 2012	103,000	8.00	80,861	11.00
Grants	81,016	9.39	76,326	8.89
Vests	(44,336)	8.67	—	—
Forfeitures	—	—	(26,558)	8.89
Shares outstanding at December 31, 2013	139,680	$8.59	130,629	$10.20

Stock-based Compensation Expense
Total time-based and performance-based stock-based compensation expense and the related income tax (benefit) recognized on the Consolidated Statements of Income is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Personnel costs	$722	$661	$593
Other operating expenses	506	293	154
Income tax benefit	(470)	(365)	(286)
Net stock-based compensation expense	$758	$589	$461

Additional information on total non-vested stock-based compensation is as follows:	At December 31, 2013
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$431	$986
Weighted-average recognition period (in years)	2.4	4.7

For the year ended December 31, 2013, the Company did not recognize expense on 149,306 performance-based stock options and 49,768 performance-based restricted stock awards because the attainment of the performance metrics associated with these awards was not probable based on current projections.

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan ("ESPP"), which allows the Company to issue up to 1,000,000 shares of common stock to all eligible employees, including the Company's named executive officers, under the same offering and eligibility terms. The ESPP qualifies under Section 423 of the Internal Revenue Code and allows eligible employees to contribute, at their discretion, up to 10% of their payroll, up to $25,000 per year, to purchase up to a maximum of 3,500 shares of the Company's common stock per offering period. The purchase price of Fortegra's common stock is equal to 85% of the lesser of the fair market value of the closing stock price of Fortegra's common stock on either the first day of the offering period or the last day of the offering period. Each offering period has a duration of six months and begins on January 1st and July 1st of each year.

Information related to the Company's ESPP is as follows:	For the Years Ended December 31,
	2013	2012	2011 (1)
Common stock issued under the ESPP (in shares)	61,336	53,511	10,167
Weighted-average purchase price per share by participant in the ESPP	$5.83	$6.18	$5.68
Total cash proceeds received from the issuance of common shares under the ESPP	$357	$330	$58
ESPP compensation costs recognized	$101	$90	$15
(1) The Company's ESPP began open enrollment in July 2011.

19. Share Repurchase Plan

Fortegra has an active share repurchase plan, which allows the Company to purchase up to $15.0 million in total of the Company's common stock to be purchased from time to time through open market or private transactions. The Board of Directors approved a $10.0

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

million share repurchase plan in November 2011 and in August 2013 increased the size of the plan by $5.0 million. At December 31, 2013, the Company had $7.2 million still available for repurchase under the plan. The share repurchase plan has no expiration date and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Fortegra. The plan may be discontinued or suspended at any time and has no expiration date. None of the shares repurchased during the years ended December 31, 2013 and 2012, respectively, have been retired. The following table shows the shares repurchased during the following periods:

	For the Years Ended December 31,
	2013	2012
Shares repurchased during the period	200,000	508,080
Total cost of shares repurchased during the period	$1,357	$3,923
Average price paid per share for shares purchased during the period	$6.79	$7.72

20. 401(k) Profit Sharing Plan

The Company has a 401(k) plan (the "401(k) Plan") available to employees meeting certain eligibility requirements. The 401(k) Plan allows employees to contribute, at their discretion, a percentage of their pre-tax annual compensation and allows employees to select from various investment options based on their individual investment goals and risk tolerances. Under the 401(k) Plan, the Company will match 100% of each dollar of the employee contribution up to the maximum of 5% of the employee's annual compensation. The contributions of the 401(k) Plan are invested at the election of the employee in one or more investment options by a third party plan administrator. In August 2010, the Company suspended the matching contribution and therefore has not recorded a matching contribution expense for the years ending December 31, 2013, 2012 and 2011.

21. Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for certain officers. Provision has been made for the compensation which is payable upon their retirement or death. The deferred compensation is to be paid to the individual or their beneficiaries over a period of ten years commencing with the first year following retirement or death. As of December 31, 2013, there were no further payments required under the plan.

The Company also has deferred bonus agreements with several key executives whereby funds are contributed to "rabbi" trusts held for the benefit of the executives. The funds held in the rabbi trusts are included in cash and cash equivalents and the corresponding deferred compensation obligation is included in the line item, "Accrued expenses, accounts payable and other liabilities," on the Consolidated Balance Sheets. Pursuant to U.S. GAAP, the portion of the rabbi trusts invested in shares of the Company has been reflected in the treasury stock balance on the Consolidated Balance Sheets at December 31, 2013 and 2012.

22. Income Taxes

The provision for income taxes for both continuing and discontinued operations consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
Income taxes - continuing operations	$5,660	$6,716	$5,947
Income taxes - discontinued operations	8,343	1,579	1,193
Income taxes	$14,003	$8,295	$7,140

The provision for income taxes from continuing operations consisted of the following:	For the Years Ended December 31,
	2013	2012	2011
Current	$7,978	$4,272	$4,797
Deferred	(2,318)	2,444	1,150
Income taxes - continuing operations	$5,660	$6,716	$5,947

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table shows a reconciliation of income taxes from continuing operations calculated at the federal statutory rate of 35% and the income tax expense attributable to continuing operations for the following periods:

	For the Years Ended December 31,
	2013		2012		2011
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$6,113	35.00%	$6,887	35.00%	$6,129	35.00%
Effect of:
Small life deduction	(516)	(2.95)	(444)	(2.26)	(375)	(2.14)
Non-deductible expenses	91	0.52	33	0.17	233	1.33
Non-deductible preferred dividends	—	—	—	—	105	0.60
Tax exempt interest	(136)	(0.78)	(123)	(0.63)	(120)	(0.69)
State taxes	414	2.37	324	1.65	219	1.25
Prior year tax true up	247	1.41	98	0.50	(506)	(2.89)
Non-controlling interest	(516)	(2.95)	—	—	—	—
Other, net	(37)	(0.21)	(59)	(0.30)	262	1.50
Income taxes - continuing operations	$5,660	32.41%	$6,716	34.13%	$5,947	33.96%

The components of the Company's deferred income taxes are as follows:

	At December 31,
	2013	2012
Gross deferred tax assets
Unearned premiums	$5,052	$4,852
Deferred revenue	8,080	7,960
Net operating loss carryforward	245	516
Unrealized losses on investments	796	—
Other basis differences in investments	109	—
Unrealized loss on interest rate swap	1,341	1,636
Research credit	—	671
Unpaid claims	115	146
Deferred compensation	977	483
Bad debt allowance	60	238
Other deferred assets	122	108
Total gross deferred tax assets	16,897	16,610
Gross deferred tax liabilities
Deferred acquisition costs	20,228	20,250
Other intangible assets	7,769	14,165
Advanced commissions	4,524	4,204
Depreciation on property and equipment	4,035	5,250
Unrealized gains on investments	—	1,290
Other basis differences in investments	—	65
Other deferred tax liabilities	—	37
Total gross deferred tax liabilities	36,556	45,261
Deferred income taxes, net	$19,659	$28,651

At December 31, 2013, the Company had a net operating loss carry forward of $0.6 million, which is subject to certain limitations under IRC Section 382 and will begin to expire in 2025. The Company expects to fully utilize the net operating loss carryforward.

At December 31, 2012, the Company had research and experimentation (research) tax credit carry forwards for federal and state income tax purposes in the amount of $0.5 million and $0.2 million, respectively that were subject to certain limitations under IRC Section 382 and were to begin to expire in 2019. As part of the valuation determinations of the subsidiary in which the research credit was generated, the Company recorded a $0.2 million liability against the research credit carryforward deferred tax asset. At December 31, 2013, the research credits were no longer available to the Company since they were generated by eReinsure, which was sold on December 31, 2013.

The Company has reviewed its uncertain tax positions and management has concluded that there are no additional amounts required to be recorded.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In 2012, the Company was under examination by the Internal Revenue Service ("IRS") for the 2010 and 2009 tax years. In February 2013, the IRS completed its field audit for those tax years and presented its findings.  The Company has agreed to those findings and paid $57.0 thousand, which was expensed in the first quarter of 2013.

The Company's income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the IRS for the tax years 2011 through 2013. The years open to examination by state taxing authorities vary by jurisdiction. There are no extensions of the statute of limitations to assess income taxes currently in effect.

23. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$21,681	$21,681	$15,209	$15,209
Restricted cash	17,293	17,293	31,142	31,142
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	51,435	51,435	23,178	23,178
Municipal securities	24,547	24,547	17,041	17,041
Corporate securities	55,360	55,360	70,008	70,008
Mortgage-backed securities	—	—	289	289
Obligations of foreign governments	409	409	—	—
Asset-backed securities	—	—	125	125
Equity securities:
Common stock - publicly traded	47	47	42	42
Preferred stock - publicly traded	5,087	5,087	5,107	5,107
Common stock - non-publicly traded	51	51	58	58
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	11,920	11,920	11,290	11,290
Accounts and premiums receivable, net	18,702	18,702	27,302	27,302
Other receivables	33,409	33,409	13,393	13,393
Short-term investments	871	871	1,222	1,222
Total financial assets	$241,825	$241,825	$216,419	$216,419

Financial liabilities:
Notes payable	$3,273	$3,273	$89,438	$89,438
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	2,930	2,930	4,338	4,338
Total financial liabilities	$41,203	$41,203	$128,776	$128,776

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

	At December 31, 2013
		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$51,435	$—	$51,435	$—
Municipal securities	24,547	—	24,547	—
Corporate securities	55,360	—	55,360	—
Obligations of foreign governments	409	—	409	—
Equity securities:
Common stock - publicly traded	47	47	—	—
Preferred stock - publicly traded	5,087	5,087	—	—
Common stock - non-publicly traded	51	—	—	51
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	871	871	—	—
Total assets	$138,820	$6,005	$131,751	$1,064

Financial Liabilities:
Interest rate swap	$2,930	$—	$2,930	$—

	At December 31, 2012
		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$23,178	$—	$23,178	$—
Municipal securities	17,041	—	17,041	—
Corporate securities	70,008	—	69,956	52
Mortgage-backed securities	289	—	289	—
Asset-backed securities	125	—	125	—
Equity securities:
Common stock - publicly traded	42	42		—
Preferred stock - publicly traded	5,107	5,107	—	—
Common stock - non-publicly traded	58	—	—	58
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	1,222	1,222	—	—
Total Assets	$118,083	$6,371	$110,589	$1,123

Financial Liabilities:
Interest rate swap	$4,338	$—	$4,338	$—

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2013. For the year ended December 31, 2013, one corporate security was transferred from Level 3 to Level 2. This transfer occurred due to the availability of Level 2 pricing for the equity security, which was unavailable in prior periods. The Company's use of Level 3 unobservable inputs included six individual securities that accounted for 0.8% of total investments at December 31, 2013. The Company utilized an independent third party pricing service to value four of the Level 3 securities. The values of two equity securities in Level 3, which are non-publicly traded preferred stocks, were calculated by the Company. One of the equity securities, with a value of $1.0 million was valued by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. While one of the Level 3 equity securities, with a value of $13.0 thousand, was valued by estimating the total value of the Class-A shares outstanding by the issuer and a review of the

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

company's audited financial statements. At December 31, 2012, the Company had seven individual securities valued under Level 3 that accounted for 1.0% of total investments.

The following table summarizes the changes in Level 3 assets measured at fair value:	For the Years Ended December 31,
	2013	2012
Beginning balance, January 1,	$1,123	$1,204
Total investment gains or losses (realized/unrealized):
Included in net income	—	—
Included in other comprehensive (loss)	(32)	(31)
Sales	—	(47)
Transfers (out of) Level 3	(27)	(3)
Ending balance, December 31,	$1,064	$1,123

24. Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. All dividends from subsidiaries were eliminated in the Consolidated Financial Statements. The following table sets forth the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	For the Years Ended December 31,
	2013	2012
Ordinary dividends	$2,383	$2,783
Extraordinary dividends	—	—
Total dividends	$2,383	$2,783

The following table details the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	At December 31,
	2013	2012
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$69,269	$53,885

Required minimum statutory capital and surplus	$17,200	$15,300

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$3,989	$4,500

For the year ended December 31, 2013, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was $4.0 million. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of December 31, 2013 and 2012, respectively.

The amount of ordinary dividends available from the Company's two insurance company subsidiaries domiciled in the state of Georgia, Life of the South Insurance Company and The Insurance Company of the South, was impacted in the third quarter of 2013 by a change in Georgia's Insurance Regulations.  Previously, the maximum amount of ordinary dividends payable in any one year by an insurer domiciled in Georgia was defined as the greater of a) 10 percent of the insurer's surplus with regards to policyholders as of December 31 of the preceding year, or b) the net gain from operations of the insurer (for life companies) or the net income not including realized capital gains (for non-life companies) for the 12 month period ending December 31 of the preceding year.  Now, the maximum ordinary dividend is defined as the lesser of these two measures.  This regulation change reduced the amount of ordinary dividends available from these insurance company subsidiaries at December 31, 2013 by $2.2 million.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

25. Commitments and Contingencies

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

Contingencies
The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters in existence at December 31, 2013 are reserved against, covered by insurance or would not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

The Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the court did not award sanctions, it did order the Company to subpoena certain records from its agents.  In an effort to prevent the trial court from enforcing the order, the Company filed a Writ of Prohibition, which the Kentucky Court of Appeals denied on August 31, 2012.  In response, the Company filed a motion for discretionary review of the Writ of Prohibition. The Company also filed a direct appeal of the same order, on the grounds that the order could be construed as a finding of contempt on the part of the Company. The Court of Appeals dismissed the direct appeal on September 13, 2013, which prompted the Company to file a motion for discretionary review of the direct appeal. The Kentucky Supreme Court denied the Writ of Prohibition on November 21, 2013, but the direct appeal is still pending. No motions will be heard by the trial court while the direct appeal remains pending. To date, no trial date has been set.
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

26. Related Party Transactions

In conjunction with the December 31, 2012 acquisition of ProtectCELL, the Company assumed an office space lease between ProtectCELL and 39500 High Pointe, LLC ("High Pointe"). The ownership of High Pointe includes three members who were the founding members of ProtectCELL and are now employees of the Company. The Company made lease payments to High Pointe during the year ended December 31, 2013, which are reflected in the table below. The Company did not make any lease payments to High Pointe for the year ended December 31, 2012.

At December 31, 2012, ProtectCELL held a $6.1 million note receivable carrying an interest rate of 8.00% from High Pointe, which is fully secured by a mortgage on the office building owned by High Pointe (see the lease described above). For the year ending December 31, 2012, the Company did not receive payments from High Pointe on the note receivable. On March 15, 2013, ProtectCELL received $6.1 million from High Pointe, representing the full payoff of the outstanding balance of the note receivable. The Company only recorded interest income on this note receivable during the three months ended March 31, 2013.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

An executive officer of ProtectCELL owns multiple wireless retail locations, which sell ProtectCELL protection plans to wireless retail customers. For the year ended December 31, 2013, the Company recorded income from and paid commissions for this related party arrangement, which are reflected in the table below. For the year ending December 31, 2012, the Company did not record income related to this related party arrangement.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who have consulting relationships with the Company. The Company made lease payments to Source for the year ended December 31, 2013, which are reflected in the table below. The Company did not make any lease payments to Source for the year ended December 31, 2012.

In January 2012, the Company recorded a note receivable due from an officer of the Company relating to the 2010 acquisition of South Bay Acceptance Corporation, which has a balance of $0.1 million at December 31, 2012.

In December 2011, the Company entered into an information technology support services agreement (the "IT Agreement") with a company for which a member serving on the Company's Board of Directors also serves on the board of the company receiving the information technology support services from the Company. The IT Agreement has no set term and calls for a total of $0.3 million plus reimbursement of expenses to be received by the Company over the duration of the agreement. The Company only recorded income from the IT Agreement during the year ended December 31, 2012, which is reflected in the table below.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. In conjunction with this Marketing Agreement, during April 2013, the Company entered into an agreement under which the Marketer began selling insurance-related products of the Company to the Marketer's customers. The Company recorded income and paid claims, associated with the sale of the Company's insurance-related products, for the year ended December 31, 2013, which are reflected in the table below.

The following table details the amounts recorded on the Company's Consolidated Statements of Income resulting from related party transactions:

	For the Years Ended December 31,
	2013	2012	2011
Income recorded by ProtectCELL for protection plans sold	$2,159	$—	$—
Income recorded for the sale of the Company's insurance-related products under the Marketing Agreement	948	—	—
Income recorded from the IT Agreement	—	218	—
Total related party income recorded by the Company	$3,107	$218	$—

Interest income recorded on the High Pointe note receivable	$21	$—	$—

Lease expense paid to High Pointe	$403	$—	$—
Lease expense paid to Source	118	—	—
Total related party lease expense	$521	$—	$—

Commissions paid by ProtectCELL for protection plans sold	$852	$—	$—

Claims paid on the Company's insurance-related products under the Marketing Agreement	$63	$—	$—

The following table details the amounts recorded on the Company's Consolidated Balance Sheets from related party transactions:
		At December 31,
		2013	2012
Accounts receivable from related parties		$113	$—

Notes receivable from related parties		$—	$6,269

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

27. Subsequent Events

Subsequent events have been measured through the date on which the Consolidated Financial Statements were filed. Management has determined that the following events merit disclosure as subsequent events:

Stock-Based Compensation Awards
In February 2014, the Company granted 30,000 time-based restricted stock awards to its Chief Executive Officer and 75,000 time-based restricted stock awards, equally distributed, to five of its Directors. The restricted stock vests equally on each of the three anniversaries of the grant date.

28. Summarized Quarterly Information (Unaudited)

	2013
	First Quarter	Second Quarter(2)	Third Quarter(2)	Fourth Quarter
Revenues	$79,254	$82,921	$88,755	$91,844
Net investment income	903	746	766	635
Net realized investment gains	7	1,280	756	—
Total revenues	80,164	84,947	90,277	92,479
Total expenses	77,633	79,934	85,939	86,894
Income from continuing operations before income taxes	2,531	5,013	4,338	5,585
Income taxes	482	1,593	1,852	1,733
Income from continuing operations before non-controlling interests	2,049	3,420	2,486	3,852
Discontinued operations - net of tax	1,262	1,207	601	9,320
Net income before non-controlling interests	3,311	4,627	3,087	13,172
Less: net income (loss) attributable to non-controlling interests	818	185	(135)	614
Net income attributable to Fortegra Financial Corporation	$2,493	$4,442	$3,222	$12,558

Earnings per share - Basic: (1)
Net income from continuing operations - net of tax	$0.06	$0.17	$0.14	$0.17
Discontinued operations - net of tax	0.07	0.06	0.03	0.48
Net income attributable to Fortegra Financial Corporation	$0.13	$0.23	$0.17	$0.65

Earnings per share - Diluted: (1)
Net income from continuing operations - net of tax	$0.06	$0.16	$0.13	$0.16
Discontinued operations - net of tax	0.06	0.06	0.03	0.46
Net income attributable to Fortegra Financial Corporation	$0.12	$0.22	$0.16	$0.62

Weighted average common shares outstanding
Basic	19,556,743	19,540,610	19,405,597	19,410,655
Diluted	20,625,041	20,523,090	20,404,508	20,388,890
(1) - Earnings per share amounts may not recalculate due to rounding.

(2) - During 2013, certain immaterial reclassifications were identified that impacted amounts for service and administrative fees in total revenues and commissions and other operating expenses in total expenses that were previously reported in the Company's Form 10-Q's for the quarters ended June 30, 2013 and September 30, 2013. These reclassification adjustments, separately and in the aggregate did not have a material impact on results previously reported for those quarterly periods and had no effect on reported net income. For the quarters ended June 30, 2013 and September 30, 2013, total revenues were decreased by $4.9 million and $3.5 million, respectively, while total expenses were reduced by the same amounts for the respective periods.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$61,619	$60,949	$67,965	$62,736
Net investment income	743	732	744	848
Net realized investment gains (losses)	(3)	13	(16)	9
Total revenues	62,359	61,694	68,693	63,593
Total expenses	58,731	56,793	62,896	58,241
Income from continuing operations before income taxes	3,628	4,901	5,797	5,352
Income taxes	1,195	1,630	2,130	1,761
Income from continuing operations before non-controlling interests	2,433	3,271	3,667	3,591
Discontinued operations - net of tax	999	688	386	202
Net income before non-controlling interests	3,432	3,959	4,053	3,793
Less: net income attributable to non-controlling interests	18	15	29	10
Net income attributable to Fortegra Financial Corporation	$3,414	$3,944	$4,024	$3,783

Earnings per share - Basic: (1)
Net income from continuing operations - net of tax	$0.12	$0.17	$0.19	$0.18
Discontinued operations - net of tax	0.05	0.03	0.02	0.01
Net income attributable to Fortegra Financial Corporation	$0.17	$0.20	$0.21	$0.19

Earnings per share - Diluted: (1)
Net income from continuing operations - net of tax	$0.11	$0.16	$0.18	$0.17
Discontinued operations - net of tax	0.05	0.03	0.02	0.01
Net income attributable to Fortegra Financial Corporation	$0.16	$0.19	$0.20	$0.18

Weighted average common shares outstanding
Basic	19,904,819	19,705,276	19,531,694	19,507,733
Diluted	20,739,196	20,632,233	20,463,238	20,507,329
(1) - Earnings per share amounts may not recalculate due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") of 1992. Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, the Company's independent registered public accounting firm, as stated in their report that appears below in this ITEM 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Chief Executive Officer and Chief Financial Officer Certifications
Exhibits 31.1 and 31.2 are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The "Evaluation of Disclosure Controls and Procedures" in this ITEM 9A is the "Evaluation" referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fortegra Financial Corporation

We have audited Fortegra Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Fortegra Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fortegra Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fortegra Financial Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Jacksonville, Florida
March 14, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013 and is incorporated by reference herein.

Code of Ethics
Fortegra has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including Fortegra's Chief Executive Officer, Chief Financial Officer and other Senior officers. Fortegra's "Code of Ethics for the CEO, CFO and Senior Officers" can be found posted on our website at www.fortegrafinancial.com in the "Investor Relations" section under "Corporate Governance" then click the subsection "Governance Documents." Within the time period required by the SEC and the NYSE, we intend to post on our website any amendment to or waiver of our Code of Business Conduct and Ethics.

Upon written request of any stockholder of record on December 31, 2013, Fortegra will provide, without charge, a printed copy of its "Code of Ethics for the CEO, CFO and Senior Officers." To obtain a copy, Contact: Investor Relations, Fortegra Financial Corporation, 10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL, 32256 or call (866)-961-9529.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2013 about our common stock that may be issued, whether upon exercise of options or otherwise under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Stockholders (4)	1,947,375	$4.98	3,930,427
Equity Compensation Plans Not Approved by Stockholders	272,338	3.25	N/A
Total	2,219,713	$4.77	3,930,427

(1)	Includes shares issuable pursuant to the exercise of stock options.

(2)
Calculation of weighted average exercise price of outstanding awards includes stock options, which are exercisable for "net" shares of common stock for no consideration. The weighted average exercise price of outstanding stock options was $4.77.

(3)	Includes 3,055,441 shares under our 2010 Fortegra Financial Corporation Omnibus Incentive Plan and 874,986 shares under our Employee Stock Purchase Plan.

(4)	Consists of our 2005 Equity Incentive Plan.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading "Information Relating to Directors, Director Nominees, Executive Officers and Significant Stockholders" in our 2014 Proxy Statement, which is expected to be filed within 120 days after December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013 and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:
The following Consolidated Financial Statements of Fortegra Financial Corporation and its subsidiaries are included in this Form 10-K:

(a)	Reports of Independent Registered Public Accounting Firms on the Consolidated Financial Statements.
(b)	Consolidated Balance Sheets as of December 31, 2013 and 2012.
(c)	Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011.
(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.
(e)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011.
(f)	Consolidated Statements of Cash Flows the years ended December 31, 2013, 2012, and 2011.
(g)	Notes to Consolidated Financial Statements.

(a)2. Consolidated Financial Statement Schedules
The following financial statement schedule is attached hereto following the signature page of this Annual Report on Form 10-K:
Schedule II - Condensed Financial Information of the Registrant

* All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(a)3. Exhibits
See the Exhibit Index following the signature page of this Annual Report on Form 10-K for a list of exhibits filed with, furnished with, or incorporated by reference into this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation
Date:	March 14, 2014	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Richard S. Kahlbaugh		March 14, 2014
Richard S. Kahlbaugh	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Walter P. Mascherin		March 14, 2014
Walter P. Mascherin	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Carroll		March 14, 2014
John R. Carroll	Director

/s/ Francis M. Colalucci		March 14, 2014
Francis M. Colalucci	Director

/s/ Frank P. Filipps		March 14, 2014
Frank P. Filipps	Director

/s/ J.J. Kardwell		March 14, 2014
J.J. Kardwell	Director

/s/ Arun Maheshwari		March 14, 2014
Arun Maheshwari	Director

/s/ Ted W. Rollins		March 14, 2014
Ted W. Rollins	Director

/s/ Sean S. Sweeney		March 14, 2014
Sean S. Sweeney	Director

Schedule II — Condensed Financial Information of Registrant

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands)	Years Ended December 31,
	2013	2012	2011
Revenues
Management fee from subsidiaries*	$—	$—	$—
Net investment income	343	290	298
Other income	—	—	—
Total revenue	343	290	298
Expenses
Personnel costs*	—	—	—
Other operating expenses	1,175	1,036	558
Interest expense	65	210	1,062
Total expenses	1,240	1,246	1,620
Income before interest and income taxes interest	(897)	(956)	(1,322)
Income taxes	(314)	(335)	(357)
Income before equity in net income in subsidiaries	(583)	(621)	(965)
Equity in net income of subsidiaries*	23,298	15,786	14,474
Net income	$22,715	$15,165	$13,509
* Eliminated in consolidation

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All Amounts in Thousands)	December 31,
	2013	2012
Assets:
Investment in subsidiaries *	$141,422	$120,406
Cash and cash equivalents	293	279
Due from subsidiaries, net*	6,650	13,960
Notes receivable*	11,671	4,999
Other assets	952	933
Total assets	$160,988	$140,577
Liabilities:
Long-term debt	$—	$—
Other liabilities	528	194
Total liabilities	528	194
Stockholders' equity:
Total stockholders' equity	160,460	140,383
Total liabilities and stockholders' equity	$160,988	$140,577
* Eliminated in consolidation

FORTEGRA FINANCIAL CORPORATION
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)	Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$22,715	$15,165	$13,509
Adjustments to reconcile net income to net cash flows provided by operating activities
Equity in net income of subsidiaries*	(23,298)	(15,786)	(14,474)
Cash dividend from subsidiaries		—	—
Deferred income tax expense		—	—
Stock based compensation	608	384	409
Other changes in assets and liabilities:
Net due to subsidiaries	7,311	5,931	14,012
Other assets and other liabilities	316	(332)	344
Net cash flows provided by operating activities	7,652	5,362	13,800
Investing Activities:
Proceeds from maturities of investments	—	—	—
Net paid for the acquisition of subsidiaries	—	—	—
(Issuance of) proceeds received for repayment of notes receivable	(6,672)	(1,648)	84
Net cash flows (used in) provided by investing activities	(6,672)	(1,648)	84
Financing Activities:
Repayments of notes payable		—	(11,040)
Additional borrowings under notes payable		—	—
Net proceeds from issuance of common stock		—	—
Payments for initial public offering costs		—	(826)
Net proceeds from exercise of stock options	49	20	651
Purchase of treasury stock	(1,372)	(3,923)	(2,552)
Net proceeds received from stock issued in the Employee Stock Purchase Plan	357	330	—
Stockholder funds disbursed at purchase		—	—
Net cash flows (used in) financing activities	(966)	(3,573)	(13,767)
Net increase in cash and cash equivalents	14	141	117
Cash and cash equivalents at beginning of period	279	138	21
Cash and cash equivalents at end of period	$293	$279	$138
* Eliminated in consolidation

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
2.5	Stock Purchase Agreement, dated December 2, 2013, by and among Fortegra Financial Corporation, a Delaware corporation, LOTS Intermediate Co., a Delaware corporation, Bliss and Glennon, Inc., a California corporation, eReinsure.com, Inc., a Delaware corporation, and AmWINS Holdings, LLC, a North Carolina limited liability company.	8-K	001-35009	1/7/2014	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.2	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation (together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Subordinated Debenture Purchase Agreement, dated as of June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.3
10.4	Form of Subordinated Debenture (included in Exhibit 10.3).	S-1	333-169550	9/23/2010	10.4
10.5	Amendment, dated June 16, 2010, to the Subordinated Debenture Purchase Agreement dated June 20, 2007, among Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P. and LOTS Intermediate Co.	S-1	333-169550	9/23/2010	10.5
10.6	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.7	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.8	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.9	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.10*	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.10.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.11*	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.12*	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.13*	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.14*	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.15*	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.16*	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.17*	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.18*	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.19*	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.19.1*	Amended - Form of Restricted Stock Award Agreement for Directors, effective February 2013.	10-K	001-35009	4/1/2013	10.26.1
10.20*	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.20.1*	Amended - Form of Restricted Stock Award Agreement for Employees, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.27.1
10.21*	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.22*	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.22.1*	Amended - Form of Nonqualified Stock Option Award Agreement, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.29.1
10.23*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.24	Credit Agreement, dated August 2, 2012, and as amended on October 4, 2013, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent. (Conformed Copy).	10-Q	001-35009	11/14/2013	10.34
10.25	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.26	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.27	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.28	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.29*	Executive Employment and Non-Competition Agreement, dated as of March 11, 2011, by and between Fortegra Financial Corporation and Igor Best-Devereux.	10-K	001-35009	4/1/2013	10.40

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.30*	2013 Executive Annual Incentive Plan.	10-Q	001-35009	8/14/2013	10.41
10.31*	Quarterly Incentive Plan.	10-Q	001-35009	8/14/2013	10.42
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in PART II, ITEM 8 of this Annual Report on Form 10-K).					X
21	List of Subsidiaries of Fortegra Financial Corporation.					X
23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.					X
23.2	Consent of Johnson Lambert LLP, Independent Registered Public Accounting Firm.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*	Management contract or compensatory plan or arrangement.