Form 10-Q
period 2014-03-31
Fortegra Financial Corp
filed 2014-05-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-35009
Fortegra Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-1461399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10151 Deerwood Park Boulevard, Building 100, Suite 330, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(866) 961-9529

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

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 30, 2014 was 20,034,617.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such act for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

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

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of the filing of this Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether the result of new information, future developments or otherwise, except as may be required by law.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") along with the Company's other filings with the Securities and Exchange Commission ("SEC").

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands, Except Share and Per Share Amounts)

	At
	March 31, 2014	December 31, 2013
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $136,351 at March 31, 2014 and $133,288 at December 31, 2013)	$135,726	$131,751
Equity securities available-for-sale, at fair value (cost of $7,081 at March 31, 2014 and $7,081 at December 31, 2013)	6,660	6,198
Short-term investments	871	871
Total investments	143,257	138,820
Cash and cash equivalents	10,974	21,681
Restricted cash	17,852	17,293
Accrued investment income	1,083	1,175
Notes receivable, net	15,912	11,920
Accounts and premiums receivable, net	20,526	18,702
Other receivables	28,376	33,409
Reinsurance receivables	210,900	215,084
Deferred acquisition costs	71,662	78,042
Property and equipment, net	13,898	14,332
Goodwill	73,701	73,701
Other intangible assets, net	47,856	49,173
Other assets	6,482	6,307
Assets of discontinued operations	791	791
Total assets	$663,270	$680,430

Liabilities:
Unpaid claims	$36,632	$34,732
Unearned premiums	249,353	256,380
Policyholder account balances	23,008	23,486
Accrued expenses, accounts payable and other liabilities	43,142	53,035
Income taxes payable	1,762	2,842
Deferred revenue	69,358	76,927
Notes payable	13,165	3,273
Preferred trust securities	35,000	35,000
Deferred income taxes, net	19,960	19,659
Liabilities of discontinued operations	1,236	8,603
Total liabilities	492,616	513,937
Commitments and Contingencies (Note 18)
Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 21,258,799 and 20,912,853 shares issued at March 31, 2014 and December 31, 2013, respectively, including shares in treasury	213	209
Treasury stock, at cost; 1,224,182 shares at March 31, 2014 and December 31, 2013, respectively	(8,014)	(8,014)
Additional paid-in capital	99,687	99,398
Accumulated other comprehensive loss, net of tax	(2,622)	(3,665)
Retained earnings	75,430	72,532
Stockholders' equity before non-controlling interests	164,694	160,460
Non-controlling interests	5,960	6,033
Total stockholders' equity	170,654	166,493
Total liabilities and stockholders' equity	$663,270	$680,430

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Service and administrative fees	$43,968	$38,858
Ceding commissions	10,549	7,163
Net investment income	707	903
Net realized investment gains	1	7
Net earned premium	34,928	33,142
Other income	375	91
Total revenues	90,528	80,164

Expenses:
Net losses and loss adjustment expenses	10,826	10,535
Member benefit claims	10,671	9,366
Commissions	40,071	35,362
Personnel costs	10,191	10,797
Other operating expenses	8,225	8,075
Depreciation and amortization	1,249	1,177
Amortization of intangibles	1,317	1,468
Interest expense	920	853
Loss on note receivable	1,317	—
Total expenses	84,787	77,633
Income from continuing operations before income taxes	5,741	2,531
Income taxes - continuing operations	1,982	482
Income from continuing operations before non-controlling interests	3,759	2,049
Discontinued operations:
Income from discontinued operations - net of tax	—	1,262
Discontinued operations - net of tax	—	1,262
Net income before non-controlling interests	3,759	3,311
Less: net income attributable to non-controlling interests	861	818
Net income attributable to Fortegra Financial Corporation	$2,898	$2,493

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.15	$0.06
Discontinued operations - net of tax	—	0.07
Net income attributable to Fortegra Financial Corporation	$0.15	$0.13

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.14	$0.06
Discontinued operations - net of tax	—	0.06
Net income attributable to Fortegra Financial Corporation	$0.14	$0.12

Weighted average common shares outstanding:
Basic	19,651,256	19,556,743
Diluted	20,436,442	20,625,041

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income before non-controlling interests	$3,759	$3,311

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1,375	(51)
Related tax (expense) benefit	(481)	18
Reclassification of (gains) included in net income	(1)	(7)
Related tax expense	—	2
Unrealized gains (losses) on available-for-sale securities, net of tax	893	(38)

Interest rate swap:
Unrealized (loss) gain on interest rate swap	(45)	32
Related tax benefit (expense)	15	(11)
Reclassification of losses included in net income	282	277
Related tax benefit	(99)	(97)
Unrealized gain on interest rate swap, net of tax	153	201

Other comprehensive income	1,046	163
Comprehensive income	4,805	3,474
Less: comprehensive income attributable to non-controlling interests	864	818
Comprehensive income attributable to Fortegra Financial Corporation	$3,941	$2,656

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	20,912,853	$209	(1,224,182)	$(8,014)	$99,398	$(3,665)	$72,532	$6,033	$166,493
Net income	—	—	—	—	—	—	2,898	861	3,759
Other comprehensive income	—	—	—	—	—	1,043	—	3	1,046
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(688)	(688)
Non-controlling interest attributable to the consolidation of Creative Investigations Recovery Group, LLC	—	—	—	—	—	—	—	(249)	(249)
Stock-based compensation	105,000	2	—	—	290	—	—	—	292
Direct stock awards to employees	124	—	—	—	1	—	—	—	1
Options exercised, net of shares surrendered	240,822	2	—	—	(2)	—	—	—	—
Balance, March 31, 2014	21,258,799	$213	(1,224,182)	$(8,014)	$99,687	$(2,622)	$75,430	$5,960	$170,654

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$2,898	$2,493
Adjustments to reconcile net income to net cash flows (used in) operating activities:
Change in deferred acquisition costs	6,380	(4,303)
Depreciation and amortization	2,566	3,266
Deferred income tax (benefit) expense - continuing operations	(263)	860
Deferred income tax expense - discontinued operations	—	186
Net realized investment gains	(1)	(7)
Loss on note receivable	1,317	—
Stock-based compensation expense	292	303
Direct stock awards to employees	1	2
Amortization of premiums and accretion of discounts on investments	437	350
Non-controlling interests	861	818
Change in allowance for doubtful accounts	(162)	11
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	27	56
Accounts and premiums receivable, net	(1,746)	(6,868)
Other receivables	4,921	(14,678)
Reinsurance receivables	4,184	7,281
Income taxes receivable	—	(375)
Other assets	(172)	(887)
Unpaid claims	1,900	948
Unearned premiums	(7,027)	(10,612)
Policyholder account balances	(478)	(534)
Accrued expenses, accounts payable and other liabilities	(9,809)	12,592
Income taxes payable	(1,080)	—
Deferred revenue	(7,570)	7,803
Change in liabilities of discontinued operations	(7,367)	—
Net cash flows (used in) operating activities	(9,891)	(1,295)
Investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale investments	16,263	3,332
Proceeds from sales of available-for-sale investments	501	412
Purchases of available-for-sale investments	(20,267)	(10,199)
Purchases of property and equipment	(816)	(993)
Net paid for acquisitions of subsidiaries, net of cash received	20	(2,902)
Net (issuance) from notes receivable	(5,162)	—
Net proceeds from notes receivable	—	110
Net proceeds from related party note receivable	—	6,135
Change in restricted cash, net of restricted cash (paid) received from acquisitions and divestitures	(559)	2,261
Net cash flows (used in) investing activities	(10,020)	(1,844)
Financing activities:
Payments on notes payable	(23,484)	(8,188)
Proceeds from notes payable	33,376	10,500
Distributions to non-controlling interest partners	(688)	—
Dividends paid to non-controlling interests	—	(43)
Net cash flows provided by financing activities	9,204	2,269
Net (decrease) in cash and cash equivalents	(10,707)	(870)
Cash and cash equivalents, beginning of period	21,681	31,339
Cash and cash equivalents, end of period	$10,974	$30,469

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries), traded on the New York Stock Exchange under the symbol: FRF, is an insurance services company headquartered in Jacksonville, Florida. Fortegra offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services, to our business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company was incorporated in 1981 in the State of Georgia and re-incorporated in the State of Delaware in 2010. The Company generates most of its business through networks of small to mid-sized community and regional banks, small loan companies, independent wireless retailers and automobile dealerships. The Company's subsidiaries (100% direct or indirect ownership, unless otherwise noted below) at March 31, 2014, are as follows:

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

* = Insurance company subsidiary

1. Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Fortegra have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") promulgated by the Financial Accounting Standards Board ("FASB") through the Accounting Standards Codification ("ASC") for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's 2013 Form 10-K.

The interim consolidated financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly Fortegra's financial position, results of operations, other comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2014.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of March 31, 2014 and 2013 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements of the Company's 2013 Form 10-K.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Non-Controlling Interests
The third-party ownership of the common stock of SFLAC and of the ownership interests of ProtectCELL, which is treated as a partnership for income tax purposes, have been reflected as non-controlling interests on the Consolidated Balance Sheets. In addition, the Company's non-controlling interest includes the amount for the consolidation of the variable interest entity ("VIE"), Creative Investigations Recovery Group, LLC ("CIRG"). The following table shows the amount outstanding and the percentage of non-controlling interest by entity:

	At
	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
ProtectCELL	$5,633	37.6%	$5,471	37.6%
SFLAC	576	15.0%	562	15.0%
CIRG	(249)	100.0%	—	—%
Total non-controlling interests	$5,960		$6,033

Income (loss) attributable to these non-controlling interests are presented on the Consolidated Statements of Income as net income (loss) attributable to non-controlling interests and on the Consolidated Statements of Comprehensive Income as comprehensive income (loss) attributable to non-controlling interests.

Reportable Segment
The Company reports operating results and financial data in one operating and one reportable segment, Protection Products and Services. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The financial results of the Company's single segment are equal to the net income from continuing operations reported in the Consolidated Statements of Income for all periods presented.

Discontinued Operations
The results of operations of a business of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if: 1) the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction; and 2) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company presents the operations of business(es) that meet the criteria for reporting as discontinued operations, and retrospectively reclassifies operating results for all prior periods presented.

On December 31, 2013, the Company completed the sale of its 100% ownership of Bliss and Glennon and eReinsure.com ("eReinsure"). The operating results of these businesses are presented in the line "Income from discontinued operations - net of tax" in the Consolidated Statements of Income for the three months ended March 31, 2013. In accordance with accounting guidance, the Company has elected to not separately disclose the cash flows related to the Bliss and Glennon and eReinsure discontinued operations.

In addition, certain assets and liabilities associated with the disposition of Bliss and Glennon and eReinsure that are still subject to final settlement are included in the line items "Assets of discontinued operations" and "Liabilities of discontinued operations," in the Consolidated Balance Sheet at December 31, 2013 and at March 31, 2014. See the Note, "Divestitures," for more information on discontinued operations.

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

Reclassifications
Certain items in prior period consolidated financial statements were reclassified to conform to the current period presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders' equity.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Subsequent Events
The Company reviewed all material events subsequent to March 31, 2014 that occurred up to the date on which the Company's Consolidated Financial Statements were issued, to determine whether any event required recognition or disclosure in these Consolidated Financial Statements and/or disclosure in the notes thereto. For more information, please see the Note, "Subsequent Events."

3. Recent Accounting Standards

Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective prospectively for years and interim periods within those years beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations and also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

4. Earnings Per Share

The following table details the earnings per share calculation:	For the Three Months Ended March 31,
	2014	2013
Numerator: (for both basic and diluted earnings per share)
Income from continuing operations before non-controlling interests	$3,759	$2,049
Less: net income attributable to non-controlling interests	861	818
Net income from continuing operations - net of tax	2,898	1,231
Discontinued operations - net of tax	—	1,262
Net income attributable to Fortegra Financial Corporation	$2,898	$2,493

Denominator:
Total weighted average basic common shares outstanding	19,651,256	19,556,743
Effect of dilutive stock options and restricted stock awards	785,186	1,068,298
Total weighted average diluted common shares outstanding	20,436,442	20,625,041

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.15	$0.06
Discontinued operations - net of tax	—	0.07
Net income attributable to Fortegra Financial Corporation	$0.15	$0.13

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.14	$0.06
Discontinued operations - net of tax	—	0.06
Net income attributable to Fortegra Financial Corporation	$0.14	$0.12

Weighted average anti-dilutive common shares	539,119	402,132

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

5. Other Comprehensive Income

The following table presents the activity in AOCI for the following periods:	For the Three Months Ended March 31, 2014
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2013, net of tax	$(1,761)	$(1,904)	$(3,665)

Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	1,375	(45)	1,330
Income tax (expense) benefit	(481)	15	(466)
Other comprehensive income (loss) before reclassifications, net of tax	894	(30)	864
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(1)	282	281
Income tax (benefit)	—	(99)	(99)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(1)	183	182
Current period other comprehensive income, net of tax	893	153	1,046
Less: other comprehensive income attributable to non-controlling interest	3	—	3
Balance at March 31, 2014, net of tax	$(871)	$(1,751)	$(2,622)

	For the Three Months Ended March 31, 2013
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)

Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(51)	32	(19)
Income tax benefit (expense)	18	(11)	7
Other comprehensive (loss) income before reclassifications, net of tax	(33)	21	(12)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(7)	277	270
Income tax expense (benefit)	2	(97)	(95)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(5)	180	175
Current period other comprehensive (loss) income, net of tax	(38)	201	163
Less: other comprehensive income attributable to non-controlling interest	—	—	—
Balance at March 31, 2013, net of tax	$2,151	$(2,619)	$(468)

The following table presents the reclassifications out of AOCI for the following periods:

	For the Three Months Ended March 31,
	2014	2013	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains included in net income	$1	$7	Net realized investment gains (losses)
Related tax (expense)	—	(2)	Income taxes
Net of tax	$1	$5	Net Income

Unrealized gain (loss) on interest rate swap:
Reclassification of (losses) included in net income	$(282)	$(277)	Interest expense
Related tax benefit	99	97	Income taxes
Net of tax	$(183)	$(180)	Net Income

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

6. Investments

The following table presents the Company's available-for-sale fixed maturity and equity securities:

	At March 31, 2014
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$47,480	$213	$(527)	$47,166
Municipal securities	28,921	94	(278)	28,737
Corporate securities	58,950	376	(502)	58,824
Obligations of foreign governments	1,000	3	(4)	999
Total fixed maturity securities	$136,351	$686	$(1,311)	$135,726

Common stock - publicly traded	$39	$8	$—	$47
Preferred stock - publicly traded	5,974	40	(465)	5,549
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$57	$(478)	$6,660

	At December 31, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$51,971	$142	$(678)	$51,435
Municipal securities	24,856	104	(413)	24,547
Corporate securities	56,050	210	(900)	55,360
Obligations of foreign governments	411	—	(2)	409
Total fixed maturity securities	$133,288	$456	$(1,993)	$131,751

Common stock - publicly traded	$39	$8	$—	$47
Preferred stock - publicly traded	5,974	—	(887)	5,087
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$17	$(900)	$6,198

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company cannot remove invested assets from these accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company's restricted investments included in the Company's available-for-sale fixed maturity securities:

	At
	March 31, 2014	December 31, 2013
Fair value of restricted investments for special deposits required by state insurance departments	$10,254	$10,339
Fair value of restricted investments in trust pursuant to reinsurance agreements	5,653	6,134
Fair value of restricted investments	$15,907	$16,473

The following table presents the amortized cost and fair value of fixed maturity securities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,120	$7,158	$18,766	$18,771
Due after one year through five years	70,866	70,982	69,380	69,355
Due after five years through ten years	36,150	35,634	22,622	21,731
Due after ten years	22,215	21,952	22,520	21,894
Total fixed maturity securities	$136,351	$135,726	$133,288	$131,751

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following tables present information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater:

	At March 31, 2014
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$24,330	$524	51	$225	$3	6	$24,555	$527	57
Municipal securities	12,625	278	30	—	—	—	12,625	278	30
Corporate securities	25,981	415	42	2,498	87	3	28,479	502	45
Obligations of foreign governments	588	4	1	—	—	—	588	4	1
Total fixed maturity securities	$63,524	$1,221	124	$2,723	$90	9	$66,247	$1,311	133

Preferred stock - publicly traded	4,526	465	8	—	—	—	4,526	465	8
Common stock - non-publicly traded	—	—	—	31	13	2	31	13	2
Total equity securities	$4,526	$465	8	$31	$13	2	$4,557	$478	10

	At December 31, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$37,385	$672	67	$234	$6	7	$37,619	$678	74
Municipal securities	10,080	413	23	—	—	—	10,080	413	23
Corporate securities	27,866	734	55	7,676	166	8	35,542	900	63
Obligations of foreign governments	409	2	1	—	—	—	409	2	1
Total fixed maturity securities	$75,740	$1,821	146	$7,910	$172	15	$83,650	$1,993	161

Preferred stock - publicly traded	5,087	887	9	—	—	—	5,087	887	9
Common stock - non-publicly traded	—	—	—	31	13	2	31	13	2
Total equity securities	$5,087	$887	9	$31	$13	2	$5,118	$900	11
The Company does not intend to sell the investments that were in an unrealized loss position at March 31, 2014 and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of March 31, 2014, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The following table presents the total gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended March 31,
	2014	2013
Gross proceeds from sales	$501	$412

The following table presents the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended March 31,
	2014	2013
Gross realized gains	$1	$7
Gross realized losses	—	—
Total net gains from investment sales	1	7
Impairment write-downs (other-than-temporary impairments)	—	—
Net realized investment gains	$1	$7

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the components of net investment income:	For the Three Months Ended March 31,
	2014	2013
Fixed income securities	$615	$737
Cash on hand and on deposit	—	20
Common and preferred stock dividends	98	76
Notes receivable	93	72
Other income	—	114
Investment expenses	(99)	(116)
Net investment income	$707	$903

7. Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned:

Premiums	For the Three Months Ended March 31,
	2014		2013
	Written	Earned	Written	Earned
Direct and assumed	$101,472	$108,499	$81,510	$92,122
Ceded	(69,590)	(73,571)	(50,676)	(58,980)
Net	$31,882	$34,928	$30,834	$33,142

The following table presents the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

Losses and LAE incurred	For the Three Months Ended March 31,
	2014	2013
Direct and assumed	$26,118	$21,040
Ceded	(15,292)	(10,505)
Net losses and LAE incurred	$10,826	$10,535

The following table presents the components of the reinsurance receivables:	At
	March 31, 2014	December 31, 2013
Prepaid reinsurance premiums:
Life (1)	$49,995	$51,355
Accident and health (1)	34,088	36,214
Property	97,714	98,650
Total	181,797	186,219
Ceded claim reserves:
Life	1,601	1,594
Accident and health	7,417	7,826
Property	14,118	12,102
Total ceded claim reserves recoverable	23,136	21,522
Other reinsurance settlements recoverable	5,967	7,343
Reinsurance receivables	$210,900	$215,084
(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

	At
	March 31, 2014	December 31, 2013
Total of the three largest receivable balances from unrelated reinsurers	$131,151	$136,061

At March 31, 2014 and December 31, 2013, respectively, the three unrelated reinsurers from whom the Company has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A), London Life International Reinsurance

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Corporation (A. M. Best Rating: Not rated) and Spartan Property Insurance Company (A. M. Best Rating: Not rated). The related receivables of Spartan Property Insurance Company and London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At March 31, 2014, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

8. Deferred Acquisition Costs

Deferred Acquisition Costs - Insurance Related
The following table presents the amortization of deferred acquisition costs for the Company's insurance contracts:

	For the Three Months Ended March 31,
	2014	2013
Total amortization of deferred acquisition costs - insurance related	$17,242	$16,291

Deferred Acquisition Costs - Non-insurance Related
The following table presents the amortization of deferred acquisition costs for the Company's non-insurance products:

	For the Three Months Ended March 31,
	2014	2013
Total amortization of deferred acquisition costs - non-insurance related	$14,497	$19,815

9. Divestitures

Discontinued Operations
On December 31, 2013, the Company completed the previously announced sale of all of the issued and outstanding stock of its subsidiaries Bliss and Glennon and eReinsure, to AmWINS Holdings, LLC, a North Carolina limited liability company ("AmWINS") (the "Disposition"), pursuant to the terms of the Stock Purchase Agreement (the "Purchase Agreement"), dated December 2, 2013.

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

As a result of the Disposition, the Company no longer operates in the businesses of wholesale insurance brokerage and selling or licensing of a computerized system or platform for the negotiation and/or placement of facultative reinsurance. As of and after December 31, 2013, the Company does not beneficially own the disposed businesses and will no longer consolidate Bliss and Glennon or eReinsure into its financial results. The historical financial results of the disposed businesses for periods prior to the Disposition are reflected in the Company's Consolidated Statements of Income as income from discontinued operations - net of tax. The Company allocated interest expense to the discontinued operations based on the anticipated net proceeds that would be applied to the repayment of the credit facilities outstanding at the respective time, multiplied by the respective interest rate of the credit facilities at the respective time.

The following table presents the assets and liabilities of the discontinued operations included on the Consolidated Balance Sheets:

	At
	March 31, 2014	December 31, 2013
Assets:
Other receivables	$791	$791
Assets of discontinued operations	$791	$791

Liabilities:
Accrued expenses, accounts payable and other liabilities	$1,236	$2,708
Income taxes payable	—	5,895
Liabilities of discontinued operations	$1,236	$8,603

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the amounts related to the Company's discontinued operations in the Consolidated Statements of Income for the following period:

For the Three Months Ended
March 31, 2013
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$9,731
Net investment income	6
Total revenues	9,737

Expenses:
Personnel costs	5,049
Other operating expenses	1,342
Depreciation and amortization	141
Amortization of intangibles	480
Interest expense	591
Total expenses	7,603
Income from discontinued operations before income taxes	2,134
Income taxes - discontinued operations	872
Income from discontinued operations - net of tax	$1,262

10. Other Intangible Assets

The following table presents finite-lived other intangible assets and their respective amortization periods:

				At March 31, 2014			At December 31, 2013
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7	to	15	$40,075	$(14,337)	$25,738	$40,075	$(13,262)	$26,813
Tradenames	8	to	10	1,460	(166)	1,294	1,460	(128)	1,332
Software	2.25	to	10	5,336	(3,117)	2,219	5,336	(2,930)	2,406
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	1,378	(912)	466	1,378	(895)	483
Total finite-lived other intangible assets				$48,797	$(19,080)	$29,717	$48,797	$(17,763)	$31,034

The following table presents the carrying amount of indefinite-lived other intangible assets:	At
	March 31, 2014	December 31, 2013
Tradenames	$17,764	$17,764
Licenses	375	375
Total	$18,139	$18,139

The following table presents the activity in other intangible assets:

Balance at December 31, 2013	$49,173
Less: amortization expense	1,317
Balance at March 31, 2014	$47,856

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31:

Estimated Amortization Expense
Remainder of 2014	$3,952
2015	5,115
2016	4,868
2017	3,648
2018	2,230
Thereafter	9,904
Total	$29,717

11. Variable Interest Entity

In July 2011, the Company sold its 100% interest in CIRG. The consideration included a note receivable, with a first priority lien security interest in the assets of CIRG and other property of the buyers. As previously disclosed, the Company has a variable interest in CIRG. Prior to March 31, 2014, the Company did not consolidate CIRG into its results, because the Company was not the primary beneficiary.

During 2013, the buyers were unable to make the scheduled payments on the note, and the parties executed a forbearance agreement along with a security agreement and a subordination agreement designed to allow more flexibility in timing of repayment. The Company also provided $0.1 million in short term funding.

In March 2014, the Company notified the buyers of the cessation of forbearance, and began to exercise certain of the rights and remedies afforded by the note and related agreements to preserve its economic interest, including steps to protect assets of CIRG. The Company also provided additional short term funding. The Company has not taken ownership of CIRG, but the Company now has power over the VIE, and has consolidated the immaterial balances of CIRG as of March 31, 2014.

In March 31, 2014, the Company established an allowance for the full value of the note and accrued interest, incurring a charge of $1.3 million. The Company's maximum exposure to further loss in the VIE is limited to the balance of the short term funding.

At
March 31, 2014
The Company's maximum exposure to loss in the VIE	$174

12. Notes Payable

The Company's Notes Payable consisted of the following:	At
	March 31, 2014	December 31, 2013
Wells Fargo Bank, N.A. credit facility, maturing August 2019 (1)	$7,067	$—
Synovus Bank, revolving line of credit, maturing April 2017	6,098	3,273
Total	$13,165	$3,273

Maximum balance allowed on the Wells Fargo Bank, N.A. credit facility (1)	$100,000	$75,000
Interest rate at the end of the respective period, Wells Fargo Bank, N.A. credit facility (2)	4.25%	—%

Maximum balance allowed on the Synovus Bank, revolving line of credit	$15,000	$15,000
Interest rate at the end of the respective period, Synovus Bank, revolving line of credit	3.24%	3.24%
(1) - The maturity date was extended to August 2, 2019 and the maximum balance was increased to $100.0 million, effective April 11, 2014.
(2) - At December 31, 2013 the Company had no borrowings outstanding under the Revolving Facility, thus no interest rate can be defined.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the aggregate maturities for the Company's notes payable by year at March 31, 2014:

Maturities
Remainder of 2014	$6,098
2015	—
2016	—
2017	—
2018	—
Thereafter (1)	7,067
Total maturities	$13,165
(1) - Effective April 11, 2014, the maturity date was extended to August 2, 2019.

$100.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
On April 11, 2014 the Company amended the original credit agreement, entered into on August 2, 2012, (as amended, the "Credit Agreement"), with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement provides for an extended maturity to August 2, 2019 (subject to earlier termination) and an increased revolving credit facility of $100.0 million (the "Revolving Facility") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. The Credit Agreement also contains financial covenants, which the Company must maintain. See the section below, "Financial Covenants" for a presentation of the Company's more significant covenants associated with the Credit Agreement. The amendment to the Credit Agreement also serves to (1) reduce the interest rate margin on revolving loans by 0.35% for each pricing level and (2) reduce the unused line fee paid on undrawn revolving commitments by 0.05% for each pricing level.

Financial Covenants - Secured Credit Agreement - Wells Fargo Bank, N.A.
At March 31, 2014 and December 31, 2013, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at March 31, 2014 and the calculations used to arrive at each ratio (capitalized terms used but not defined in this paragraph are defined in the Credit Agreement or as otherwise provided below):

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Credit Agreement's more significant financial covenants at March 31, 2014, except for the RBC ratios, which under the Credit Agreement reflect the ratios calculated as of the most recent year-end, in this case, December 31, 2013:

		Actual At
Covenant	Covenant Requirement	March 31, 2014
Total leverage ratio	not more than 3.25	0.84
Fixed charge coverage ratio	not less than 2.00	3.51
Reinsurance ratio	not less than 50%	68.0%

		Actual At
		December 31, 2013
RBC Ratios:
RBC Ratio - Bankers Life of Louisiana	not less than 250%	435.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,096.0%
RBC Ratio - Insurance Company of the South	not less than 250%	366.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	305.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	430.0%
RBC Ratio - Response Indemnity Company of California	not less than 250%	39,754.0%

$15.0 million Revolving Line of Credit - Synovus Bank
At March 31, 2014, the Company's subsidiary, South Bay had a $15.0 million revolving line of credit agreement (the "Line of Credit") with Synovus Bank, entered into in October 2013, with a maturity date of April 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR. South Bay uses the Line of Credit for its premium-financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables less an applicable reserve of $500,000. At March 31, 2014, the balance of premium financing receivables included in notes receivable, net, on the Consolidated Balance Sheet, totaled $9.8 million. At March 31, 2014, South Bay was in compliance with the covenants required by the Line of Credit.

13. Derivative Financial Instruments - Interest Rate Swap

The Company has an interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap, which is designated as a cash flow hedge, commenced in June 2012 and expires in June 2017. The following table presents the fair value (including accrued interest) and the related outstanding notional amount of the Company's single derivative instrument and indicates where within the Consolidated Balance Sheets each amount is reported:

	Balance Sheet Location	At
		March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedging instruments:
Interest rate swap - notional value		$35,000	$35,000
Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	2,693	2,930
Unrealized loss, net of tax, on the fair value of the Swap	AOCI	1,751	1,904
Variable rate of the interest rate swap		0.23%	0.24%
Fixed rate of the interest rate swap		3.47%	3.47%

The following table presents the pretax impact of the Swap on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended March 31,
	2014	2013
(Loss) gain recognized in AOCI on the derivative-effective portion	$(45)	$32

Loss reclassified from AOCI into income-effective portion	$282	$277

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

At
March 31, 2014
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,133

14. Stock-Based Compensation

Stock Options
The Company granted 15,000 time-based stock options during the three months ended March 31, 2014, which vest in equal amounts on each of the four anniversaries of the grant date. The following table presents the Company's time-based and performance-based stock option activity for the current period:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)
Balance, December 31, 2013	1,930,407	$4.22	1,806,251	$3.98	289,306	$8.46	—	$—
Granted	15,000	8.27	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Exercised	(391,389)	3.10	(391,389)	3.10	—	—	—	—
Canceled/forfeited	(74,176)	7.90	(74,176)	7.90	—	—	—	—
Balance, March 31, 2014	1,479,842	$4.37	1,340,686	$4.01	289,306	$8.46	—	$—

Weighted average remaining contractual term at March 31, 2014 (in years)	3.8		3.3		8.5		—

The following table presents the weighted average assumptions used to estimate the fair values of all stock options granted during the three months ended March 31, 2014:

Assumptions
Expected term (years)	6.25
Expected volatility	33.83%
Expected dividends	—%
Risk-free rate	2.19%

Restricted Stock Awards
During the three months ended March 31, 2014, the Company granted 30,000 time-based restricted stock awards to its Chief Executive Officer and 75,000 time-based restricted stock awards, equally distributed to five of its Directors. These awards will vest in equal amounts on each of the three anniversaries of the grant date.

The following table presents the Company's time-based and performance-based restricted stock award activity for the current period:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares outstanding at December 31, 2013	139,680	$8.59	130,629	$10.20
Grants	105,000	7.26	—	—
Vests	(45,000)	8.51	—	—
Forfeitures	—	—	—	—
Shares outstanding at March 31, 2014	199,680	$7.91	130,629	$10.20

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Stock-based Compensation Expense
The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2014	2013
Personnel costs	$160	$185
Other operating expenses	132	118
Income tax benefit	(112)	(116)
Net stock-based compensation expense	$180	$187

Additional information on total non-vested stock-based compensation is as follows:	At March 31, 2014
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$398	$1,517
Weighted-average recognition period (in years)	3.2	3.6

For the three months ended March 31, 2014, the Company did not recognize expense on 149,306 performance-based stock options and 49,768 performance-based restricted stock awards because the attainment of the performance metrics associated with these awards was not probable based on current projections.

15. Income Taxes

The following table presents the provision for income taxes for both continuing and discontinued operations:

	For the Three Months Ended March 31,
	2014	2013
Income taxes - continuing operations	$1,982	$482
Income taxes - discontinued operations	—	872
Income taxes	$1,982	$1,354

The following table presents the provision for income taxes from continuing operations:

	For the Three Months Ended March 31,
	2014	2013
Current	$2,245	$(378)
Deferred	(263)	860
Income taxes - continuing operations	$1,982	$482

The following table presents a reconciliation of income taxes from continuing operations calculated at the federal statutory rate of 35% and the income tax expense attributable to continuing operations for the following periods:

	For the Three Months Ended March 31,
	2014		2013
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$2,009	35.00%	$886	35.00%
Effect of:
Small life deduction	(107)	(1.86)	(109)	(4.31)
Non-deductible expenses	22	0.38	18	0.71
Tax exempt interest	(34)	(0.59)	(31)	(1.22)
State taxes	162	2.82	59	2.33
Non-controlling interest	(304)	(5.30)	(286)	(11.30)
Other, net	234	4.08	(55)	(2.17)
Income taxes - continuing operations	$1,982	34.53%	$482	19.04%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At March 31, 2014, the Company had a net operating loss carry forward of $0.6 million, which is subject to certain limitations under IRC Section 382 and will begin to expire in December 31, 2025. The Company expects to utilize the full amount of the net operating loss carryforward.

The Company has reviewed its uncertain tax positions and management has concluded that there are no additional amounts required to be recorded.

In 2012, the Company was under examination by the Internal Revenue Service ("IRS") for the 2010 and 2009 tax years. In February 2013, the IRS completed its field audit for those tax years and presented its findings.  The Company agreed to those findings and expensed $57.0 thousand in the first quarter of 2013.

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

16. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,974	$10,974	$21,681	$21,681
Restricted cash	17,852	17,852	17,293	17,293
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	47,166	47,166	51,435	51,435
Municipal securities	28,737	28,737	24,547	24,547
Corporate securities	58,824	58,824	55,360	55,360
Obligations of foreign governments	999	999	409	409
Equity securities:
Common stock - publicly traded	47	47	47	47
Preferred stock - publicly traded	5,549	5,549	5,087	5,087
Common stock - non-publicly traded	51	51	51	51
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	15,912	15,912	11,920	11,920
Accounts and premiums receivable, net	20,526	20,526	18,702	18,702
Other receivables	28,376	28,376	33,409	33,409
Short-term investments	871	871	871	871
Total financial assets	$236,897	$236,897	$241,825	$241,825

Financial liabilities:
Notes payable	$13,165	$13,165	$3,273	$3,273
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	2,693	2,693	2,930	2,930
Total financial liabilities	$50,858	$50,858	$41,203	$41,203

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

	At March 31, 2014
		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$47,166	$—	$47,166	$—
Municipal securities	28,737	—	28,737	—
Corporate securities	58,824	—	58,824	—
Obligations of foreign governments	999	—	999	—
Equity securities:
Common stock - publicly traded	47	47	—	—
Preferred stock - publicly traded	5,549	5,549	—	—
Common stock - non-publicly traded	51	—	—	51
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	871	871	—	—
Total assets	$143,257	$6,467	$135,726	$1,064

Financial Liabilities:
Interest rate swap	$2,693	$—	$2,693	$—

	At December 31, 2013
		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$51,435	$—	$51,435	$—
Municipal securities	24,547	—	24,547	—
Corporate securities	55,360	—	55,360	—
Obligations of foreign governments	409	—	409	—
Equity securities:
Common stock - publicly traded	47	47	—	—
Preferred stock - publicly traded	5,087	5,087	—	—
Common stock - non-publicly traded	51	—	—	51
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	871	871	—	—
Total Assets	$138,820	$6,005	$131,751	$1,064

Financial Liabilities:
Interest rate swap	$2,930	$—	$2,930	$—
There were no transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2014. The Company's use of Level 3 unobservable inputs included six individual securities that accounted for 0.7% of total investments at March 31, 2014. The Company utilized an independent third party pricing service to value four of the Level 3 securities. The values of two equity securities in Level 3, which are non-publicly traded preferred stocks, were calculated by the Company. One of the equity securities, with a value of $1.0 million was valued by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer. While one of the Level 3 equity securities, with a value of $13.0 thousand, was valued by estimating the total value of the Class-A shares outstanding by the issuer and a review of the company's audited financial statements. At December 31, 2013, the Company had six individual securities valued under Level 3 that accounted for 0.8% of total investments.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the changes in Level 3 assets measured at fair value:	For the Three Months Ended March 31,
	2014	2013
Beginning balance, January 1,	$1,064	$1,123
Total investment gains or losses (realized/unrealized):
Included in other comprehensive (loss)	—	(25)
Transfers (out of) Level 3	—	(27)
Ending balance, March 31,	$1,064	$1,071

17. Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the Consolidated Financial Statements. The following table sets forth the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	For the Three Months Ended March 31,	For the Twelve Months Ended December 31,
	2014	2013
Ordinary dividends	$—	$2,383
Extraordinary dividends	—	—
Total dividends	$—	$2,383

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	At
	March 31, 2014	December 31, 2013
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$75,079	$69,269

Required minimum statutory capital and surplus	$17,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$4,244	$3,989

At March 31, 2014, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was $4.2 million. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of March 31, 2014 and December 31, 2013, respectively.

18. Commitments and Contingencies

Commitments
The Company, in the ordinary course of normal business, may enter from time to time into certain contractual obligations or commitments. The Company's commitments, as of March 31, 2014, have not materially changed from those disclosed in the note "Commitments and Contingencies," in the Company's 2013 Form 10-K.

Contingencies
The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters in existence at March 31, 2014 are reserved against, covered by insurance or would not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The Company is currently a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky.  A class was certified on June 25, 2010.  At issue is the duration or term of coverage under certain policies.  The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud.  The action seeks compensatory and punitive damages, attorney fees and interest.  The parties are currently involved in the merits discovery phase and discovery disputes have arisen.  Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with the Company's efforts to locate and gather certificates and other documents from the Company's agents.  While the court did not award sanctions, it did order the Company to subpoena certain records from its agents.  In an effort to prevent the trial court from enforcing the order, the Company filed a Writ of Prohibition, which the Kentucky Court of Appeals denied on August 31, 2012.  In response, the Company filed a motion for discretionary review of the Writ of Prohibition.  The Company also filed a direct appeal of the same order, on the grounds that the order could be construed as a finding of contempt on the part of the Company.  The Court of Appeals dismissed the direct appeal on September 13, 2013, which prompted the Company to file a motion for discretionary review of the direct appeal.  The Kentucky Supreme Court denied the Writ of Prohibition on November 21, 2013, and subsequently denied the direct appeal in April 2014.  No hearings are currently scheduled and no trial date has been set.

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

19. Related Party Transactions

In conjunction with the December 31, 2012 acquisition of ProtectCELL, the Company assumed an office space lease between ProtectCELL and 39500 High Pointe, LLC ("High Pointe"). The ownership of High Pointe includes three members who were the founding members of ProtectCELL and are now employees of the Company. The table below presents the lease payments made to High Pointe.

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

An executive officer of ProtectCELL owned multiple wireless retail locations, which sell ProtectCELL protection plans to wireless retail customers. The executive sold these wireless retail locations in February 2014. The table below presents the income recorded on and the commissions paid for this related party agreement.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who had consulting relationships with the Company. The lease with Source, which expired on December 31, 2013, was not renewed since the operations of 4Warranty were moved to the Company's main office. The table below presents the lease payments made to Source during the three months ended March 31, 2013.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. In conjunction with this Marketing Agreement, during April 2013, the Company entered into an agreement under which the Marketer began selling insurance-related products of the Company to the Marketer's customers. The Company recorded income and paid claims, associated with the sale of the Company's insurance-related products, for the three months ended March 31, 2014, which are reflected in the table below.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the amounts recorded on the Company's Consolidated Statements of Income resulting from related party transactions:

	For the Three Months Ended March 31,
	2014	2013
Income recorded by ProtectCELL for protection plans sold	$307	$507
Income recorded for the sale of the Company's insurance-related products under the Marketing Agreement	317	—
Total related party income recorded by the Company	$624	$507

Interest income recorded on the High Pointe note receivable	$—	$21

Lease expense paid to High Pointe	$104	$94
Lease expense paid to Source	—	29
Total related party lease expense	$104	$123

Commissions paid by ProtectCELL for protection plans sold	$122	$205

Claims paid on the Company's insurance-related products under the Marketing Agreement	$23	$—

The following table presents the amounts recorded on the Company's Consolidated Balance Sheets from related party transactions:
	At
	March 31, 2014	December 31, 2013
Accounts receivable from related parties	$—	$113

20. Subsequent Events

The Company measures subsequent events through the date of the filing of its Consolidated Financial Statements. Management has determined that the following events merit disclosure as subsequent events:

Amended Secured Credit Agreement - Wells Fargo Bank, N.A.
As disclosed on April 16, 2014, in the Company's Current Report on Form 8-K, effective April 11, 2014, the Company entered into the Second Amendment to the Credit Agreement. For more information, please see the note, "Note Payable."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") represents an overview of our results of operations and financial condition. The MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in ITEM 1 of this Form 10-Q. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in PART II, "ITEM 1A. Risk Factors" of this Form 10-Q.

Critical Accounting Policies
Fortegra's critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2014 are unchanged from those presented in the MD&A of Fortegra's 2013 Form 10-K.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards see the Note "Recent Accounting Standards" of the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q.

Components of Revenues and Expenses
For a complete discussion of our "Components of Revenues and Expenses," please see the MD&A in Part II, Item 7, of Fortegra's 2013 Form 10-K.

Use of Non-GAAP Financial Measures
Management uses certain Non-GAAP financial measures in its analysis of our operating performance.  See "Use of Non-GAAP Financial Information" in this MD&A for a reconciliation of these comparable financial measures based on U.S. GAAP.

EXECUTIVE SUMMARY
The following provides an overview of events and financial results for the three months ended March 31, 2014:

Overview of Events
On December 31, 2012, we acquired ProtectCELL and 4Warranty. Their impact on our financial results began in 2013.

In January 2013, we announced a plan to consolidate our fulfillment, claims administration and information technology functions (the "Plan"). Prior to the Plan, such functions resided in individual business units. The decision was part of our efforts to streamline operations, focus resources and provide first-in-class service to our customers. During the first quarter of 2013, we eliminated approximately 40 employee and contract positions.

On December 31, 2013, we completed the sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon and eReinsure, to AmWINS (the "Disposition"). See the Note, "Divestitures" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information.

In March 2014, in the exercise of our rights as a secured creditor, we took measures to protect certain assets of CIRG, a previously unconsolidated VIE, and booked an allowance for potential non-performance of the underlying note receivable guaranteed by CIRG.

On April 11, 2014, we amended our Credit Agreement with Wells Fargo Bank, N.A., which increased our available line of credit to $100.0 million from $75.0 million, extended the maturity by two years to August 2019 and provided us with a more favorable interest rate schedule and unused line fees.

Overview of Financial Results
Our income from continuing operations before non-controlling interests for the three months ended March 31, 2014 increased $1.7 million, or 83.5%, to $3.8 million from $2.0 million for the three months ended March 31, 2013. This increase was primarily due to revenue growth, particularly in our payment protection products and ProtectCELL products, and our management of operating expenses.

For the three months ended March 31, 2014, our total revenues increased $10.4 million, or 12.9%, to $90.5 million from $80.2 million for the three months ended March 31, 2013. The increase in revenues for 2014 includes organic growth of $5.2 million and $5.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition. The organic growth is primarily attributable to increases of $3.4 million in ceding commissions and $1.8 million in net earned premium from our payment protection products, and $3.6 million of higher service and administration fees from ProtectCELL products. These increases were partially offset by a $2.7 million decrease in motor club revenues and a $1.1 million decrease in our insurance client administrative revenues.

Total expenses increased $7.2 million, or 9.2%, to $84.8 million for the three months ended March 31, 2014 from $77.6 million for the same period in 2013. In the current quarter, there was a $1.3 million increase in member benefit claims compared to the first quarter of 2013 due primarily to revenue growth, and a $1.3 million charge to expenses associated with the allowance established against the CIRG note receivable. In the first quarter of 2013 we incurred $1.2 million of costs associated with the Plan. In addition, total expenses increased $5.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition, primarily in commissions.

Net revenues, a Non-GAAP measure, increased $4.1 million, or 16.3%, to $29.0 million for the quarter ended March 31, 2014 compared to $24.9 million for the same period in 2013. This increase represents the organic growth in total revenues, partially offset by corresponding increases in net losses and loss adjustment expenses and member benefit claims.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from continuing operations, a Non-GAAP measure, increased $3.2 million, or 53.0%, to $9.2 million for the quarter ended March 31, 2014 compared to $6.0 million for the same period in 2013. The EBITDA from continuing operations margin, a Non-GAAP measure, was 31.9% for the quarter ended March 31, 2014 compared to 24.2% for the quarter ended March 31, 2013.

Net income attributable to Fortegra Financial Corporation (which includes the impact of discontinued operations) increased $0.4 million, or 16.2%, to $2.9 million for the three months ended March 31, 2014 from $2.5 million for the three months ended March 31, 2013. Earnings per diluted share attributable to Fortegra Financial Corporation increased 16.7% to $0.14 for the three months ended March 31, 2014 from $0.12 for the same period in 2013.

RESULTS OF OPERATIONS
The following table presents our Consolidated Statements of Income for the following periods:

(in thousands, except shares, per share amounts and percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change from 2013	% Change from 2013
Revenues:
Service and administrative fees	$43,968	$38,858	$5,110	13.2%
Ceding commissions	10,549	7,163	3,386	47.3
Net investment income	707	903	(196)	(21.7)
Net realized investment gains	1	7	(6)	(85.7)
Net earned premium	34,928	33,142	1,786	5.4
Other income	375	91	284	312.1
Total revenues	90,528	80,164	10,364	12.9
Expenses:
Net losses and loss adjustment expenses	10,826	10,535	291	2.8
Member benefit claims	10,671	9,366	1,305	13.9
Commissions	40,071	35,362	4,709	13.3
Personnel costs	10,191	10,797	(606)	(5.6)
Other operating expenses	8,225	8,075	150	1.9
Depreciation and amortization	1,249	1,177	72	6.1
Amortization of intangibles	1,317	1,468	(151)	(10.3)
Interest expense	920	853	67	7.9
Loss on note receivable	1,317	—	1,317	100.0
Total expenses	84,787	77,633	7,154	9.2
Income from continuing operations before income taxes	5,741	2,531	3,210	126.8
Income taxes - continuing operations	1,982	482	1,500	311.2
Income from continuing operations before non-controlling interests	3,759	2,049	1,710	83.5
Discontinued operations:
Income from discontinued operations - net of tax	—	1,262	(1,262)	(100.0)
Discontinued operations - net of tax	—	1,262	(1,262)	(100.0)
Net income before non-controlling interests	3,759	3,311	448	13.5
Less: net income attributable to non-controlling interests	861	818	43	5.3
Net income attributable to Fortegra Financial Corporation	$2,898	$2,493	$405	16.2%

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.15	$0.06
Discontinued operations - net of tax	—	0.07
Net income attributable to Fortegra Financial Corporation	$0.15	$0.13

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.14	$0.06
Discontinued operations - net of tax	—	0.06
Net income attributable to Fortegra Financial Corporation	$0.14	$0.12

Weighted average common shares outstanding:
Basic	19,651,256	19,556,743
Diluted	20,436,442	20,625,041

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended March 31, 2014 increased $5.1 million, or 13.2%, to $44.0 million from $38.9 million for the three months ended March 31, 2013. The increase included $5.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition. Organic revenue growth from our ProtectCELL products of $3.6 million was offset by decreases of $2.7 million in motor club revenues and $1.1 million in insurance client administrative revenues.

Ceding Commissions
Ceding commissions for the three months ended March 31, 2014 increased $3.4 million, or 47.3%, to $10.5 million from $7.2 million for the three months ended March 31, 2013. This increase primarily resulted from growth in ceded credit insurance service and administrative fees from both higher direct premium volume and increased ceding percentages on our recently amended reinsurance agreements with London Life and London International. In addition, underwriting profits increased due to favorable loss ratios in the ceded credit insurance business. For the three months ended March 31, 2014, ceding commissions included $7.6 million in service and administrative fees, $2.9 million in underwriting profits and $0.1 million in net investment income.

Net Investment Income
Net investment income for the three months ended March 31, 2014 decreased $0.2 million, or 21.7%, to $0.7 million from $0.9 million for the three months ended March 31, 2013. The decrease was primarily attributable to $0.1 million of investment income attributable to ProtectCELL recorded in 2013 that was not repeated in 2014, along with a decrease in the overall yield of the investment portfolio. The yield on the investment portfolio at March 31, 2014 was 1.73% compared to 2.96% at March 31, 2013.

Net Realized Investment Gains
Net realized gains on the sale of investments and the gross proceeds from the sales of investments were insignificant to our results of operations for both the three months ended March 31, 2014 and 2013.

Net Earned Premium
Net earned premium for the three months ended March 31, 2014 increased $1.8 million, or 5.4%, to $34.9 million from $33.1 million for the three months ended March 31, 2013. This increase was primarily due to growth in direct and assumed earned premium of $16.4 million resulting from increased production from existing and new clients distributing our credit insurance, warranty, and auto products, and from geographic expansion. Because of this increase in production and the increased ceding percentages on our reinsurance program with London Life and London International, ceded earned premiums increased $14.6 million, or 24.7%, for the three months ended March 31, 2014. On average, we maintained a 67.8% overall cession rate of direct and assumed earned premium for the three months ended March 31, 2014 compared with 64.0% for the same period in 2013.

Other Income
Other income for the three months ended March 31, 2014 increased $0.3 million, or 312.1%, to $0.4 million from $0.1 million for the three months ended March 31, 2013. Other income for the 2014 period includes $0.3 million of interest income from our premium- financing program for South Bay, which began late in 2013.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended March 31, 2014 increased $0.3 million, or 2.8%, to $10.8 million, from $10.5 million for the three months ended March 31, 2013.  Our net losses and loss adjustment expense ratio of 31.0% in 2014 was similar to prior periods. The increase in net losses and loss adjustment expenses was primarily driven by increased earned premiums. For the 2014 period, our direct and assumed losses increased by $5.1 million, or 24.1%, as compared with the same period in 2013. For the 2014 period, our ceded losses were higher by $4.8 million, or 45.6%, compared with the same period in 2013, partially offsetting the increase in direct and assumed losses, which resulted predominantly from the changes in our reinsurance program with London Life and London International. The overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended March 31, 2014 increased to 58.5%, from 49.9% for the same period in 2013, with the increase primarily attributable to the change in the reinsurance program noted above.

Member Benefit Claims
Member benefit claims for the three months ended March 31, 2014 increased $1.3 million, or 13.9%, to $10.7 million, from $9.4 million for the three months ended March 31, 2013. This increase resulted principally from a $1.1 million increase in ProtectCELL member benefits claims, correlated to organic growth in related revenues.

Commissions
Commissions for the three months ended March 31, 2014 increased $4.7 million, or 13.3%, to $40.1 million, from $35.4 million for the three months ended March 31, 2013. The increase included $4.8 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition. Increases of $0.6 million due to ProtectCELL organic revenue growth, and $1.5 million due to growth in credit insurance production were offset by a decrease of $2.5 million in motor club commissions resulting from the decrease in motor club revenues.

Personnel Costs
Personnel costs for the three months ended March 31, 2014 decreased $0.6 million, or 5.6%, to $10.2 million from $10.8 million for the three months ended March 31, 2013. The 2013 amount included $1.2 million in non-recurring costs associated with the Plan. For the three months ended March 31, 2014, compared to 2013, personnel costs of ProtectCELL increased $0.9 million as a result of adding staff during 2013 to support growth. These higher costs were partially offset by savings in other areas. We employed a total of 500 people at March 31, 2014 compared to 457 at March 31, 2013. Stock-based compensation expense included in personnel costs totaled $0.2 million for both the three months ended March 31, 2014 and 2013.

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2014 increased $0.2 million, or only 1.9%, to $8.2 million from $8.1 million for the three months ended March 31, 2013. .

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2014 increased $72.0 thousand, or 6.1%, to $1.2 million compared to the three months ended March 31, 2013, due to higher levels of depreciable and amortizable assets in service during 2014 compared to the same period in 2013.

Amortization of Intangibles
Amortization expense on intangibles for the three months ended March 31, 2014 decreased $0.2 million or 10.3% to $1.3 million from $1.5 million for the three months ended March 31, 2013 due to a lower level of amortizable intangible assets in the 2014 period compared to the same period in 2013.

Interest Expense
Interest expense for the three months ended March 31, 2014 increased $67.0 thousand, or 7.9%, compared to the three months ended March 31, 2013. The increase in 2014 was attributable to the additional interest expense incurred on borrowings under our line of credit with Synovus supporting our premium receivable product.

Loss on Note Receivable
For the three months ended March 31, 2014, we recorded a $1.3 million loss resulting from establishing the allowance against the CIRG note receivable, which we entered into in connection with the sale of CIRG in July of 2011.

Income Taxes
Income taxes for the three months ended March 31, 2014 increased $1.5 million, or 311.2%, to $2.0 million from $0.5 million for the three months ended March 31, 2013, with the increase primarily attributable to a higher level of pretax income and a lower level of tax preference items in 2014 compared to 2013. Our effective tax rate was 34.5% for the three months ended March 31, 2014 compared to 19.0% for the same period in 2013. The higher rate for the 2014 period was attributable to the lower amount of tax preference items in the period, compared to 2013, which increased the amount of overall income taxes. See the Note, "Income Taxes" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information and a reconciliation of the items impacting our income taxes and our effective tax rate.

Divestitures - Discontinued Operations
On December 31, 2013, we completed the previously announced sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon and eReinsure.com, to AmWINS, pursuant to the terms of the Purchase Agreement. As consideration for the Disposition, we received net cash proceeds of $81.8 million, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. We utilized the cash proceeds received on December 31, 2013 to pay off our existing credit facility with Wells Fargo Bank, N.A. Due to the Disposition, we no longer operate in the businesses of wholesale insurance brokerage and selling or licensing of a computerized system or platform for the negotiation and/or placement of facultative reinsurance. The following table presents the amounts related to discontinued operations in the Consolidated Statements of Income:

(in thousands)	For the Three Months Ended
March 31, 2013
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$9,731
Net investment income	6
Total revenues	9,737
Expenses:
Personnel costs	5,049
Other operating expenses	1,342
Depreciation and amortization	141
Amortization of intangibles	480
Interest expense	591
Total expenses	7,603
Income from discontinued operations before income taxes	2,134
Income taxes - discontinued operations	872
Discontinued operations - net of tax	$1,262

See the Notes, "Summary of Significant Accounting Policies - Discontinued Operations" and "Divestitures" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information.

USE OF NON-GAAP FINANCIAL INFORMATION
We present certain additional financial measures related to our business that are "Non-GAAP measures" within the meaning of Item 10 of Regulation S-K under the Securities Act of 1934. We present these Non-GAAP measures to provide investors with additional information to analyze our performance from period to period.  Management also uses these measures to assess performance and to allocate resources in managing our businesses.  However, investors should not consider these Non-GAAP measures as a substitute for the financial information that we report in accordance with U.S. GAAP.  These Non-GAAP measures reflect subjective determinations by management, and may differ from similarly titled Non-GAAP measures presented by other companies.

In this Form 10-Q, we present Net revenues, Operating expenses, and EBITDA from continuing operations and Adjusted EBITDA from continuing operations. These financial measures are considered Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. Net revenues are total revenues less net losses and loss adjustment expenses, member benefit claims, and commission expenses. Operating expenses are the sum of personnel costs and other operating expenses. EBITDA is net income before interest expense, income taxes, net income attributable to non-controlling interests, depreciation and amortization. Adjusted EBITDA from continuing operations means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Wells Fargo Bank, N.A., which in general terms means consolidated net income before non-controlling interests, consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense, relating to continuing operations. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense, and unusual or non-recurring charges and items that affect comparability of results. The calculations below do not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA from continuing operations reflected in the table. We believe presenting EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides investors with supplemental financial measures of our operating performance.

In addition to the financial covenant requirements under our credit facility, management uses Net revenues, Operating expenses, EBITDA from continuing operations and Adjusted EBITDA from continuing operations as financial measures of operating performance for planning purposes, which may include, but are not limited to, the preparation of budgets and projections, the determination of bonus compensation for executive officers, the analysis of the allocation of resources and the evaluation of the effectiveness of business strategies. We use Net revenues as another means of understanding product contributions to our results. We use Operating expenses to reconcile from Net revenues to EBITDA. Although we use EBITDA from continuing operations and Adjusted EBITDA from continuing operations as financial measures to assess the operating performance of our business, both measures have significant limitations as analytical tools because they exclude certain material expenses. For example, they do not include interest expense and the payment of income taxes, which are both a necessary element of our costs and operations. Since we use property and equipment to generate service revenues, depreciation expense is a necessary element of our costs. In addition, the omission of amortization expense associated with our intangible assets further limits the usefulness of these financial measures. Management believes the inclusion of the adjustments to EBITDA from continuing operations and Adjusted EBITDA from continuing operations are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future. Because EBITDA from continuing operations and Adjusted EBITDA from continuing operations do not account for these expenses, its utility as a financial measure of our operating performance has material limitations. Due to these limitations, management does not view EBITDA from continuing operations and Adjusted EBITDA from continuing operations in isolation or as primary financial performance measures.

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

The following table presents a reconciliation of the components of net revenues for the following periods:

	For the Three Months Ended March 31,
	2014	2013
Total revenues	90,528	80,164
Less :
Net losses and loss adjustment expenses	10,826	10,535
Member benefit claims	10,671	9,366
Commissions	40,071	35,362
Net Revenues	$28,960	$24,901

The following table presents a reconciliation of the components of operating expenses for the following periods:

	For the Three Months Ended March 31,
	2014	2013
Personnel costs	10,191	10,797
Other operating expenses	8,225	8,075
Operating expenses	$18,416	$18,872

The following table presents a reconciliation of income from continuing operations before non-controlling interests to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Income from continuing operations before non-controlling interests	$3,759	$2,049
Depreciation	1,249	1,177
Amortization of intangibles	1,317	1,468
Interest expense	920	853
Income taxes	1,982	482
EBITDA from continuing operations	9,227	6,029
Transaction costs (1)	10	86
Restructuring expenses	—	1,154
Stock-based compensation expense	290	304
Loss on note receivable	1,317	—
Adjusted EBITDA from continuing operations	$10,844	$7,573

EBITDA from continuing operations margin (2)	31.9%	24.2%
Adjusted EBITDA from continuing operations margin (3)	37.4%	30.4%

(1) Represents transaction costs associated with acquisitions.
(2) EBITDA from continuing operations margin is calculated by dividing EBITDA from continuing operations by Net Revenues.
(3) Adjusted EBITDA from continuing operations margin is calculated by dividing Adjusted EBITDA from continuing operations by Net Revenues.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity from our invested assets, cash flows from operations, ordinary and extraordinary dividend capacity from our subsidiary insurance companies and our credit facilities. When considering our liquidity, it is important to note that our restricted cash is held in a fiduciary capacity and is available only to satisfy certain future cash payment obligations that are recorded as liabilities.

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

Our primary sources of liquidity include our total investments, cash and cash equivalent balances, availability under our revolving credit facilities and dividends and other distributions from our subsidiaries. At March 31, 2014, we had total available-for-sale and short-term investments of $143.3 million, which included restricted investments of $15.9 million. In addition, we had $11.0 million of cash and cash equivalents, and $101.8 million of available capacity on our credit facilities, which includes the additional $25.0 million of capacity discussed below in the section "$100.0 million Secured Credit Agreement - Wells Fargo Bank, N.A." At December 31, 2013, we had total investments of $138.8 million, which included restricted investments of $16.5 million. In addition, we had cash and cash equivalents of $21.7 million and $86.7 million of available capacity on our credit facilities. Our total indebtedness was $48.2 million at March 31, 2014 compared to $38.3 million at December 31, 2013.

We believe that our cash flows from operations and the availability under our credit facilities, combined with our low capital expenditure requirements will provide us with sufficient capital to continue to grow our business over the next several years, although we cannot give any assurances. We intend to use a portion of our available cash flows to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. If we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our credit facilities, as discussed above, under adverse market conditions or in the event of a default under our credit facilities, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing credit facilities upon their respective maturity dates.

Cash Exceeding Federal Deposit Insurance Corporation ("FDIC") Limits
We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts. In the United States, these accounts were fully insured by the FDIC regardless of account balance through the Transaction Account Guarantee ("TAG") program created by Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"). The expiration of the TAG program on December 31, 2012 caused the FDIC's standard insurance limit of $250,000 per depositor per institution to be reimposed on January 1, 2013. Thus, our accounts containing cash and cash equivalents after January 1, 2013 may exceed the FDIC's standard $250,000 insurance limit from time to time.

Our cash balances, including restricted cash, exceeding the FDIC standard insurance limit totaled $10.0 million at March 31, 2014 and $18.9 million at December 31, 2013. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor the depository institutions at which our accounts are maintained, but cannot guarantee that access to our cash and cash equivalents will not be impacted by, or that we will not lose deposited funds exceeding the FDIC standard insurance limit due to, adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

Share Repurchase Plan
We have a share repurchase plan which allows us to purchase up to $15.0 million in total of our common stock from time to time through open market or private transactions. We did not repurchase any common shares during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, we had $7.2 million still available for repurchase under the plan. See PART II, ITEM 2 included in this Form 10-Q, for more information on our share repurchase plan.

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

	For the Three Months Ended	For the Twelve Months Ended
(in thousands)	March 31, 2014	December 31, 2013
Ordinary dividends	$—	$2,383
Extraordinary dividends	—	—
Total dividends	$—	$2,383

Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information.

$100.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
In April 2014, we amended the original credit agreement, entered into on August 2, 2012, (as amended, the "Credit Agreement"), with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement provides for an extended maturity to August 2, 2019 (subject to earlier termination) and an increased revolving credit facility of $100.0 million (the "Revolving Facility") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. The Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the Facilities by an amount not to exceed $50.0 million. The Credit Agreement also contains financial covenants, which we must maintain. The amendment to the Credit Agreement also serves to (1) reduce the interest rate margin on revolving loans by 0.35% for each pricing level and (2) reduce the unused line fee paid on undrawn revolving commitments by 0.05% for each pricing level.

As of March 31, 2014, we were in compliance with the financial covenants contained in the Credit Agreement. Please see the Note, "Notes Payable" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information on the Credit Agreement.

$15.0 million Revolving Line of Credit - Synovus Bank
At March 31, 2014, South Bay had a $15.0 million line of credit agreement (the "Line of Credit") with Synovus Bank, entered into on October 2013, with a maturity date of April 2017. The Line of Credit bears interest at a rate of 300 basis points plus the 90-day LIBOR. South Bay uses the Line of Credit for its premium-financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables less an applicable reserve of $500,000. At March 31, 2014, the balance of premium-financing receivables included in notes receivable, net on the Consolidated Balance Sheet, totaled $9.8 million, and the balance of the Line of Credit included in notes payable on the Consolidated Balance Sheet was $6.1 million.

Preferred Trust Securities
In connection with the Summit Partners Transactions, our subsidiary LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due in 2037. The preferred trust securities accrued interest at a rate of 9.61% per annum until the June 2012 interest payment date; thereafter, interest accrues at a rate of 3-month LIBOR plus 4.10% for each interest rate period. Interest due on the preferred trust securities is payable quarterly. We may redeem the preferred trust securities, in whole or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

At March 31, 2014, we have a single interest rate swap (the "Swap") designated as a cash flow hedge with Wells Fargo Bank, N.A. This instrument swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float, and will expire in June 2017. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall credit quality of the investment portfolio was rated AA- by Standard and Poor's Rating Service at March 31, 2014 and December 31, 2013, respectively.

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

Investment Strategy
Our investment policy and strategy is reviewed and approved by the board of directors of each of our insurance company subsidiaries on a regular basis in order to review and consider investment activities, tactics and new investment opportunities. Our investment strategy seeks long-term returns through disciplined security selection, portfolio diversity and an integrated approach to risk management. We select and monitor investments to balance the goals of safety, stability, liquidity, growth and after-tax total return with the need to comply with regulatory investment requirements. Our investment portfolio is managed by a third-party provider of asset management services, which specializes in the insurance sector. Asset/liability management is accomplished by setting an asset target duration range that is influenced by the following factors: (i) the estimated reserve payout pattern, (ii) the inclusion of our tactical capital market views into the investment decision-making process and (iii) our overall risk tolerance. We aim to achieve a relatively safe and stable income stream by maintaining a broad-based portfolio of investment grade fixed maturity securities. These holdings are supplemented by investments in additional asset types with the objective of further enhancing the portfolio's diversification and expected returns. These additional asset types include common and redeemable preferred stock. We manage our investment risks through consideration of duration of liabilities, diversification, credit limits, careful analytic review of each investment decision, and comprehensive risk assessments of the overall portfolio.

As of March 31, 2014, we held 133 individual fixed maturity and 10 individual equity securities in unrealized loss positions. As of March 31, 2013, we held 39 individual fixed maturity and three individual equity securities in unrealized loss positions. The increase in the number of fixed maturity securities in unrealized loss positions was primarily due to changes in bond yields and the related impact on market prices. We do not intend to sell the investments that were in an unrealized loss position at March 31, 2014 and we believe that it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances.

At March 31, 2014 and March 31, 2013, respectively, based on management's quarterly review, none of our fixed maturity or equity securities were deemed to be other than temporarily impaired. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company, and subsidiary levels on a monthly basis, using trend and variance analysis to project future cash needs, with adjustments made as needed. The following table presents our consolidated cash flows:

(in thousands)	For the Three Months Ended March 31,
Cash provided by (used in):	2014	2013
Operating activities	$(9,891)	$(1,295)
Investing activities	(10,020)	(1,844)
Financing activities	9,204	2,269
Net change in cash and cash equivalents	$(10,707)	$(870)

Our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 includes the cash flows from Bliss and Glennon and eReinsure. Our Consolidated Balance Sheets as of December 31, 2013 reflect Bliss and Glennon and eReinsure as discontinued operations.

Operating Activities
Net cash used in operating activities was $9.9 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The increase was primarily attributable to the payments of discontinued operations liabilities. Also affecting this increase were the payment of taxes and payments associated with other assets.

Investing Activities
Net cash used in investing activities was $10.0 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The increase in net cash used in investing activities was primarily attributable to issuance of additional notes receivable, net of collections, under the South Bay premium financing program, and the cash proceeds received in the prior year quarter for payoff of the $6.1 million related party note receivable, which was not repeated in 2014. In addition, during 2014, there was a lower level of net cash used in net investment portfolio activity, compared to the same period in 2013.

Financing Activities
Net cash provided by financing activities was $9.2 million for the three months ended March 31, 2014 compared to $2.3 million for the three months ended March 31, 2013. The increase in 2014 primarily reflected a greater change in the utilization of our credit facilities during the quarter, compared to the prior year quarter. The increase in 2014 was partially offset by distributions to the non-controlling interest partners at ProtectCELL, which did not occur in the 2013 period.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. Our contractual obligations and commitments, as of March 31, 2014, have not changed materially from those disclosed in our 2013 Form 10-K. For a discussion of our contractual obligations and other commitments, please see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our 2013 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our markets risks, as of March 31, 2014, have not changed materially from those disclosed in our 2013 Form 10-K. For a discussion of our exposure to market risk, please see Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," contained our 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2014. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Chief Executive Officer and Chief Financial Officer Certifications
Exhibits 31.1 and 31.2 are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively, required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The "Evaluation of Disclosure Controls and Procedures" in this ITEM 4 is the "Evaluation" referred to in the Section 302 Certifications, and accordingly, the above information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Contingencies" section of the Note, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in ITEM 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all-inclusive list of risks or as a presentation of the risk factors in any particular order. You should carefully consider the risks described below, together with the other information contained in this Form 10-Q and in our other filings with the SEC when evaluating our Company. Should any of the events discussed in the risk factors below occur, our business, results of operations or financial condition could be materially affected. Additional risks unknown at this time, or risks we currently deem immaterial, may also impact our financial condition, results of operations or cash flows.

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

We compete with insurance companies, financial institutions, extended service plan providers, membership plan providers, wireless carriers and other insurance and warranty service providers. Our principal competitors include The Warranty Group, American National Insurance Company, Assurant, Inc., Asurion Corporation, eSecuritel Holdings, LLC, Global Warranty Group, LLC, Securian Financial Group, The Plateau Group, Inc. and smaller regional companies. As a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and are also able to affiliate with other insurance companies in order to offer services similar to ours. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As competitors gain experience with payment protection and warranty programs, their reliance on our services and products may diminish.

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

The payment of dividends and other distributions to us by each of the regulated insurance company subsidiaries is regulated by insurance laws and regulations of the states in which they operate. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and our other subsidiaries, such as those relating to the shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services. Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions," in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q for additional information relating to dividend restrictions for our insurance company subsidiaries.

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
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Form 10-Q, regarding the amount of outstanding debt and our annual debt service. Although we believe that our current cash flows will be sufficient to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available to service our indebtedness increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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
We are subject to interest rate risk in connection with our variable rate indebtedness. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Interest Rate Risk" in our 2013 Form 10-K, regarding our interest rate risk and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Report, regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

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
Our most recent evaluation resulted in our conclusion that as of March 31, 2014, we were in compliance with Section 404 of SOX and our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 62.1% of our outstanding common stock at March 31, 2014. As a consequence, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At March 31, 2014, we had 21,258,799 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities

As of March 31, 2014, Fortegra had a share repurchase plan, which allows the Company to purchase up to $15.0 million of the Company's common stock from time to time through open market or private transactions. The Board of Directors approved a $10.0 million share repurchase plan in November 2011 and increased the size of the plan by $5.0 million in August 2013. The share repurchase plan has no expiration date and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion, and the plan may be discontinued or suspended at any time. There were no repurchases during the first quarter of 2014.

The following table shows Fortegra's share repurchase plan activity for the three months ended March 31, 2014:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Balance at December 31, 2013					1,179,634	$7,167,376
January 1, 2014	to	January 31, 2014	—	$—	—	7,167,376
February 1, 2014	to	February 28, 2014	—	—	—	7,167,376
March 1, 2014	to	March 31, 2014	—	—	—	7,167,376
Total			—	$—	1,179,634

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Form 10-Q for a list of exhibits filed with, furnished with or incorporated by reference into this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortegra Financial Corporation
Date:	May 14, 2014	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer
(Duly authorized officer)

Date:	May 14, 2014	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
2.5	Stock Purchase Agreement, dated December 2, 2013, by and among Fortegra Financial Corporation, a Delaware corporation, LOTS Intermediate Co., a Delaware corporation, Bliss and Glennon, Inc., a California corporation, eReinsure.com, Inc., a Delaware corporation, and AmWINS Holdings, LLC, a North Carolina limited liability company.	8-K	001-35009	1/7/2014	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.2	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation (together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.4	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.5	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.6	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21
10.7*	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.7.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.8*	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.9*	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

10.10*	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.11*	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.12*	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.13*	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.14*	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.15*	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.16*	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.16.1*	Amended - Form of Restricted Stock Award Agreement for Directors, effective February 2013.	10-K	001-35009	4/1/2013	10.26.1
10.17*	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.17.1*	Amended - Form of Restricted Stock Award Agreement for Employees, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.27.1
10.18*	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.19*	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.19.1*	Amended - Form of Nonqualified Stock Option Award Agreement, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.29.1
10.20*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.21	Credit Agreement, dated August 2, 2012, as amended by amendment to Credit Agreement, dated October 4, 2013, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent. (Conformed Copy).	10-Q	001-35009	11/14/2013	10.34
10.21.1	Second Amendment to the Credit Agreement, dated April 11, 2014, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the Subsidiaries (as defined in the Credit Agreement) party thereto, each of the Lenders (as defined in the Credit Agreement) and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35009	4/16/2014	10.1
10.22	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.23	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.24	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.24.1
Security Agreement Joinder, dated April 11, 2014, to the Security Agreement dated as of August 2, 2012, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, certain subsidiaries of the Borrowers, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.
						X
10.25	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.26*	2013 Executive Annual Incentive Plan.	10-Q	001-35009	8/14/2013	10.41
10.27*	Quarterly Incentive Plan.	10-Q	001-35009	8/14/2013	10.42

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

10.28*	Executive Employment and Non-Competition Agreement, dated as of March 6, 2007, by and between Life of the South Corporation and W. Dale Bullard.	S-1/A	333-169550	11/29/2010	10.25
10.29*	Amended and Restated Deferred Compensation Agreement, dated May 1, 2005, by and between Life of the South Corporation and W. Dale Bullard.	S-1/A	333-169550	10/29/2010	10.34
10.30*	Long Term Incentive Plan.					X
10.31*	2014 Executive Annual Incentive Plan.					X
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in PART I, ITEM 1 of this Quarterly Report on Form 10-Q).					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*	Management contract or compensatory plan or arrangement.