Form 10-Q
period 2014-06-30
Fortegra Financial Corp
filed 2014-08-14
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2014 was 20,061,849.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such acts for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

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

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands, Except Share and Per Share Amounts)

	At
	June 30, 2014	December 31, 2013
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $144,118 at June 30, 2014 and $133,288 at December 31, 2013)	$144,816	$131,751
Equity securities available-for-sale, at fair value (cost of $7,081 at June 30, 2014 and December 31, 2013, respectively)	6,901	6,198
Short-term investments	871	871
Total investments	152,588	138,820
Cash and cash equivalents	10,657	21,681
Restricted cash	12,279	17,293
Accrued investment income	1,339	1,175
Notes receivable, net	18,297	11,920
Accounts and premiums receivable, net	15,743	18,702
Other receivables	29,941	33,409
Reinsurance receivables	219,074	215,084
Deferred acquisition costs	67,841	78,042
Property and equipment, net	13,133	14,332
Goodwill	73,701	73,701
Other intangible assets, net	46,538	49,173
Other assets	7,820	6,307
Assets of discontinued operations	491	791
Total assets	$669,442	$680,430

Liabilities:
Unpaid claims	$38,549	$34,732
Unearned premiums	258,778	256,380
Policyholder account balances	22,081	23,486
Accrued expenses, accounts payable and other liabilities	46,290	53,035
Income taxes payable	2,722	2,842
Deferred revenue	59,508	76,927
Notes payable	10,979	3,273
Preferred trust securities	35,000	35,000
Deferred income taxes, net	19,288	19,659
Liabilities of discontinued operations	908	8,603
Total liabilities	494,103	513,937
Commitments and Contingencies (Note 17)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 21,287,525 and 20,912,853 shares issued at June 30, 2014 and December 31, 2013, respectively, including shares in treasury	213	209
Treasury stock, at cost; 1,224,182 shares at June 30, 2014 and December 31, 2013	(8,014)	(8,014)
Additional paid-in capital	100,121	99,398
Accumulated other comprehensive loss, net of tax	(1,560)	(3,665)
Retained earnings	78,706	72,532
Stockholders' equity before non-controlling interests	169,466	160,460
Non-controlling interests	5,873	6,033
Total stockholders' equity	175,339	166,493
Total liabilities and stockholders' equity	$669,442	$680,430

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Service and administrative fees	$42,074	$42,040	$86,042	$80,898
Ceding commissions	11,996	6,957	22,545	14,120
Net investment income	777	746	1,484	1,649
Net realized investment gains	4	1,280	5	1,287
Net earned premium	33,163	33,681	68,091	66,823
Other income	510	243	885	334
Total revenues	88,524	84,947	179,052	165,111

Expenses:
Net losses and loss adjustment expenses	9,877	10,604	20,703	21,139
Member benefit claims	10,511	11,424	21,182	20,790
Commissions	40,842	36,986	80,913	72,348
Personnel costs	9,980	9,508	20,171	20,305
Other operating expenses	8,237	8,364	16,462	16,439
Depreciation and amortization	1,229	1,205	2,478	2,382
Amortization of intangibles	1,318	1,299	2,635	2,767
Interest expense	934	946	1,854	1,799
Loss on note receivable	—	—	1,317	—
(Gain) on sale of subsidiary	—	(402)	—	(402)
Total expenses	82,928	79,934	167,715	157,567
Income from continuing operations before income taxes	5,596	5,013	11,337	7,544
Income taxes - continuing operations	1,718	1,593	3,700	2,075
Income from continuing operations before non-controlling interests	3,878	3,420	7,637	5,469
Discontinued operations:
Income from discontinued operations - net of tax	—	1,207	—	2,469
Discontinued operations - net of tax	—	1,207	—	2,469
Net income before non-controlling interests	3,878	4,627	7,637	7,938
Less: net income attributable to non-controlling interests	602	185	1,463	1,003
Net income attributable to Fortegra Financial Corporation	$3,276	$4,442	$6,174	$6,935

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.17	$0.17	$0.31	$0.23
Discontinued operations - net of tax	—	0.06	—	0.13
Net income attributable to Fortegra Financial Corporation	$0.17	$0.23	$0.31	$0.36

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.16	$0.16	$0.30	$0.22
Discontinued operations - net of tax	—	0.06	—	0.12
Net income attributable to Fortegra Financial Corporation	$0.16	$0.22	$0.30	$0.34

Weighted average common shares outstanding:
Basic	19,745,115	19,540,610	19,698,444	19,548,632
Diluted	20,440,133	20,523,090	20,463,929	20,583,951

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income before non-controlling interests	$3,878	$4,627	$7,637	$7,938

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1,568	(3,223)	2,943	(3,274)
Related tax (expense) benefit	(549)	1,128	(1,030)	1,146
Reclassification of (gains) included in net income	(4)	(1,279)	(5)	(1,286)
Related tax expense	2	448	2	450
Unrealized gains (losses) on available-for-sale securities, net of tax	1,017	(2,926)	1,910	(2,964)

Interest rate swap:
Unrealized (loss) gain on interest rate swap	(212)	532	(257)	564
Related tax benefit (expense)	74	(186)	89	(197)
Reclassification of losses included in net income	286	282	568	559
Related tax benefit	(100)	(99)	(199)	(196)
Unrealized gain on interest rate swap, net of tax	48	529	201	730

Other comprehensive income (loss), net of tax	1,065	(2,397)	2,111	(2,234)
Comprehensive income	4,943	2,230	9,748	5,704
Less: comprehensive income attributable to non-controlling interests	605	174	1,469	992
Comprehensive income attributable to Fortegra Financial Corporation	$4,338	$2,056	$8,279	$4,712

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	20,912,853	$209	(1,224,182)	$(8,014)	$99,398	$(3,665)	$72,532	$6,033	$166,493
Net income	—	—	—	—	—	—	6,174	1,463	7,637
Other comprehensive income, net of tax	—	—	—	—	—	2,105	—	6	2,111
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(1,380)	(1,380)
Non-controlling interest attributable to the consolidation of Creative Investigations Recovery Group, LLC	—	—	—	—	—	—	—	(249)	(249)
Stock-based compensation	114,944	2	—	—	611	—	—	—	613
Direct stock awards to employees	264	—	—	—	1	—	—	—	1
Shares issued for the Employee Stock Purchase Plan	18,642	—	—	—	113	—	—	—	113
Options exercised, net of shares surrendered	240,822	2	—	—	(2)	—	—	—	—
Balance, June 30, 2014	21,287,525	$213	(1,224,182)	$(8,014)	$100,121	$(1,560)	$78,706	$5,873	$175,339

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income attributable to Fortegra Financial Corporation	$6,174	$6,935
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Change in deferred acquisition costs	10,201	(6,359)
Depreciation and amortization	5,113	6,413
Deferred income tax (benefit) - continuing operations	(1,508)	(553)
Deferred income tax expense - discontinued operations	—	369
Net realized investment gains	(5)	(1,287)
Loss on note receivable	1,317	—
Gain on sale of subsidiary	—	(402)
Stock-based compensation expense	613	675
Direct stock awards to employees	1	2
Amortization of premiums and accretion of discounts on investments	885	753
Non-controlling interests	1,463	1,003
Change in allowance for doubtful accounts	(308)	(55)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(229)	13
Accounts and premiums receivable, net	3,293	(9,750)
Other receivables	3,355	(19,456)
Reinsurance receivables	(3,990)	3,934
Income taxes receivable	—	2,919
Other assets	(1,513)	(525)
Unpaid claims	3,817	(1,483)
Unearned premiums	2,398	(2,488)
Policyholder account balances	(1,405)	(1,183)
Accrued expenses, accounts payable and other liabilities	(6,585)	23,560
Income taxes payable	(120)	203
Deferred revenue	(17,419)	12,727
Change in assets of discontinued operations	300	—
Change in liabilities of discontinued operations	(7,695)	—
Net cash flows (used in) provided by operating activities	(1,847)	15,965
Investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale investments	19,996	4,755
Proceeds from sales of available-for-sale investments	3,804	27,524
Net change in short-term investments	—	251
Purchases of available-for-sale investments	(35,511)	(50,056)
Purchases of property and equipment	(1,281)	(1,892)
Net paid for acquisitions of subsidiaries, net of cash received	20	(2,902)
Sale of subsidiaries, net of cash paid	—	2,180
Net (issuance) from notes receivable	(7,658)	—
Net proceeds from notes receivable	—	260
Net proceeds from related party note receivable	—	6,135
Change in restricted cash	5,014	1,910
Net cash flows (used in) investing activities	(15,616)	(11,835)
Financing activities:
Payments on notes payable	(49,100)	(12,439)
Proceeds from notes payable	56,806	10,500
Net proceeds from exercise of stock options	—	49
Purchase of treasury stock	—	(1,357)
Net proceeds received from stock issued in the Employee Stock Purchase Plan	113	152
Distributions to non-controlling interest partners	(1,380)	(611)
Dividends paid to non-controlling interests	—	(43)
Net cash flows provided by (used in) financing activities	6,439	(3,749)
Net (decrease) increase in cash and cash equivalents	(11,024)	381
Cash and cash equivalents, beginning of period	21,681	15,209
Cash and cash equivalents, end of period	$10,657	$15,590

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries), traded on the New York Stock Exchange under the symbol: FRF, is an insurance services company headquartered in Jacksonville, Florida. Fortegra offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services, to our business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company incorporated in the State of Georgia in 1981 and re-incorporated in the State of Delaware in 2010. The Company generates most of its business through networks of small to mid-sized community and regional banks, small loan companies, independent wireless retailers and automobile dealerships. The Company's subsidiaries (owned 100% directly or indirectly by the Company, unless otherwise noted below) at June 30, 2014, are as follows:

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

The interim consolidated financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly Fortegra's financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2014.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of June 30, 2014 and 2013 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements of the Company's 2013 Form 10-K.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. The Company eliminates all material intercompany account balances and transactions.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Investigations Recovery Group, LLC ("CIRG"). The following table shows the amount outstanding and the percentage of non-controlling interest by entity:

	At
	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
ProtectCELL	$5,551	37.6%	$5,471	37.6%
SFLAC	585	15.0%	562	15.0%
CIRG	(263)	100.0%	—	—%
Total non-controlling interests	$5,873		$6,033

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

On December 31, 2013, the Company completed the sale of its 100% ownership of Bliss and Glennon and eReinsure.com ("eReinsure"). The operating results of these businesses are presented in the line "Income from discontinued operations - net of tax" in the Consolidated Statements of Income for the three and the six months ended June 30, 2013. In accordance with accounting guidance, the Company has elected to not separately disclose the cash flows related to the Bliss and Glennon and eReinsure discontinued operations. In addition, certain assets and liabilities associated with the disposition of Bliss and Glennon and eReinsure that are still subject to final settlement are included in the line items "Assets of discontinued operations" and "Liabilities of discontinued operations," in the Consolidated Balance Sheet at June 30, 2014 and at December 31, 2013. See the Note, "Divestitures," for more information on discontinued operations.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and other items of comprehensive income (loss). These other items are generally comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap, net of the related tax effects.

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

Subsequent Events
The Company reviewed all material events subsequent to June 30, 2014 that occurred up to the date on which the Company filed its Consolidated Financial Statements, to determine whether any event required recognition or disclosure in these Consolidated Financial Statements and/or disclosure in the notes thereto. For more information, please see the Note, "Subsequent Events."

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

is effective prospectively for years and interim periods within those years beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU No. 2014-12 requires that awards which contain a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. ASU No. 2014-12 maybe applied using two methods: a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently reviewing ASU No. 2014-12 and assessing the potential effects on its consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, using either the full retrospective adoption or the modified retrospective adoption. ASU No. 2014-09 does not permit early adoption. The Company is currently reviewing ASU No. 2014-09 and assessing the potential effects on its consolidated financial position, results of operations and cash flows.

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

3. Earnings Per Share

The following table details the earnings per share calculation:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator: (for both basic and diluted earnings per share)
Income from continuing operations before non-controlling interests	$3,878	$3,420	$7,637	$5,469
Less: net income attributable to non-controlling interests	602	185	1,463	1,003
Net income from continuing operations - net of tax	3,276	3,235	6,174	4,466
Discontinued operations - net of tax	—	1,207	—	2,469
Net income attributable to Fortegra Financial Corporation	$3,276	$4,442	$6,174	$6,935

Denominator:
Total weighted average basic common shares outstanding	19,745,115	19,540,610	19,698,444	19,548,632
Effect of dilutive stock options and restricted stock awards	695,018	982,480	765,485	1,035,319
Total weighted average diluted common shares outstanding	20,440,133	20,523,090	20,463,929	20,583,951

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.17	$0.17	$0.31	$0.23
Discontinued operations - net of tax	—	0.06	—	0.13
Net income attributable to Fortegra Financial Corporation	$0.17	$0.23	$0.31	$0.36

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.16	$0.16	$0.30	$0.22
Discontinued operations - net of tax	—	0.06	—	0.12
Net income attributable to Fortegra Financial Corporation	$0.16	$0.22	$0.30	$0.34

Weighted average anti-dilutive common shares	515,768	887,046	505,207	763,909

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

4. Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (loss) ("AOCI") for the following periods:

	For the Six Months Ended June 30, 2014
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2013, net of tax	$(1,761)	$(1,904)	$(3,665)

Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	2,943	(257)	2,686
Income tax (expense) benefit	(1,030)	89	(941)
Other comprehensive income (loss) before reclassifications, net of tax	1,913	(168)	1,745
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(5)	568	563
Income tax expense (benefit)	2	(199)	(197)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(3)	369	366
Current period other comprehensive income, net of tax	1,910	201	2,111
Less: other comprehensive income attributable to non-controlling interest	6	—	6
Balance at June 30, 2014, net of tax	$143	$(1,703)	$(1,560)

	For the Six Months Ended June 30, 2013
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)

Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(3,274)	564	(2,710)
Income tax benefit (expense)	1,146	(197)	949
Other comprehensive (loss) income before reclassifications, net of tax	(2,128)	367	(1,761)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(1,286)	559	(727)
Income tax expense (benefit)	450	(196)	254
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(836)	363	(473)
Current period other comprehensive (loss) income, net of tax	(2,964)	730	(2,234)
Less: other comprehensive (loss) attributable to non-controlling interest	(11)	—	(11)
Balance at June 30, 2013, net of tax	$(764)	$(2,090)	$(2,854)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the reclassifications out of AOCI for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains included in net income	$4	$1,279	$5	$1,286	Net realized investment gains (losses)
Related tax (expense)	(2)	(448)	(2)	(450)	Income taxes
Net of tax	$2	$831	$3	$836	Net Income

Unrealized gain (loss) on interest rate swap:
Reclassification of (losses) included in net income	$(286)	$(282)	$(568)	$(559)	Interest expense
Related tax benefit	100	99	199	196	Income taxes
Net of tax	$(186)	$(183)	$(369)	$(363)	Net Income

5. Investments

The following table presents the Company's available-for-sale fixed maturity and equity securities:

	At June 30, 2014
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$46,951	$469	$(271)	$47,149
Municipal securities	34,088	184	(148)	34,124
Corporate securities	62,086	704	(256)	62,534
Obligations of foreign governments	993	16	—	1,009
Total fixed maturity securities	$144,118	$1,373	$(675)	$144,816

Common stock - publicly traded	$39	$8	$—	$47
Preferred stock - publicly traded	5,974	35	(219)	5,790
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$52	$(232)	$6,901

	At December 31, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$51,971	$142	$(678)	$51,435
Municipal securities	24,856	104	(413)	24,547
Corporate securities	56,050	210	(900)	55,360
Obligations of foreign governments	411	—	(2)	409
Total fixed maturity securities	$133,288	$456	$(1,993)	$131,751

Common stock - publicly traded	$39	$8	$—	$47
Preferred stock - publicly traded	5,974	—	(887)	5,087
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$17	$(900)	$6,198

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At
	June 30, 2014	December 31, 2013
Fair value of restricted investments for special deposits required by state insurance departments	$10,307	$10,339
Fair value of restricted investments in trust pursuant to reinsurance agreements	5,661	6,134
Total fair value of restricted investments	$15,968	$16,473

The following table presents the amortized cost and fair value of fixed maturity securities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,775	$9,834	$18,766	$18,771
Due after one year through five years	67,865	68,259	69,380	69,355
Due after five years through ten years	43,577	43,636	22,622	21,731
Due after ten years	22,901	23,087	22,520	21,894
Total fixed maturity securities	$144,118	$144,816	$133,288	$131,751
The following tables present information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater:

	At June 30, 2014
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$6,102	$10	18	$7,950	$261	13	$14,052	$271	31
Municipal securities	6,852	34	17	4,983	114	10	11,835	148	27
Corporate securities	6,337	25	14	10,228	231	15	16,565	256	29
Total fixed maturity securities	$19,291	$69	49	$23,161	$606	38	$42,452	$675	87

Preferred stock - publicly traded	792	8	1	3,981	211	7	4,773	219	8
Common stock - non-publicly traded	—	—	—	31	13	2	31	13	2
Total equity securities	$792	$8	1	$4,012	$224	9	$4,804	$232	10

	At December 31, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$37,385	$672	67	$234	$6	7	$37,619	$678	74
Municipal securities	10,080	413	23	—	—	—	10,080	413	23
Corporate securities	27,866	734	55	7,676	166	8	35,542	900	63
Obligations of foreign governments	409	2	1	—	—	—	409	2	1
Total fixed maturity securities	$75,740	$1,821	146	$7,910	$172	15	$83,650	$1,993	161

Preferred stock - publicly traded	5,087	887	9	—	—	—	5,087	887	9
Common stock - non-publicly traded	—	—	—	31	13	2	31	13	2
Total equity securities	$5,087	$887	9	$31	$13	2	$5,118	$900	11
The Company does not intend to sell the investments that were in an unrealized loss position at June 30, 2014, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of June 30, 2014, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the total gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Gross proceeds from sales	$3,303	$27,112	$3,804	$27,524

The following table presents the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains	$4	$1,355	$5	$1,362
Gross realized losses	—	(75)	—	(75)
Total net gains from investment sales	4	1,280	5	1,287
Impairment write-downs (other-than-temporary impairments)	—	—	—	—
Net realized investment gains	$4	$1,280	$5	$1,287

The following table presents the components of net investment income:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Fixed income securities	$678	$675	$1,293	$1,412
Cash on hand and on deposit	—	16	—	36
Common and preferred stock dividends	98	101	196	177
Notes receivable	93	68	186	140
Other income	5	—	5	114
Investment expenses	(97)	(114)	(196)	(230)
Net investment income	$777	$746	$1,484	$1,649

6. Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned:

Premiums	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$120,204	$110,779	$99,978	$91,854	$221,676	$219,278	$181,488	$183,976
Ceded	(86,828)	(77,616)	(63,810)	(58,173)	(156,418)	(151,187)	(114,487)	(117,153)
Net	$33,376	$33,163	$36,168	$33,681	$65,258	$68,091	$67,001	$66,823

The following table presents the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

Losses and LAE incurred	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Direct and assumed	$27,023	$22,485	$53,141	$43,525
Ceded	(17,146)	(11,881)	(32,438)	(22,386)
Net losses and LAE incurred	$9,877	$10,604	$20,703	$21,139

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the components of the reinsurance receivables:	At
	June 30, 2014	December 31, 2013
Prepaid reinsurance premiums:
Life (1)	$49,219	$51,355
Accident and health (1)	35,792	36,214
Property	105,228	98,650
Total	190,239	186,219
Ceded claim reserves:
Life	1,460	1,594
Accident and health	7,313	7,826
Property	16,458	12,102
Total ceded claim reserves recoverable	25,231	21,522
Other reinsurance settlements recoverable	3,604	7,343
Reinsurance receivables	$219,074	$215,084
(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

	At
	June 30, 2014	December 31, 2013
Total of the three largest receivable balances from unrelated reinsurers	$137,328	$136,061

At June 30, 2014 and December 31, 2013, respectively, the three unrelated reinsurers from whom the Company has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A), London Life International Reinsurance Corporation (A. M. Best Rating: Not rated) and Spartan Property Insurance Company (A. M. Best Rating: Not rated). The related receivables of Spartan Property Insurance Company and London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At June 30, 2014, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

7. Deferred Acquisition Costs

Deferred Acquisition Costs - Insurance Related
The following table presents the amortization of deferred acquisition costs for the Company's insurance contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total amortization of deferred acquisition costs - insurance related	$15,678	$16,147	$32,920	$32,438

Deferred Acquisition Costs - Non-insurance Related
The following table presents the amortization of deferred acquisition costs for the Company's non-insurance products:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total amortization of deferred acquisition costs - non-insurance related	$17,278	$20,971	$35,292	$35,884

8. Divestitures

Discontinued Operations
On December 31, 2013, the Company completed the sale of all of the issued and outstanding stock of its subsidiaries Bliss and Glennon and eReinsure, to AmWINS Holdings, LLC, a North Carolina limited liability company ("AmWINS") (collectively, the "Disposition"), pursuant to the terms of the Stock Purchase Agreement (the "Purchase Agreement"), dated December 2, 2013.

The Company received net cash proceeds of $81.8 million for the Disposition, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. The proceeds are subject

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

to certain purchase price adjustments as set forth in the Purchase Agreement to reflect fluctuations in working capital, including adjustments for any receivable balances as of the disposition date not collected within one year.

As a result of the Disposition, the Company no longer operates in the businesses of wholesale insurance brokerage and selling or licensing of a computerized system or platform for the negotiation and/or placement of facultative reinsurance. As of and after December 31, 2013, the Company does not beneficially own the disposed businesses and will no longer consolidate Bliss and Glennon or eReinsure into its financial results. The historical financial results of the disposed businesses for periods prior to the Disposition are presented in the Company's Consolidated Statements of Income as income from discontinued operations - net of tax. The Company allocated interest expense to the discontinued operations based on the anticipated net proceeds that would have been applied to the repayment of the credit facilities outstanding at the respective time, multiplied by the respective interest rate of the credit facilities at the respective time.

The following table presents the assets and liabilities of the discontinued operations included on the Consolidated Balance Sheets:

	At
	June 30, 2014	December 31, 2013
Assets:
Other receivables (1)	$491	$791
Assets of discontinued operations	$491	$791

Liabilities:
Accrued expenses, accounts payable and other liabilities	$908	$2,708
Income taxes payable	—	5,895
Liabilities of discontinued operations	$908	$8,603
(1) - In June 2014, $0.3 million was reclassified between liabilities and assets associated with discontinued operations, based on revised estimates of working capital and payment obligations.

The following table presents the amounts related to the Company's discontinued operations in the Consolidated Statements of Income for the following period:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$9,891	$19,622
Net investment income	6	12
Other income	16	16
Total revenues	9,913	19,650

Expenses:
Personnel costs	5,086	10,135
Other operating expenses	1,546	2,888
Depreciation and amortization	162	303
Amortization of intangibles	481	961
Interest expense	598	1,189
Total expenses	7,873	15,476
Income from discontinued operations before income taxes	2,040	4,174
Income taxes - discontinued operations	833	1,705
Income from discontinued operations - net of tax	$1,207	$2,469

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

9. Other Intangible Assets

The following table presents finite-lived other intangible assets and their respective amortization periods:

				At June 30, 2014			At December 31, 2013
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7	to	15	$40,075	$(15,413)	$24,662	$40,075	$(13,262)	$26,813
Tradenames	8	to	10	1,460	(204)	1,256	1,460	(128)	1,332
Software	2.25	to	10	5,336	(3,304)	2,032	5,336	(2,930)	2,406
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	1,378	(929)	449	1,378	(895)	483
Total finite-lived other intangible assets				$48,797	$(20,398)	$28,399	$48,797	$(17,763)	$31,034

The following table presents the carrying amount of indefinite-lived other intangible assets:	At
	June 30, 2014	December 31, 2013
Tradenames	$17,764	$17,764
Licenses	375	375
Total	$18,139	$18,139

The following table presents the activity in finite and indefinite-lived other intangible assets:

Balance at December 31, 2013	$49,173
Less: amortization expense	2,635
Balance at June 30, 2014	$46,538

The following table presents estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31:

Estimated Amortization Expense
Remainder of 2014	$2,635
2015	5,115
2016	4,868
2017	3,648
2018	2,230
Thereafter	9,903
Total	$28,399

10. Variable Interest Entity

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

In March 2014, the Company notified the buyers of the cessation of forbearance, and began to exercise certain of the rights and remedies afforded by the note and related agreements to preserve its economic interest, including steps to protect assets of CIRG. The Company also provided additional short term funding. The Company has not taken ownership of CIRG, but the Company now has power over the VIE, and has consolidated the immaterial balances of CIRG as of June 30, 2014.

In March 2014, the Company established an allowance for the full value of the note and accrued interest, incurring a charge of $1.3 million during the three months ended March 31, 2014. The Company's maximum exposure to further loss in the VIE is limited to the balance of the short term funding.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At
June 30, 2014
The Company's maximum exposure to loss in the VIE	$184

11. Notes Payable

The Company's Notes Payable consisted of the following:	At
	June 30, 2014	December 31, 2013
Wells Fargo Bank, N.A. credit facility, maturing August 2019	$3,000	$—
Synovus Bank, revolving line of credit, maturing April 2017	7,979	3,273
Total	$10,979	$3,273

Maximum balance allowed on the Wells Fargo Bank, N.A. credit facility	$100,000	$75,000
Interest rate at the end of the respective period, Wells Fargo Bank, N.A. credit facility (1) (2)	1.80%	—%

Maximum balance allowed on the Synovus Bank, revolving line of credit	$15,000	$15,000
Interest rate at the end of the respective period, Synovus Bank, revolving line of credit	3.23%	3.24%
(1) - At June 30, 2014, the full outstanding balance of the Company's borrowing, under the Revolving Facility, consisted of a one-month term loan at a rate equaling the one-month LIBOR rate plus 1.65%.

(2) - At December 31, 2013, the Company had no borrowings outstanding under the Revolving Facility, thus no interest rate can be defined.

The following table presents the aggregate maturities for the Company's notes payable by year at June 30, 2014:

Maturities
Remainder of 2014	$10,979
2015	—
2016	—
2017	—
2018	—
Thereafter	—
Total maturities	$10,979

$100.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
On April 11, 2014, the Company amended the original credit agreement, entered into on August 2, 2012, (as amended, the "Credit Agreement"), with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement matures on August 2, 2019 (subject to earlier termination) and has a revolving credit facility limit of $100.0 million (the "Revolving Facility") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. The Credit Agreement includes a provision pursuant to which, from time to time, the Company may request that the lenders in their discretion increase the maximum amount of commitments under the Credit Agreement by an amount not to exceed $50.0 million. The Credit Agreement also contains financial covenants, which the Company must maintain. See the section below, "Financial Covenants" for a presentation of the Company's more significant covenants associated with the Credit Agreement. The amendment to the Credit Agreement reduced the interest rate margin on revolving loans by 0.35% for each pricing level and reduced the unused line fee paid on undrawn revolving commitments by 0.05% for each pricing level. The amendment did not modify the financial covenants.

Financial Covenants - Secured Credit Agreement - Wells Fargo Bank, N.A.
At June 30, 2014 and December 31, 2013, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at June 30, 2014 and the calculations used to arrive at each ratio (capitalized terms used but not defined in this paragraph are defined in the Credit Agreement or as otherwise provided below):

Total Leverage Ratio - the ratio of (i) Consolidated Total Debt as of such date to (ii) Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the Measurement Period ending on or immediately prior to such date.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

The following table presents the Credit Agreement's more significant financial covenants at June 30, 2014, or at December 31, 2013 with respect to the RBC ratios, which under the Credit Agreement reflect the ratios calculated as of the most recent year-end:

		Actual At
Covenant	Covenant Requirement	June 30, 2014
Total leverage ratio	not more than 3.25	0.82
Fixed charge coverage ratio	not less than 2.00	4.17
Reinsurance ratio	not less than 50%	69.0%

		Actual At
		December 31, 2013
RBC Ratios:
RBC Ratio - Bankers Life of Louisiana	not less than 250%	435.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,096.0%
RBC Ratio - Insurance Company of the South	not less than 250%	366.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	305.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	430.0%
RBC Ratio - Response Indemnity Company of California	not less than 250%	39,754.0%

$15.0 million Revolving Line of Credit - Synovus Bank
At June 30, 2014, the Company's subsidiary, South Bay, had a $15.0 million revolving line of credit agreement (the "Line of Credit") with Synovus Bank, entered into in October 2013, with a maturity date of April 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables, less an applicable reserve of $500,000. At June 30, 2014, the balance of premium financing receivables included in notes receivable, net, on the Consolidated Balance Sheet, totaled $11.7 million, of which $9.4 million were eligible receivables. At June 30, 2014, South Bay was in compliance with the covenants required by the Line of Credit.

12. Derivative Financial Instruments - Interest Rate Swap

The Company has an interest rate swap (the "Swap") with Wells Fargo Bank, N.A., pursuant to which the Company swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. The Swap, designated as a cash flow hedge, commenced in June 2012 and expires in June 2017.

The following table presents the fair value (including accrued interest) and the related outstanding notional amount of the Company's single derivative instrument and indicates where the Company records each amount within its Consolidated Balance Sheets:

		At
	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivative designated as cash flow hedging instrument:
Interest rate swap - notional value		$35,000	$35,000
Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	2,619	2,930
Unrealized loss, net of tax, on the fair value of the Swap	AOCI	1,703	1,904
Variable rate of the interest rate swap		0.23%	0.24%
Fixed rate of the interest rate swap		3.47%	3.47%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the pretax impact of the Swap on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(Loss) gain recognized in AOCI on the derivative-effective portion	$(212)	$532	$(257)	$564

Loss reclassified from AOCI into income-effective portion	$286	$282	$568	$559

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—	$—

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

At
June 30, 2014
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,130

13. Stock-Based Compensation

Stock Options
The Company did not grant stock options during the three months ended June 30, 2014. During the six months ended June 30, 2014, the Company granted 15,000 time-based stock options, which vest in equal amounts on each of the four anniversaries of the grant date. The following table presents the Company's time-based and performance-based stock option activity for the current period:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)
Balance, December 31, 2013	1,930,407	$4.22	1,806,251	$3.98	289,306	$8.46	—	$—
Granted	15,000	8.27	—	—	—	—	—	—
Vested	—	—	3,125	2.81	—	—	—	—
Exercised	(391,389)	3.10	(391,389)	3.10	—	—	—	—
Canceled/forfeited	(74,176)	7.90	(74,176)	7.90	—	—	—	—
Balance, June 30, 2014	1,479,842	$4.37	1,343,811	$4.02	289,306	$8.46	—	$—

Weighted average remaining contractual term at June 30, 2014 (in years)	3.5		3.0		8.3		—

The following table presents the weighted average assumptions used to estimate the fair values of all stock options granted during the six months ended June 30, 2014:

Assumptions
Expected term (years)	6.25
Expected volatility	33.83%
Expected dividends	—%
Risk-free rate	2.19%

Restricted Stock Awards
The Company granted 9,944 time-based restricted stock awards during the three months ended June 30, 2014, which vest in equal amounts on each of the three anniversaries of the grant date. During the six months ended June 30, 2014, the Company also granted 30,000 time-based restricted stock awards to its Chief Executive Officer and 75,000 time-based restricted stock awards, equally distributed to five of its Directors. These awards will vest in equal amounts on each of the three anniversaries of the grant date.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's time-based and performance-based restricted stock award activity for the current period:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	139,680	$8.59	130,629	$10.20
Grants	114,944	7.24	—	—
Vests	(45,651)	8.50	—	—
Forfeitures	—	—	—	—
Balance at June 30, 2014	208,973	$7.87	130,629	$10.20

Stock-based Compensation Expense
The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Personnel costs	$156	$204	$315	$388
Other operating expenses	135	124	266	242
Income tax benefit	(111)	(126)	(222)	(241)
Net stock-based compensation expense	$180	$202	$359	$389

Additional information on total non-vested stock-based compensation is as follows:	At June 30, 2014
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$338	$1,357
Weighted-average recognition period (in years)	3.0	3.3

For the three and the six months ended June 30, 2014, the Company did not recognize expense on 149,306 performance-based stock options and 49,768 performance-based restricted stock awards since the attainment of the performance metrics associated with these awards was not probable based on current projections.

Employee Stock Purchase Plan ("ESPP")
The following table presents the information related to the Company's ESPP for the six-month offering period ending on:

	June 30, 2014	June 30, 2013
Common stock issued under the ESPP (in shares)	18,642	26,019
Weighted-average purchase price per share by participant in the ESPP	$6.04	$5.83
Total cash proceeds received from the issuance of common shares under the ESPP	$113	$152
ESPP compensation costs recognized	$32	$46

14. Income Taxes

The following table presents the provision for income taxes for both continuing and discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income taxes - continuing operations	$1,718	$1,593	$3,700	$2,075
Income taxes - discontinued operations	—	833	—	1,705
Income taxes	$1,718	$2,426	$3,700	$3,780

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the provision for income taxes from continuing operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Current	$2,963	$3,007	$5,208	$2,628
Deferred	(1,245)	(1,414)	(1,508)	(553)
Income taxes - continuing operations	$1,718	$1,593	$3,700	$2,075

The following table presents a reconciliation of income taxes from continuing operations calculated at the federal statutory rate of 35% and the income tax expense attributable to continuing operations for the following periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$1,956	35.00%	$1,755	35.00%	$3,965	35.00%	$2,640	35.00%
Effect of:
Small life deduction	(103)	(1.84)	(82)	(1.64)	(210)	(1.85)	(191)	(2.53)
Non-deductible expenses	22	0.39	20	0.40	44	0.39	39	0.52
Tax exempt interest	(39)	(0.70)	(39)	(0.78)	(73)	(0.64)	(70)	(0.93)
State taxes	133	2.38	(10)	(0.20)	295	2.60	50	0.66
Non-controlling interest	(206)	(3.68)	(65)	(1.30)	(510)	(4.50)	(351)	(4.65)
Other, net	(45)	(0.80)	14	0.28	189	1.67	(42)	(0.56)
Income taxes - continuing operations	$1,718	30.75%	$1,593	31.76%	$3,700	32.67%	$2,075	27.51%

At June 30, 2014, the Company had a net operating loss carry forward of $0.6 million, which is subject to certain limitations under IRC Section 382 and will begin to expire in December 31, 2025. The Company expects to utilize the full amount of the net operating loss carryforward.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

15. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,657	$10,657	$21,681	$21,681
Restricted cash	12,279	12,279	17,293	17,293
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	47,149	47,149	51,435	51,435
Municipal securities	34,124	34,124	24,547	24,547
Corporate securities	62,534	62,534	55,360	55,360
Obligations of foreign governments	1,009	1,009	409	409
Equity securities:
Common stock - publicly traded	47	47	47	47
Preferred stock - publicly traded	5,790	5,790	5,087	5,087
Common stock - non-publicly traded	51	51	51	51
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	18,297	18,297	11,920	11,920
Accounts and premiums receivable, net	15,743	15,743	18,702	18,702
Other receivables	29,941	29,941	33,409	33,409
Short-term investments	871	871	871	871
Total financial assets	$239,505	$239,505	$241,825	$241,825

Financial liabilities:
Notes payable	$10,979	$10,979	$3,273	$3,273
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	2,619	2,619	2,930	2,930
Total financial liabilities	$48,598	$48,598	$41,203	$41,203

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

	At June 30, 2014
		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$47,149	$—	$47,149	$—
Municipal securities	34,124	—	34,124	—
Corporate securities	62,534	—	62,534	—
Obligations of foreign governments	1,009	—	1,009	—
Equity securities:
Common stock - publicly traded	47	47	—	—
Preferred stock - publicly traded	5,790	5,790	—	—
Common stock - non-publicly traded	51	—	—	51
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	871	871	—	—
Total assets	$152,588	$6,708	$144,816	$1,064

Financial Liabilities:
Interest rate swap	$2,619	$—	$2,619	$—

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
There were no transfers between Level 1, Level 2 or Level 3 during the three or the six months ended June 30, 2014. The Company's use of Level 3 unobservable inputs included six individual securities that accounted for 0.7% of total investments at June 30, 2014. The Company valued one of the Level 3 equity securities at $1.0 million by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer, and another Level 3 equity security at $13.0 thousand, by estimating the total value of the Class-A shares outstanding by the issuer and a review of the company's audited financial statements. The remaining four Level 3 securities, with a combined fair value of $51.0 thousand were valued based on information obtained from a third-party pricing service. At December 31, 2013, the Company had six individual securities valued under Level 3 that accounted for 0.8% of total investments.

The following table presents the changes in Level 3 assets measured at fair value:	For the Six Months Ended June 30,
	2014	2013
Beginning balance, January 1,	$1,064	$1,123
Total investment gains or losses (realized/unrealized):
Included in other comprehensive (loss)	—	(25)
Transfers (out of) Level 3	—	(27)
Ending balance, June 30,	$1,064	$1,071

16. Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the Consolidated Financial Statements. The following table presents the dividends paid to the Company by its insurance company subsidiaries for the following periods:

	For the Six Months Ended June 30,	For the Twelve Months Ended December 31,
	2014	2013
Ordinary dividends	$—	$2,383
Extraordinary dividends	—	—
Total dividends	$—	$2,383

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At
	June 30, 2014	December 31, 2013
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$79,757	$69,269

Required minimum statutory capital and surplus	$17,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$4,244	$3,989

At June 30, 2014, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was $4.2 million. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of June 30, 2014 and December 31, 2013, respectively.

17. Commitments and Contingencies

Commitments
The Company, in the ordinary course of normal business, may enter from time to time into certain contractual obligations or commitments. The Company's commitments, as of June 30, 2014, have not materially changed from those disclosed in the note "Commitments and Contingencies," in the Company's 2013 Form 10-K.

Contingencies
The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters in existence at June 30, 2014 are reserved against, covered by insurance or would not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

The Company considers such litigation customary in its lines of business.  In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position, results of operations or cash flows of the Company. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. The Company may record loss contingencies as developments warrant, although such amounts are not reasonably estimable at this time.

18. Related Party Transactions

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

ProtectCELL received $6.1 million from High Pointe, representing the full payoff of the outstanding balance of the note receivable. The Company only recorded interest income on this note receivable during the three months ended March 31, 2013.

An executive officer of ProtectCELL owned multiple wireless retail locations, which sold ProtectCELL protection plans to wireless retail customers. The executive sold these wireless retail locations in February 2014. The table below presents the income recorded on and the commissions paid for this related party agreement through the sale date of the wireless retail locations.

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who had consulting relationships with the Company. The lease with Source, which expired on December 31, 2013, was not renewed since the operations of 4Warranty were moved to the Company's main office. The table below presents the lease payments made to Source during the three months and the six months ended June 30, 2013.

In December 2011, the Company entered into a marketing and referral agreement (the "Marketing Agreement") with a company in which a member serving on the Company's Board of Directors also serves on the board of the company providing the marketing services (the "Marketer"). The Marketing Agreement has a five year term and requires the Company to pay the Marketer a per account fee per month based on the number of enrolled customers the Marketer obtains for the Company. In conjunction with the Marketing Agreement, during April 2013, the Company entered into an agreement under which the Marketer began selling insurance-related products of the Company to the Marketer's customers. The Company recorded income and paid claims, associated with the sale of the Company's insurance-related products, which are reflected in the table below.

The following table presents the amounts recorded on the Company's Consolidated Statements of Income resulting from related party transactions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income recorded by ProtectCELL for protection plans sold	$—	$595	$307	$1,102
Income recorded for the sale of the Company's insurance-related products under the Marketing Agreement	315	268	632	268
Total related party income recorded by the Company	$315	$863	$939	$1,370

Interest income recorded on the High Pointe note receivable	$—	$—	$—	$21

Lease expense paid to High Pointe	$103	$103	$207	$197
Lease expense paid to Source	—	29	—	58
Total related party lease expense	$103	$132	$207	$255

Commissions paid by ProtectCELL for protection plans sold	$—	$246	$122	$451

Claims paid on the Company's insurance-related products under the Marketing Agreement	$39	$—	$62	$—

The following table presents the amounts recorded on the Company's Consolidated Balance Sheets from related party transactions:
			At
			June 30, 2014	December 31, 2013
Accounts receivable from related parties			$—	$113

19. Subsequent Events

The Company measures subsequent events through the date of the filing of its Consolidated Financial Statements. Management has determined that the following events merit disclosure as subsequent events. As previously disclosed by the Company on a Current Report on Form 8-K, filed on August 12, 2014, the Company entered into an Agreement and Plan of Merger on August 11, 2014, to be acquired by subsidiaries of Tiptree Financial Inc. (NASDAQ: TIPT) for approximately $218.0 million in cash.  Tiptree is a publicly traded diversified holding company, with subsidiaries that operate in four industry segments: insurance and insurance services, specialty finance, asset management and real estate.  Following the execution of the merger agreement, stockholders representing approximately 62% of the outstanding shares of Fortegra common stock executed a written consent adopting and approving the merger agreement. No additional stockholder approvals are necessary to adopt the merger agreement or consummate the transaction. The merger agreement includes a 30-day "go-shop" period during which the Company is permitted to solicit and enter into negotiations with interested parties that offer alternative proposals.  Closing of the merger is subject to the satisfaction of customary conditions including, among other

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

things, insurance regulatory approvals and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Critical Accounting Policies
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2014 are unchanged from those presented in the MD&A of Our 2013 Form 10-K.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see the Note "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q.

Components of Revenues and Expenses
For a complete discussion of our "Components of Revenues and Expenses," see the MD&A in PART II, ITEM 7, of Fortegra's 2013 Form 10-K.

Use of Non-GAAP Financial Measures
Management uses certain Non-GAAP financial measures in its analysis of our operating performance.  See "Use of Non-GAAP Financial Information" in this MD&A for a reconciliation of such financial measures to comparable financial measures based on U.S. GAAP.

EXECUTIVE SUMMARY
The following provides an overview of events and financial results for the three and the six months ended June 30, 2014:

Overview of Events
On December 31, 2012, we acquired ProtectCELL and 4Warranty. Their impact on our financial results began in 2013.

In January 2013, we announced a plan to consolidate our fulfillment, claims administration and information technology functions (the "Plan"). Prior to the Plan, such functions resided in our individual business units. The decision was part of our efforts to streamline operations, focus resources and provide first-in-class service to our customers. During the first quarter of 2013, we eliminated approximately 40 employee and contract positions. Subsequently we cross-trained personnel, further refined our mix of skills, and enhanced our tracking of transaction volumes and related metrics, allowing us to efficiently deploy resources to transaction volumes. As a result of the Plan and these changes, we have reduced costs and improved productivity.

On December 31, 2013, we completed the sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon and eReinsure, to AmWINS (the "Disposition"). See the Note, "Divestitures" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information.

In March 2014, in the exercise of our rights as a secured creditor, we took measures to protect certain assets of CIRG, a previously unconsolidated VIE, and booked an allowance for potential non-performance of the underlying note receivable guaranteed by CIRG. See the Note, "Variable Interest Entity" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information.

On April 11, 2014, we amended our Credit Agreement with Wells Fargo Bank, N.A., which increased our available line of credit to $100.0 million from $75.0 million, extended the maturity by two years from August 2017 to August 2019 and provided us with a more favorable interest rate schedule and unused line fees.

On August 11, 2014, we entered into an Agreement and Plan of Merger to be acquired by subsidiaries of Tiptree Financial Inc. (NASDAQ: TIPT) for approximately $218.0 million in cash.  Tiptree is a publicly traded diversified holding company, with subsidiaries that operate in four industry segments: insurance and insurance services, specialty finance, asset management and real estate.  Following the execution of the merger agreement, stockholders representing approximately 62% of the outstanding shares of our common stock executed a written consent adopting and approving the merger agreement. No additional stockholder approvals are necessary to adopt the merger agreement or consummate the transaction. The merger agreement includes a 30-day "go-shop" period during which we are permitted to solicit and enter into negotiations with interested parties that offer alternative proposals.  Closing of the merger is subject to the satisfaction of customary conditions including, among other things, insurance regulatory approvals and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Overview of Financial Results
The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013
Our income from continuing operations before non-controlling interests for the three months ended June 30, 2014 increased $0.5 million, or 13.4%, to $3.9 million from $3.4 million for the three months ended June 30, 2013. This increase was primarily due to revenue growth, particularly in our payment protection products and auto insurance products (in prior period filings with the SEC, we referred to auto insurance products as auto products).

For the three months ended June 30, 2014, our total revenues increased $3.6 million, or 4.2%, to $88.5 million from $84.9 million for the three months ended June 30, 2013. The increase in revenues for 2014 includes organic growth of $0.7 million and $4.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition, partially offset by $1.3 million of net realized gains on the sale of investments in 2013 that did not reoccur in 2014. The organic growth is primarily attributable to increases of $3.3 million from our payment protection products, and $1.6 million from our auto insurance products. These increases were partially offset by a $2.4 million decrease in motor club revenues, a $1.3 million decrease in organic ProtectCELL revenues, and a $0.5 million net decrease from our smaller revenue streams.

Total expenses increased $3.0 million, or 3.7%, to $82.9 million for the three months ended June 30, 2014 from $79.9 million for the same period in 2013. In the current quarter, there were decreases of $0.9 million in member benefit claims and $0.7 million in net losses and loss adjustment expenses due to lower claims in the ProtectCELL and payment protection products. Total expenses increased $4.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition, primarily in commissions. The 2013 period also included a gain on the sale of subsidiary of $0.4 million, which reduced total expenses in that period.

Net revenues, a Non-GAAP financial measure, increased $1.4 million, or 5.2%, to $27.3 million for the three months ended June 30, 2014 compared to $25.9 million for the same period in 2013. This increase represents the organic growth in total revenues and lower member benefit claims and net losses and loss adjustment expenses, partially offset by increased commissions due to the growth in revenues, and the 2013 net realized investment gains that did not reoccur in 2014.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from continuing operations, a Non-GAAP financial measure, increased $0.6 million, or 7.3%, to $9.1 million for the three months ended June 30, 2014 compared to $8.5 million for the same period in 2013. The EBITDA from continuing operations margin, a Non-GAAP financial measure, was 33.3% for the quarter ended June 30, 2014 compared to 32.6% for the quarter ended June 30, 2013.

Net income attributable to Fortegra Financial Corporation decreased $1.2 million, or 26.2%, to $3.3 million for the three months ended June 30, 2014 from $4.4 million for the three months ended June 30, 2013. Earnings per diluted share attributable to Fortegra Financial Corporation decreased 27.3% to $0.16 for the three months ended June 30, 2014 from $0.22 for the same period in 2013. These decreases were attributable to the results of discontinued operations for the three months ended June 30, 2013 of $1.2 million, or $0.06 per diluted share.

The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013
Our income from continuing operations before non-controlling interests for the six months ended June 30, 2014 increased $2.2 million, or 39.6%, to $7.6 million from $5.5 million for the six months ended June 30, 2013. This increase was primarily due to revenue growth, particularly in our payment protection products, ProtectCELL, and auto insurance products.

For the six months ended June 30, 2014, our total revenues increased $13.9 million, or 8.4%, to $179.1 million from $165.1 million for the six months ended June 30, 2013. The increase in revenues for 2014 includes organic growth of $5.9 million and $9.3 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition, partially offset by $1.3 million of net realized gains on the sale of investments in 2013 that did not reoccur in 2014. The organic growth is primarily attributable to increases of $7.3 million from our payment protection products, $3.1 million from our auto insurance products and $2.4 million in higher service and administration fees from ProtectCELL products. These increases were partially offset by a $5.0 million decrease in motor club revenues and a $2.1 million decrease in our insurance client administrative revenues.

Total expenses increased $10.1 million, or 6.4%, to $167.7 million for the six months ended June 30, 2014 from $157.6 million for the same period in 2013. In the current year to date period, there was a decrease of $0.4 million in net losses and loss adjustment expenses due to lower claims, and a $0.4 million increase in member benefit claims due primarily to severe weather affecting motor club claims. Total expenses increased $9.3 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition. This accounting treatment affected commissions by $8.9 million, partially offset by lower organic commissions of $0.4 million, and affected other operating costs by $0.4 million, offset by various cost savings including lower professional fees, reduced cost of outsourcing, and non-recurrence of 2013 costs for the direct to consumer initiative. Personnel costs decreased $0.1 million; the 2014 period reflects increased staffing costs, primarily in ProtectCELL operations, to support business objectives, while the 2013 period included $1.2 million of costs associated with the Plan. The 2014 period included a $1.3 million charge to expense associated with the allowance established against the CIRG note receivable, and the 2013 period included a $0.4 million gain on the sale of a subsidiary which reduced total expenses in that period.

Net revenues, a Non-GAAP financial measure, increased $5.4 million, or 10.7%, to $56.3 million for the six months ended June 30, 2014 compared to $50.8 million for the same period in 2013. This increase represents the organic revenue growth in payment protection, auto insurance, and ProtectCELL products, partially offset by lower insurance client administrative revenues and the 2013 net realized investment gains that did not reoccur in 2014.

EBITDA from continuing operations, a Non-GAAP financial measure, increased $3.8 million, or 26.3%, to $18.3 million for the six months ended June 30, 2014 compared to $14.5 million for the same period in 2013. EBITDA from continuing operations margin, a Non-GAAP financial measure, was 33.3% for the quarter ended June 30, 2014 compared to 32.6% for the quarter ended June 30, 2013.

Net income attributable to Fortegra Financial Corporation decreased $0.8 million, or 11.0%, to $6.2 million for the six months ended June 30, 2014 from $6.9 million for the six months ended June 30, 2013. Earnings per diluted share attributable to Fortegra Financial Corporation decreased 11.8% to $0.30 for the six months ended June 30, 2014 from $0.34 for the same period in 2013. These decreases were attributable to the results of discontinued operations for the six months ended June 30, 2013 of $2.5 million, or $0.12 per diluted share, partially offset by positive growth in earnings from continuing operations in the current period.

RESULTS OF OPERATIONS
The following table presents our Consolidated Statements of Income for the following periods:

	For the Three Months Ended June 30,
(in thousands, except shares, per share amounts and percentages)	2014	2013	$ Change from 2013	% Change from 2013
Revenues:
Service and administrative fees	$42,074	$42,040	$34	0.1%
Ceding commissions	11,996	6,957	5,039	72.4
Net investment income	777	746	31	4.2
Net realized investment gains	4	1,280	(1,276)	(99.7)
Net earned premium	33,163	33,681	(518)	(1.5)
Other income	510	243	267	109.9
Total revenues	88,524	84,947	3,577	4.2
Expenses:
Net losses and loss adjustment expenses	9,877	10,604	(727)	(6.9)
Member benefit claims	10,511	11,424	(913)	(8.0)
Commissions	40,842	36,986	3,856	10.4
Personnel costs	9,980	9,508	472	5.0
Other operating expenses	8,237	8,364	(127)	(1.5)
Depreciation and amortization	1,229	1,205	24	2.0
Amortization of intangibles	1,318	1,299	19	1.5
Interest expense	934	946	(12)	(1.3)
(Gain) on sale of subsidiary	—	(402)	402	—
Total expenses	82,928	79,934	2,994	3.7
Income from continuing operations before income taxes	5,596	5,013	583	11.6
Income taxes - continuing operations	1,718	1,593	125	7.8
Income from continuing operations before non-controlling interests	3,878	3,420	458	13.4
Discontinued operations:
Income from discontinued operations - net of tax	—	1,207	(1,207)	(100.0)
Discontinued operations - net of tax	—	1,207	(1,207)	(100.0)
Net income before non-controlling interests	3,878	4,627	(749)	(16.2)
Less: net income attributable to non-controlling interests	602	185	417	225.4
Net income attributable to Fortegra Financial Corporation	$3,276	$4,442	$(1,166)	(26.2)%

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.17	$0.17
Discontinued operations - net of tax	—	0.06
Net income attributable to Fortegra Financial Corporation	$0.17	$0.23

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.16	$0.16
Discontinued operations - net of tax	—	0.06
Net income attributable to Fortegra Financial Corporation	$0.16	$0.22

Weighted average common shares outstanding:
Basic	19,745,115	19,540,610
Diluted	20,440,133	20,523,090

	For the Six Months Ended June 30,
(in thousands, except shares, per share amounts and percentages)	2014	2013	$ Change from 2013	% Change from 2013
Revenues:
Service and administrative fees	$86,042	$80,898	$5,144	6.4%
Ceding commissions	22,545	14,120	8,425	59.7
Net investment income	1,484	1,649	(165)	(10.0)
Net realized investment gains	5	1,287	(1,282)	(99.6)
Net earned premium	68,091	66,823	1,268	1.9
Other income	885	334	551	165.0
Total revenues	179,052	165,111	13,941	8.4
Expenses:
Net losses and loss adjustment expenses	20,703	21,139	(436)	(2.1)
Member benefit claims	21,182	20,790	392	1.9
Commissions	80,913	72,348	8,565	11.8
Personnel costs	20,171	20,305	(134)	(0.7)
Other operating expenses	16,462	16,439	23	0.1
Depreciation and amortization	2,478	2,382	96	4.0
Amortization of intangibles	2,635	2,767	(132)	(4.8)
Interest expense	1,854	1,799	55	3.1
Loss on note receivable	1,317	—	1,317	100.0
(Gain) on sale of subsidiary	—	(402)	402	100.0
Total expenses	167,715	157,567	10,148	6.4
Income from continuing operations before income taxes	11,337	7,544	3,793	50.3
Income taxes - continuing operations	3,700	2,075	1,625	78.3
Income from continuing operations before non-controlling interests	7,637	5,469	2,168	39.6
Discontinued operations:
Income from discontinued operations - net of tax	—	2,469	(2,469)	(100.0)
Discontinued operations - net of tax	—	2,469	(2,469)	(100.0)
Net income before non-controlling interests	7,637	7,938	(301)	(3.8)
Less: net income attributable to non-controlling interests	1,463	1,003	460	45.9
Net income attributable to Fortegra Financial Corporation	$6,174	$6,935	$(761)	(11.0)%

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.31	$0.23
Discontinued operations - net of tax	—	0.13
Net income attributable to Fortegra Financial Corporation	$0.31	$0.36

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.30	$0.22
Discontinued operations - net of tax	—	0.12
Net income attributable to Fortegra Financial Corporation	$0.30	$0.34

Weighted average common shares outstanding:
Basic	19,698,444	19,548,632
Diluted	20,463,929	20,583,951

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended June 30, 2014 increased 0.1% to $42.1 million from $42.0 million for the three months ended June 30, 2013. The increase included $4.2 million due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition, offset by decreases of $2.4 million in motor club revenues and $1.3 million in ProtectCELL revenues due mainly to competitive pressures, and a $0.5 million net decrease from our smaller revenue streams.

Service and administrative fees for the six months ended June 30, 2014 increased $5.1 million, or 6.4%, to $86.0 million from $80.9 million for the six months ended June 30, 2013. The increase included $9.3 million due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition. Organic revenue growth from our ProtectCELL products of $2.4 million due to the earnings impact of robust prior year sales, and growth from auto insurance products of $1.0 million through new relationships were partially offset by decreases of $5.0 million in motor club revenues due to competitive pressures, $2.1 million in insurance client administrative revenues due to reduced service opportunities from a key client, and $0.4 million in premium finance loan administration fees due to the change from loan administration to loan issuance in that product.

Ceding Commissions
Ceding commissions for the three months ended June 30, 2014 increased $5.0 million, or 72.4%, to $12.0 million from $7.0 million for the three months ended June 30, 2013. This increase primarily resulted from growth in ceded credit insurance service and administrative fees from both higher direct premium volume and increased ceding percentages on our recently amended reinsurance agreements with London Life and London International, which occurred in early 2014 and did not impact our 2013 results. In addition, underwriting profits increased due to favorable loss ratios in the ceded credit insurance business. For the three months ended June 30, 2014, ceding commissions included $8.6 million in service and administrative fees, $3.2 million in underwriting profits, and $0.1 million in net investment income.

Ceding commissions for the six months ended June 30, 2014 increased $8.4 million, or 59.7%, to $22.5 million from $14.1 million for the six months ended June 30, 2013. This increase primarily resulted from growth in ceded credit insurance service and administrative fees from both higher direct premium volume and increased ceding percentages on our recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact our 2013 results. In addition, underwriting profits increased due to favorable loss ratios in the ceded credit insurance business. For the six months ended June 30, 2014, ceding commissions included $16.2 million in service and administrative fees, $6.1 million in underwriting profits, and $0.2 million in net investment income.

Net Investment Income
Net investment income for the three months ended June 30, 2014 increased 4.2%, to $0.8 million from $0.7 million for the three months ended June 30, 2013. The increase was primarily attributable to a higher average balance of our fixed maturity securities, which was partially offset by a decrease in the overall yield of the investment portfolio.

Net investment income for the six months ended June 30, 2014 decreased $0.2 million, or 10.0%, to $1.5 million from $1.6 million for the six months ended June 30, 2013. The decrease was primarily attributable to $0.1 million of investment income attributable to ProtectCELL recorded in 2013 that was not repeated in 2014, along with a decrease in the overall yield of the investment portfolio. The decrease in the overall yield for the six months ended June 30, 2014, compared to the same period in 2013, was partially offset by an increase in the average balance of our fixed maturity securities.

Net Realized Investment Gains
Net realized gains on the sale of investments and the gross proceeds from the sales of investments were not material to our results of operations for the three and the six months ended June 30, 2014. Net realized gains on the sale of investments totaled $1.3 million for the three months ended June 30, 2013. Nearly all of the gains for the six-month period ending June 30, 2013 were attributable to investment sales occurring during the three months ended June 30, 2013.

Net Earned Premium
Net earned premium for the three months ended June 30, 2014 decreased $0.5 million, or 1.5%, to $33.2 million from $33.7 million for the three months ended June 30, 2013. This decrease resulted primarily from growth in ceded credit insurance premiums due to the recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact 2013. This change had the effect of lowering net earned premiums by the corresponding amount ceded to the reinsurers. Our direct and assumed earned premium increased $18.9 million resulting from production gains from existing and new clients distributing our credit insurance, warranty and auto insurance products, which also represented geographic expansion particularly in Texas and California. Because of this increase in production and the increased ceding percentages on our reinsurance program with London Life and London International, ceded earned premiums increased $19.4 million for the three months ended June 30, 2014. On average, we maintained a 70.1% overall cession rate of direct and assumed earned premium for the three months ended June 30, 2014 compared with 63.3% for the same period in 2013.

Net earned premium for the six months ended June 30, 2014 increased $1.3 million, or 1.9%, to $68.1 million from $66.8 million for the six months ended June 30, 2013. This increase was primarily due to growth in direct and assumed earned premium of $35.3 million resulting from increased production from existing and new clients distributing our credit insurance, warranty and auto insurance products, and from geographic expansion. Because of this increase in production and the increased ceding percentages on our reinsurance program with London Life and London International, ceded earned premiums increased $34.0 million for the six months ended June 30, 2014. On average, we maintained a 68.9% overall cession rate of direct and assumed earned premium for the six months ended June 30, 2014 compared with 63.7% for the same period in 2013.

Other Income
Other income for the three months ended June 30, 2014 increased $0.3 million, or 109.9%, to $0.5 million from $0.2 million for the three months ended June 30, 2013. The increase was principally due to $0.3 million of interest income from our premium financing program for South Bay, which began late in the fourth quarter of 2013.

Other income for the six months ended June 30, 2014 increased $0.6 million, or 165.0%, to $0.9 million from $0.3 million for the six months ended June 30, 2013. The increase was principally due to $0.6 million of interest income from our premium financing program for South Bay, which began late in the fourth quarter of 2013.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended June 30, 2014 decreased $0.7 million, or 6.9%, to $9.9 million, from $10.6 million for the three months ended June 30, 2013. Our net losses and loss adjustment expense ratio improved from 31.5% in the 2013 period to 29.8% in 2014 due to lower incurred claims. The decrease in net losses and loss adjustment expenses resulted primarily from an increase in ceded credit insurance losses due to the recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact 2013. This change had the effect of lowering net losses and loss adjustment expenses by the corresponding amount ceded to the reinsurers. For the 2014 period, our direct and assumed losses increased by $4.5 million, or 20.2%, as compared with the same period in 2013. For the 2014 period, our ceded losses were higher by $5.3 million, or 44.3%, as compared with the same period in 2013, partially offsetting the increase in direct and assumed losses, which resulted predominantly from the changes in our reinsurance program with London Life and London International. The overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended June 30, 2014 increased to 63.4%, from 52.8% for the same period in 2013, with the increase primarily attributable to the change in the reinsurance program noted above.

Net losses and loss adjustment expenses for the six months ended June 30, 2014 decreased $0.4 million, or 2.1%, to $20.7 million, from $21.1 million for the six months ended June 30, 2013. Our net losses and loss adjustment expense ratio improved from 31.6% in the 2013 period to 30.4% in 2014 due to lower incurred claims. The decrease in net losses and loss adjustment expenses resulted primarily from growth in ceded credit insurance losses due to the recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact 2013. For the 2014 period, our direct and assumed losses increased by $9.6 million, or 22.1%, as compared with the same period in 2013. For the 2014 period, our ceded losses were higher by $10.1 million, or 44.9%, as compared with the same period in 2013, more than offsetting the increase in direct and assumed losses, which resulted predominantly from the changes in our reinsurance program with London Life and London International. The overall cession rate of direct and assumed losses and loss adjustment expenses for the six months ended June 30, 2014 increased to 61.0%, from 51.4% for the same period in 2013, with the increase primarily attributable to the change in the reinsurance program noted above.

Member Benefit Claims
Member benefit claims for the three months ended June 30, 2014 decreased $0.9 million, or 8.0%, to $10.5 million, from $11.4 million for the three months ended June 30, 2013. This decrease resulted principally from a $1.1 million decrease in ProtectCELL member benefits claims, which was partially offset by a $0.2 million increase in motor club member benefits claims.

Member benefit claims for the six months ended June 30, 2014 increased $0.4 million, or 1.9%, to $21.2 million, from $20.8 million for the six months ended June 30, 2013. This increase resulted principally from a $0.4 million increase in motor club member benefits claims due primarily to severe weather affecting motor club claims. ProtectCELL member claims remained consistent at $18.4 million for the six months ended June 30, 2014 and 2013, respectively.

Commissions
Commissions for the three months ended June 30, 2014 increased $3.9 million, or 10.4%, to $40.8 million from $37.0 million for the three months ended June 30, 2013. The increase included organic growth of $2.7 million from payment protection products, and $0.3 million from auto insurance products. These increases were partially offset by a decrease of $2.4 million in motor club commissions resulting from the decrease in motor club revenues and a shift in the relative mix of products sold toward those with lower commission rates. In addition, ProtectCELL commissions increased $3.3 million, of which $4.0 million was due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition.

Commissions for the six months ended June 30, 2014 increased $8.6 million, or 11.8%, to $80.9 million, from $72.3 million for the six months ended June 30, 2013. The increase included organic growth of $4.3 million from payment protection products and $0.6 million from auto insurance products. These increases were partially offset by a decrease of $4.9 million in motor club commissions due to the decrease in motor club revenues and a shift in the relative mix of products sold toward those with lower commission rates. In addition, ProtectCELL commissions increased $8.7 million, of which $8.9 million was due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition.

Personnel Costs
Personnel costs for the three months ended June 30, 2014 increased $0.5 million or 5.0%, to $10.0 million from $9.5 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, compared to 2013, personnel costs of ProtectCELL increased $0.4 million as a result of adding staff throughout 2013 to support business objectives. Stock-based compensation expense included in personnel costs totaled $0.2 million for the three months ended June 30, 2014 and 2013, respectively.

Personnel costs for the six months ended June 30, 2014 decreased $0.1 million, or 0.7%, to $20.2 million from $20.3 million for the six months ended June 30, 2013. The 2014 period reflects increased staffing costs, primarily in ProtectCELL operations, to support business objectives, while the 2013 period included $1.2 million of costs associated with the Plan. Our personnel levels remained consistent, as we employed 477 people at June 30, 2014 compared to 476 at June 30, 2013. Stock-based compensation expense included in personnel costs decreased to $0.3 million for the six months ended June 30, 2014 from $0.4 million for the same period in 2013.

Other Operating Expenses
Other operating expenses for the three months ended June 30, 2014 decreased 1.5% to $8.2 million, from $8.4 million for the three months ended June 30, 2013. Other operating expenses for the six months ended June 30, 2014 increased 0.1%, to $16.5 million, from $16.4 million for the six months ended June 30, 2013. Other operating expenses for both periods in 2014 were relatively consistent with the 2013 periods, even though net revenues, a Non-GAAP financial measure, for the three and the six months ended June 30, 2014 increased 5.2% and 10.7%%, respectively.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 remained consistent at $1.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2014 increased $0.1 million, or 4.0%, to $2.5 million from $2.4 million for the six months ended June 30, 2013, due to higher levels of depreciable and amortizable assets in service during 2014 compared to the same period in 2013.

Amortization of Intangibles
Amortization expense on intangibles for the three months ended June 30, 2014 and 2013, remained consistent at $1.3 million, respectively. Amortization expense on intangibles for the six months ended June 30, 2014 decreased $0.2 million to $2.6 million from $2.8 million for the six months ended June 30, 2013 as more amortizable intangible assets became fully amortized during 2014.

Interest Expense
Interest expense for the three months ended June 30, 2014 and 2013, remained consistent at $0.9 million, respectively. Interest expense for the six months ended June 30, 2014 increased $0.1 million, or 3.1%, to $1.9 million from $1.8 million for the six months ended June 30, 2013, with the increase attributable to the additional interest expense incurred on borrowings under our line of credit with Synovus Bank, which supports our premium receivable product offering at South Bay.

Loss on Note Receivable
For the six months ended June 30, 2014, we recorded a $1.3 million loss resulting from establishing the allowance against the CIRG note receivable, which we entered into in connection with the sale of CIRG in July of 2011.

Income Taxes
Income taxes for the three months ended June 30, 2014 increased $0.1 million, or 7.8%, to $1.7 million from $1.6 million for the three months ended June 30, 2013, with the increase primarily attributable to a higher level of pretax income, partially offset by slightly more favorable tax preference items for the 2014 period compared to the same period in 2013. These factors caused our effective tax rate to be 30.7% for the three months ended June 30, 2014 compared to 31.8% for the same period in 2013.

Income taxes for the six months ended June 30, 2014 increased $1.6 million, or 78.3%, to $3.7 million from $2.1 million for the six months ended June 30, 2013, with the increase primarily attributable to a higher level of pretax income and a lower level of tax preference items in 2014 compared to 2013. These factors caused our effective tax rate to be 32.6% for the six months ended June 30, 2014 compared to 27.5% for the same period in 2013. See the Note, "Income Taxes" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information and a reconciliation of the items impacting our income taxes and our effective tax rate.

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

The following table presents the amounts related to discontinued operations in our Consolidated Statements of Income:

(in thousands)	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$9,891	$19,622
Net investment income	6	12
Other income	16	16
Total revenues	9,913	19,650

Expenses:
Personnel costs	5,086	10,135
Other operating expenses	1,546	2,888
Depreciation and amortization	162	303
Amortization of intangibles	481	961
Interest expense	598	1,189
Total expenses	7,873	15,476
Income from discontinued operations before income taxes	2,040	4,174
Income taxes - discontinued operations	833	1,705
Discontinued operations - net of tax	$1,207	$2,469

USE OF NON-GAAP FINANCIAL INFORMATION
We present certain financial measures related to our business that are "Non-GAAP financial measures" within the meaning of Item 10 of Regulation S-K in this Form 10-Q. We present these Non-GAAP financial measures to provide investors with additional information to analyze our performance from period to period.  Management also uses these measures to assess performance and to allocate resources in managing our businesses.  However, investors should not consider these Non-GAAP financial measures as a substitute for the financial information that we report in accordance with U.S. GAAP.  These Non-GAAP financial measures reflect subjective determinations by management, and may differ from similarly titled Non-GAAP financial measures presented by other companies.

In this Form 10-Q, we present Net revenues, Operating expenses, EBITDA from continuing operations and Adjusted EBITDA from continuing operations. These financial measures are Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. Net revenues are total revenues less net losses and loss adjustment expenses, member benefit claims, and commission expenses. Operating expenses are the sum of personnel costs and other operating expenses. EBITDA from continuing operations is net income before interest expense, income taxes, net income attributable to non-controlling interests, depreciation and amortization. Adjusted EBITDA from continuing operations means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Wells Fargo Bank, N.A., which in general terms means consolidated net income from continuing operations before non-controlling interests, consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense, relating to continuing operations. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense, and unusual or non-recurring charges and items that affect comparability of results. The calculations below do not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA from continuing operations reflected in the table. We believe presenting EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides investors with supplemental financial measures of our operating performance.

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

The following table presents a reconciliation of the components of net revenues for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$88,524	$84,947	$179,052	$165,111
Less :
Net losses and loss adjustment expenses	9,877	10,604	20,703	21,139
Member benefit claims	10,511	11,424	21,182	20,790
Commissions	40,842	36,986	80,913	72,348
Net revenues	$27,294	$25,933	$56,254	$50,834

The following table presents a reconciliation of the components of operating expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Personnel costs	$9,980	$9,508	$20,171	$20,305
Other operating expenses	8,237	8,364	16,462	16,439
Operating expenses	$18,217	$17,872	$36,633	$36,744

The following table presents a reconciliation of income from continuing operations before non-controlling interests to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Income from continuing operations before non-controlling interests	$3,878	$3,420	$7,637	$5,469
Depreciation	1,229	1,205	2,478	2,382
Amortization of intangibles	1,318	1,299	2,635	2,767
Interest expense	934	946	1,854	1,799
Income taxes	1,718	1,593	3,700	2,075
EBITDA from continuing operations	9,077	8,463	18,304	14,492
Transaction costs (1)	18	55	28	141
Restructuring expenses	—	80	—	1,234
(Gain) on sale of subsidiary	—	(402)	—	(402)
Legal expenses	—	243	—	243
Stock-based compensation expense	291	328	581	632
Loss on note receivable	—	—	1,317	—
Adjusted EBITDA from continuing operations	$9,386	$8,767	$20,230	$16,340

EBITDA from continuing operations margin (2)	33.3%	32.6%	32.5%	28.5%
Adjusted EBITDA from continuing operations margin (3)	34.4%	33.8%	36.0%	32.1%

(1) Represents transaction costs associated with completed and/or potential acquisitions.
(2) EBITDA from continuing operations margin is calculated by dividing EBITDA from continuing operations by Net Revenues.
(3) Adjusted EBITDA from continuing operations margin is calculated by dividing Adjusted EBITDA from continuing operations by Net Revenues.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity describes the ability of a company to generate adequate cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions and other commitments and contractual obligations. We historically have derived our liquidity primarily from our invested assets, cash flows from operations, ordinary and extraordinary dividend capacity from our subsidiary insurance companies and our credit facilities. When considering our liquidity, it is important to note that our restricted cash is held in a fiduciary capacity and is available only to satisfy certain future cash payment obligations that are recorded as liabilities.

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

Our primary sources of liquidity include our total investments, cash and cash equivalent balances, and availability under our revolving credit facilities. At June 30, 2014, we had total available-for-sale and short-term investments of $152.6 million (which included restricted investments of $16.0 million), cash and cash equivalents of $10.7 million and $97.0 million of available capacity on our credit facilities. At December 31, 2013, we had total investments of $138.8 million (which included restricted investments of $16.5 million), cash and cash equivalents of $21.7 million and $75.1 million of available capacity on our credit facilities. Our total indebtedness, including notes payable and preferred trust securities, was $46.0 million at June 30, 2014 compared to $38.3 million at December 31, 2013.

We believe that our cash flows from operations and the availability under our credit facilities, combined with our low capital expenditure requirements, will provide us with adequate capital to continue to grow our business over the next several years, although we cannot give any assurances. We intend to use a portion of our available cash flows to pay interest on our outstanding debt, thus limiting the amount available for working capital, capital expenditures and other general corporate purposes. If we continue to expand our business and make acquisitions, we may in the future require additional working capital to meet our future business needs. This additional working capital may be in the form of additional debt or equity. Although we believe we have adequate liquidity under our credit facilities, as discussed above, under adverse market conditions or in the event of a default under our credit facilities, there can be no assurance that such funds would be available or adequate, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, or replace our existing credit facilities upon their respective maturity dates.

Cash Exceeding Federal Deposit Insurance Corporation ("FDIC") Limits
We maintain cash and cash equivalents with major third party financial institutions, including interest-bearing money market accounts, which are insured by the FDIC's standard insurance limit of $250,000 per depositor per institution. Our accounts containing cash and cash equivalents may exceed the FDIC's standard insurance limit from time to time.

Our cash balances, including restricted cash, exceeding the FDIC standard insurance limit totaled $9.0 million at June 30, 2014 and $18.9 million at December 31, 2013. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor our accounts held at depository institutions.
We can give no assurances that we will not lose deposited funds exceeding the FDIC standard insurance limit or access to these funds due to adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

Share Repurchase Plan
We have a share repurchase plan that allows us to purchase up to $15.0 million in total of our common stock from time to time through open market or private transactions. We did not repurchase any of our common stock during the three or the six months ended June 30, 2014. For the three months and six months ended June 30, 2013, respectively, we repurchased 200,000 shares of outstanding common stock at an average price of $6.79 per share at a total cost of $1.4 million. At June 30, 2014, we had $7.2 million still available for repurchase under the plan. See PART II, ITEM 2 included in this Form 10-Q, for more information on our share repurchase plan.

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

The following table sets forth the dividends paid to us by our insurance company subsidiaries during the following periods:

	For the Six Months Ended	For the Twelve Months Ended
(in thousands)	June 30, 2014	December 31, 2013
Ordinary dividends	$—	$2,383
Extraordinary dividends	—	—
Total dividends	$—	$2,383

Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information.

$100.0 million Secured Credit Agreement - Wells Fargo Bank, N.A.
In April 2014, we amended the original credit agreement, entered into on August 2, 2012, (as amended, the "Credit Agreement"), with a syndicate of lenders, among them Wells Fargo Bank, N.A., who also serves as administrative agent ("Wells Fargo" or the "Administrative Agent"). The Credit Agreement matures on August 2, 2019 (subject to earlier termination) and has a revolving credit facility limit of $100.0 million (the "Revolving Facility") with a sub-limit of $10.0 million for swingline loans and $10.0 million for letters of credit. The Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the Credit Agreement by an amount not to exceed $50.0 million. The Credit Agreement also contains financial covenants, which we must maintain. The amendment to the Credit Agreement reduced the interest rate margin on revolving loans by 0.35% for each pricing level and reduced the unused line fee paid on undrawn revolving commitments by 0.05% for each pricing level.

As of June 30, 2014, we were in compliance with the financial covenants contained in the Credit Agreement. Please see the Note, "Notes Payable" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information on the Credit Agreement.

$15.0 million Revolving Line of Credit - Synovus Bank
At June 30, 2014, South Bay had a $15.0 million line of credit agreement (the "Line of Credit") with Synovus Bank, entered into on October 2013, with a maturity date of April 2017. The Line of Credit bears interest at a rate of 300 basis points plus the 90-day LIBOR, and is available specifically for the South Bay premium financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables, less an applicable reserve of $500,000. At June 30, 2014, the balance of premium financing receivables included in notes receivable, net on the Consolidated Balance Sheet, totaled $11.7 million, of which $9.4 million were eligible receivables, and the balance of the Line of Credit included in notes payable on the Consolidated Balance Sheet was $8.0 million. At June 30, 2014, South Bay was in compliance with the covenants required by the Line of Credit.

Preferred Trust Securities
In connection with the Summit Partners Transactions, our subsidiary LOTS Intermediate Co. issued $35.0 million of fixed/floating rate preferred trust securities due in 2037. The preferred trust securities accrued interest at a rate of 9.61% per annum until the June 2012 interest payment date; thereafter, interest accrues at a rate of 3-month LIBOR plus 4.10% for each interest rate period. Interest due on the preferred trust securities is payable quarterly. We may redeem the preferred trust securities, completely or in part, at a price equal to 100% of the principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

Interest Rate Swap
At June 30, 2014, we have a single interest rate swap (the "Swap") designated as a cash flow hedge with Wells Fargo Bank, N.A. This instrument swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float, and will expire in June 2017. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall credit quality of the investment portfolio was rated AA- by Standard and Poor's Rating Service at June 30, 2014 and December 31, 2013, respectively.

Regulatory Requirements
The investments we make must comply with the applicable laws and regulations for our industry, which prescribe the kind, quality and concentration of permissible investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and other investments.

Investment Strategy
The board of directors, for each of our insurance company subsidiaries, regularly reviews and approves the applicable investment policy in order to monitor and consider various investment activities and tactics as well as new investment opportunities. Our investment strategy seeks long-term returns through disciplined security selection, portfolio diversity and an integrated approach to risk management. We select and monitor investments to balance the goals of safety, stability, liquidity, growth and after-tax total return with the need to comply with regulatory investment requirements. A third-party provider of asset management services manages our investment portfolio. We employ asset/liability management strategies to reduce the adverse effects of interest rate volatility and to increase the likelihood that cash flows are available to pay claims as they become due. Asset/liability management is accomplished by setting an asset target duration range that is influenced by the following factors: (i) the estimated reserve payout pattern, (ii) the inclusion of our tactical capital market views into the investment decision-making process and (iii) our overall risk tolerance. We aim to achieve a relatively safe and stable income stream by maintaining a broad-based portfolio of investment grade fixed maturity securities. We may also make investments in additional asset types with the objective of further enhancing the portfolio's diversification and expected returns. These additional asset types include common and redeemable preferred stock. We manage our investment risks through consideration of duration of liabilities, diversification, credit limits, careful analytic review of each investment decision, and comprehensive risk assessments of the overall portfolio.

At June 30, 2014, we held 87 individual fixed maturity and 10 individual equity securities in unrealized loss positions. At June 30, 2013, we held 103 individual fixed maturity and 10 individual equity securities in unrealized loss positions. The decrease in the number of fixed maturity securities in unrealized loss positions was primarily due to changes in bond yields and the related impact on market prices. We do not intend to sell the investments that were in an unrealized loss position at June 30, 2014 and believe that it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances.

Based on management's quarterly review, none of our fixed maturity or equity securities were deemed other than temporarily impaired during the periods ended June 30, 2014 and June 30, 2013, respectively. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company, and subsidiary levels on a monthly basis, using trend and variance analysis to project future cash needs, with adjustments made as needed. The following table presents our consolidated cash flows:

(in thousands)	For the Six Months Ended June 30,
Cash provided by (used in):	2014	2013
Operating activities	$(1,847)	$15,965
Investing activities	(15,616)	(11,835)
Financing activities	6,439	(3,749)
Net change in cash and cash equivalents	$(11,024)	$381

Our Consolidated Statement of Cash Flows for the six months ended June 30, 2013 includes the cash flows from Bliss and Glennon and eReinsure. Our Consolidated Balance Sheet as of December 31, 2013 reflects Bliss and Glennon and eReinsure as discontinued operations.

Operating Activities
Net cash used in operating activities was $1.8 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $16.0 million for the six months ended June 30, 2013. In the current period, lower sales volumes of ProtectCELL products, motor club products, and insurance client administrative services resulted in lower cash collections. We also used cash during the six months ended June 30, 2014 to extinguish $7.4 million of liabilities of discontinued operations, and to pay premium taxes and other liabilities and accrued expenses.

Investing Activities
Net cash used in investing activities was $15.6 million for the six months ended June 30, 2014 compared to $11.8 million for the six months ended June 30, 2013. The increase in net cash used in investing activities was primarily attributable to issuance of additional notes receivable, net of collections, under the South Bay premium financing program, which started late in the fourth quarter of 2013 and the cash proceeds received in the prior year period for the payoff of the $6.1 million related party note receivable, which was not repeated in 2014. Partially offsetting this increase was a lower level of net cash used in 2014 for net investment portfolio activity and acquisitions and divestitures compared to the same period in 2013.

Financing Activities
Net cash provided by financing activities was $6.4 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $3.7 million for the six months ended June 30, 2013. The increase in 2014 primarily reflected a greater change in the utilization of our credit facilities compared to the 2013 period, which was principally due to the usage of our Line of Credit for the South Bay premium financing program. In addition, during 2014 we did not use cash to repurchase common stock under our stock repurchase plan, while in 2013 we used $1.4 million to repurchase 200,000 shares of our common stock.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations. Our contractual obligations and commitments, as of June 30, 2014, have not changed materially from those disclosed in our 2013 Form 10-K. For a discussion of our contractual obligations and other commitments, please see PART II, ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our 2013 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our markets risks, as of June 30, 2014, have not changed materially from those disclosed in our 2013 Form 10-K. For a discussion of our exposure to market risk, please see PART II, ITEM 7A. "Quantitative and Qualitative Disclosures about Market Risk," contained our 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following are certain risks that management believes are specific to our business. Readers should not view these risk factors as an all-inclusive list of risks that may affect our business or as a presentation of the risk factors in any particular order. You should carefully consider the risks described below, together with the other information contained in this Form 10-Q and in our other filings with the SEC when evaluating our Company. The occurrence of any of the events discussed in these risk factors could materially affect our business, financial condition, results of operations and cash flows. Additional risks unknown at this time, or risks we currently deem immaterial, may also affect our business, financial condition, results of operations and cash flows.

Risks Related to our Business and Industries
General economic and financial market conditions may have a material adverse effect on the business, results of operations, cash flows and financial condition of our business.
General economic and financial market conditions, including the availability and cost of credit, the loss of consumer confidence, reduction in consumer or business spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased uncertainty and volatility as well as diminished expectations for the U.S. economy and the financial markets. These conditions could have a material and adverse affect on our business. Adverse economic and financial market conditions could result in:

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

If we cannot successfully anticipate changing economic or financial market conditions, we may be unable to effectively plan for or respond to such changes, and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We face significant competitive pressures in our business, which could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
We face various competitive factors in our business. These competitive factors may include price, industry knowledge, quality of client service, our ability to efficiently administer claims, the effectiveness of our sales force, technology platforms and processes, the security and integrity of our information systems, the financial strength ratings of our insurance company subsidiaries, office locations, breadth of services and products, brand recognition and reputation. Some competitors may offer a broader array of services and products, may have a greater diversity of distribution resources, may have better brand recognition, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some competitors also have larger client bases than we do. In addition, new competitors could enter our markets in the future, and existing competitors may gain strength by forging new business relationships.

We compete with insurance companies, financial institutions, extended service plan providers, membership plan providers, wireless carriers and other insurance and warranty service providers. Our principal competitors include The Warranty Group, American National

Insurance Company, Assurant, Inc., Asurion Corporation, eSecuritel Holdings, LLC, Global Warranty Group, LLC, Securian Financial Group, The Plateau Group, Inc. and smaller regional companies. Due to state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer debt cancellation plans and can affiliate with other insurance companies in order to offer services similar to ours. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As competitors gain experience with payment protection and warranty programs, their reliance on our services and products may diminish.

We expect competition to intensify, which may result in lower prices and volumes, higher personnel and sales and marketing costs, increased technology expenditures and lower profitability. We may not be able to supply clients with services or products that they deem superior and at competitive prices and we may lose business to our competitors. If we cannot compete effectively, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict. If our results of operations fall below expectations, the price of our common stock could decline.
Our annual and quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. In addition, our expenses as a percentage of revenues may be significantly different from our historical rates. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that may cause our results of operations to fluctuate from period-to-period include:

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

We typically face a long selling cycle to secure new clients as well as long implementation periods that require significant resource commitments, which may result in long lead-times before we receive revenues from new client relationships.
The industries in which we compete generally consist of mature businesses and markets and the companies that participate in these industries have well-established business operations, systems and relationships. Accordingly, our business typically faces a long selling cycle to secure a new client. Even if we are successful in obtaining a new client engagement, a long implementation period may follow in which we plan the services in detail and demonstrate to the client that we can successfully integrate our processes and resources with their operations. We also typically negotiate and enter into a contractual relationship with the new client during this period. There is then a long implementation period in order to commence providing the services.

We typically incur significant business development expenses during the selling cycle. We may not succeed in winning a new client's business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential client and begin to plan the services in detail, such potential client may choose a competitor or decide to retain the work in-house prior to the time a final contract is signed. If we enter into a contract with a client, we will typically receive no revenues until implementation actually begins. In addition, a significant portion of our revenue depends upon the success of our clients' marketing programs, which may not generate the transaction volume we anticipate. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation cycle. If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation cycle or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition. Furthermore, the time and effort required to complete the implementation phases of new contracts makes it difficult to predict with accuracy the timing of revenues from new clients as well as our costs.

Acquisitions are a significant part of our growth strategy and we may not be successful in identifying suitable acquisition candidates, completing such acquisitions or integrating the acquired businesses, which could have a material adverse effect on our business, results of operations, financial condition and growth.
Historically, acquisitions have played a significant role in our expansion into new markets and in the growth of some of our operations. Acquiring complementary businesses is a significant component of our growth strategy. Accordingly, we frequently evaluate possible acquisition targets for our business. However, we may not be able to identify suitable acquisition targets, and we may not be able to finance and complete such transactions on acceptable terms. We may incur significant expenses in evaluating and completing such acquisitions. Furthermore, any future acquisitions may not be successful. In addition, we may be competing with larger competitors with substantially greater resources for acquisition targets. Any deficiencies in the process of integrating companies we may acquire could have a material adverse effect on our results of operations and financial condition. Acquisitions entail a number of risks including, among other things:

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

Our failure to address these acquisition risks adequately, could have a material adverse effect on our business, results of operations, financial condition and growth. Future acquisitions may reduce our cash resources available to fund our operations and capital expenditures and could result in increased amortization expense related to any intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could increase our interest expense.

We may lose clients or business due to consolidation within the financial services industry.
There has been considerable consolidation in the financial services industry, driven primarily by the acquisition of small and mid-size organizations by larger entities. We expect this trend to continue. We may lose business or suffer decreased revenues if one or more of our significant clients or distributors consolidate or align themselves with other companies. To date, consolidation has not materially affected our business. However, future industry consolidation could affect our business, particularly if organizations that already possess the operations, services and products that we provide acquire any of our significant clients.

Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our strategic goals, which may have a material and adverse effect on our business.
We may not be successful in developing and implementing our strategic plans for our business or the operational plans that have been or need to be developed to implement these strategic plans. If the development or implementation of such plans is not successful, we may not produce the revenue, margins, earnings or synergies that we need to be successful. We may also face delays or difficulties in implementing service, product, process and system improvements, which could adversely affect the timing or effectiveness of margin improvement efforts in our business and our ability to compete successfully in the markets we serve. The execution of our strategic and operating plans, to some extent, will also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need continual assessment and reassessment to meet the challenges and needs of our business in order for us to remain competitive. Our failure to implement, execute, assess and reassess our strategic and operating plans in a timely manner or at all, could have a material and adverse effect on our business or results of operations. In addition, we may not realize the cost savings, benefits or improvements associated with such plans, or we may incur excess costs associated with such plans or not have the financial resources available to fund the costs associated with such plans, which could each have a material and adverse effect on our business or results of operations.

We may not effectively manage our growth, which could materially harm our business.
The growth of our business has placed and may continue to place significant demands on our management, personnel, systems and resources. To manage our growth, we must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our personnel. We must also maintain close coordination among our technology, compliance, legal, risk management, accounting and finance, marketing and sales departments. We may not manage our growth effectively, and if we fail to do so, our business could be materially and adversely harmed.

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
We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries are our principal sources of cash to meet our obligations and pay dividends, if any, on our common stock. These obligations include our operating expenses and interest and principal payments on our current and any future borrowings. The agreements governing our credit facilities restrict our subsidiaries' ability to pay dividends or otherwise transfer cash to us. Under our credit facility, our subsidiaries cannot make distributions to us if a default or an event of default has occurred and is continuing at the time of such distribution. If the cash we receive from our subsidiaries pursuant to dividends or otherwise is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets.

The insurance laws and regulations of the states in which our regulated insurance company subsidiaries operate regulate the amount of dividends and distributions we receive from our insurance company subsidiaries. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and our other subsidiaries, such as those relating to the shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services. Please see the Note, "Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions," in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q for additional information relating to dividend restrictions for our insurance company subsidiaries.

Our success is dependent upon the retention and acquisition of talented people and the skills and abilities of our management team and key personnel.
Our business depends on the efforts, abilities and expertise of our senior executives, particularly our Chairman, President and Chief Executive Officer, Richard S. Kahlbaugh, and our other key personnel. Mr. Kahlbaugh and our other senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and development until we find qualified replacements. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-compete agreements with such individuals may not be enforced by the courts. We do not maintain key man life insurance policies on any of our executive officers except for Mr. Kahlbaugh. If we are unable to attract and retain talented employees, it could have a material adverse effect on our business, operating results and financial condition.

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
We distribute our products and services through financial institutions, lenders and retailers. Although our contracts with these clients are typically exclusive, they are subject to cancellation on relatively short notice. In addition, the distributors typically do not have any minimum performance or sales requirements and our revenue is dependent on the level of business conducted by the distributor as well as the effectiveness of their sales efforts, each of which is beyond our control. The following factors are among those that could materially reduce our sales and revenues:

•	the impairment of our distribution relationships;

•	the loss of a significant number of our distribution relationships;

•	the failure to offer increasingly competitive products;

•	the increase in sales of competitors' services and products by these distributors;

•	the decline in the distributors overall business activity; or

•	the effectiveness of their sales of our products.

In addition, our growth is dependent in part on our ability to identify, attract and retain new distribution relationships and successfully implement our information systems with those of our new distributors.

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

The structure of some of our commissions exposes us to risks related to the creditworthiness of some of our agents.
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
Claims paying ability and financial strength ratings are each a factor in establishing the competitive position of our insurance company subsidiaries. A ratings downgrade, or the potential for such a downgrade, could, among other things, materially and adversely affect relationships with clients, brokers and other distributors of our services and products, thereby negatively affecting our results of operations, and materially and adversely affect our ability to compete in our markets. Rating agencies can be expected to continue to monitor our financial strength and claims paying ability, and no assurances can be given that future ratings downgrades will not occur, whether due to changes in our performance, changes in rating agencies' industry views or ratings methodologies, or a combination of such factors.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially and adversely reduce our business, results of operations and financial condition.
We maintain reserves to cover our estimated ultimate exposure for claims with respect to reported claims and incurred but not reported claims as of the end of each accounting period. Reserves, whether calculated under accounting principles generally accepted in the United States or statutory accounting principles, do not represent an exact calculation of exposure. Instead, they represent our best estimates, generally involving actuarial projections, of the ultimate settlement and administration costs for a claim or group of claims, based on our assessment of facts and circumstances known at the time of calculation. Future trends in claims severity, frequency, judicial theories of liability and other factors may affect the adequacy of reserves. These variables are affected by external factors such as changes in the economic cycle, unemployment, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues, new methods of treatment or accommodation, inflation, judicial trends, legislative changes, as well as changes in claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. We reflect adjustments to reserves, both positive and negative, in the statement of income in the period in which we update such estimates. Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, we can give no assurances that ultimate losses will not exceed existing claims reserves. In general, future loss development could require reserves to be increased, which could have a material adverse effect on our business, results of operations and financial condition.

Our investment portfolio is subject to several risks that may diminish the fair value of our invested assets and cash, which could have a material and adverse effect on our business and profitability.

Investment returns are an important part of our overall profitability and significant interest rate fluctuations, or prolonged periods of low interest rates, could impair our profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We have a significant portion of our investments in cash and liquid short-term investments. Accordingly, during prolonged periods of declining or low market interest rates, such as those we have been experiencing since 2008, the interest we receive on such investments decreases and affects our profitability. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. If we do not structure our investment portfolio so that it matches our insurance liabilities, we may have to liquidate investments prior to maturity at a significant loss to cover such liabilities.

We classify all of our fixed maturity securities as available-for-sale with any changes in the fair value of these securities reflected on our Consolidated Balance Sheets. The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk may differ from those anticipated at the time of investment due to interest rate fluctuations.

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

Further, the fair value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. Our fixed maturity portfolio may include below investment grade securities (rated "BB" or lower by nationally recognized securities rating organizations). These investments generally provide higher expected returns, but present greater risk and are typically less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could have a material adverse effect on our results of operations and financial condition.

Risks Related to Regulatory and Legal Matters
We are subject to extensive governmental laws and regulations, which increase our costs and could restrict the conduct of our business.
Our operations are subject to extensive regulation and supervision in the jurisdictions in which we do business. Such regulation or compliance could reduce our profitability or limit our growth by increasing the costs of compliance, limiting or restricting the products or services we sell, or the methods by which we sell our services and products, or subjecting our business to the possibility of regulatory actions or proceedings. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities have broad discretion to grant, renew or revoke licenses and approvals and to implement new regulations. The jurisdictions in which we operate may prohibit or temporarily suspend us from carrying on some or all of our activities or otherwise fine or penalize us. We can give no assurances that we can continue our business in each jurisdiction as we have in the past. Regulatory authorities generally design laws and regulations to protect the interests of policyholders. To that end, the laws of the various states establish insurance departments and other regulatory agencies with broad powers with respect to matters, such as:

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

An insurer's ability to write new business is partly a function of its statutory surplus. Maintaining appropriate levels of surplus as measured by statutory accounting principles is important to insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, a downgrade by rating agencies or enforcement action by regulatory authorities.

We may be unable to maintain all required licenses and approvals and, despite our best efforts, our business may not fully comply with the wide variety of applicable laws and regulations or the relevant regulators' interpretations of such laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals or to limit or restrain operations in their jurisdiction. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could prohibit or temporarily suspend us from operating, limit some or all of our activities or financially penalize us. These types of actions could have a material adverse effect on our results of operations and financial condition.

Failure to protect our clients' confidential information and privacy could result in the loss of our reputation and customers, reduction in our profitability and subject us to fines, penalties and litigation, which could adversely affect our results of operations and financial condition.
We retain confidential information in our information systems, and we are subject to a variety of privacy regulations and confidentiality obligations. For example, some of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect confidential information we obtain from our clients. These obligations generally require us, in accordance with applicable laws, to protect such information to the same extent that we protect our own confidential information. We have implemented physical, administrative and logical security systems with the intent of maintaining the physical security of our facilities and systems and protecting our clients' and their customers' confidential information and personally-identifiable information against unauthorized access through our information systems or by other electronic transmission or through misdirection, theft or loss of data. Despite such efforts, we may be subject to a breach of our security systems that results in unauthorized access to our facilities and/or the information we are trying to protect. Anyone who is able to circumvent our security measures and penetrate our information systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, most states require that customers be notified if a security breach results in the disclosure of personally-identifiable customer information. If our information systems security is compromised resulting in the inappropriate disclosure of such information our results of operations and financial condition could be materially affected due to, among other things, unfavorable publicity, reputational damage, governmental inquiry and oversight, difficulty in marketing our services, loss of clients, significant civil and criminal liability and the incurrence of significant technical, legal and other expenses.

Changes in regulation may adversely affect our business, results of operations and financial condition and limit our growth.
Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. If we were unable for any reason to comply with these requirements, our noncompliance could result in substantial costs to us and may have a material adverse effect on our results of operations and financial condition. Legislative or regulatory changes that could significantly harm us include, but are not limited to:

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

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our product costs. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new services and products and increase our claims exposure on policies we issued previously. In addition, the NAIC's proposed expansion of the Market Conduct Annual Statement could increase the likelihood of examinations of insurance companies operating in niche markets. Court decisions that affect the insurance industry could result in the release of previously protected confidential and privileged information by departments of insurance, which could increase the risk of litigation.

Traditionally, the U.S. federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can have a significant and adverse affect on insurance companies. These areas include financial services regulation, securities regulation, privacy, tort reform legislation and taxation. For example, the Dodd-Frank Act provides for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy.

The Dodd-Frank Act established the Federal Insurance Office within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority would likely extend to all lines of insurance that our insurance company subsidiaries write. The director of the Federal Insurance Office serves in an advisory capacity to the Financial Stability Oversight Council. The director has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to the financial stability of the U.S. economy. The Dodd-Frank Act can also preempt state laws when inconsistent with certain international agreements and would streamline the regulation of reinsurance and surplus lines insurance. At this time, we cannot assess whether any other proposed legislation or regulatory changes will be adopted, or what impact, if any, the Dodd-Frank Act or any other legislation or changes could have on our results of operations, financial condition or liquidity.

With regard to our payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders' sales of those products. Our ability to offer and administer those products on behalf of financial institutions is dependent upon their continued ability to sell those products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our revenues would be adversely affected. The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") designed to add new regulatory oversight for the sales practices of these products. Recently, the CFPB's enforcement actions have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our revenues. The full impact of the CFPB's oversight is unpredictable and continues to evolve.

Further, in a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance company subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment.

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

In recent years, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Existing legislation in most states requires customer notification in the event of a data security breach. In addition, some states are adopting laws and regulations requiring minimum information security practices with respect to the collection and storage of personally identifiable consumer data, and several bills before Congress contain provisions directed to national information security standards and breach notification requirements. Several significant legal, operational and reputational risks exist with regard to a data breach and customer notification. A breach of data security requiring public notification can result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of clients and reduction of our profitability.

Our business is subject to risks related to litigation and regulatory actions.
We may be materially and adversely affected by judgments, settlements, unanticipated costs or other effects of legal and administrative proceedings now pending or that may be instituted in the future, or from investigations by regulatory bodies or administrative agencies. From time to time, we have had inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Such inquiries may result in various audits, reviews and investigations. An adverse outcome of any investigation by, or other inquiries from, such bodies or agencies could have a material adverse effect on us and result in the institution of administrative or civil proceedings, sanctions, the payment of fines and penalties, changes in personnel, increased review and scrutiny of us by our clients, regulatory authorities, potential litigants, the media and others.

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

We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the industries in which we operate or our business. In light of the regulatory and judicial environments in which we operate, we will likely become subject to further investigations and lawsuits from time to time in the future. Our involvement in any investigations and lawsuits could cause us to incur legal and other costs, and if found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially and adversely affected by the negative publicity for the insurance and other financial services industries related to any such proceedings and by any new industry-wide regulations or practices that may result from any such proceedings.

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
Whether sales of our services are subject to state sales and use taxes is uncertain, due in part to the nature of our services and the relationships through which we offer our services, as well as changing state laws and interpretations of those laws. One or more states may seek to impose sales tax, use tax or other tax collection obligations on us, whether based on sales by us or our resellers or clients, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services, discourage clients from offering or billing for our services, or otherwise cause material harm to our business, financial condition and results of operations.

Risks Related to Our Indebtedness
Our indebtedness may limit our financial and operating activities and may materially and adversely affect our ability to incur additional debt to fund future needs.
Our debt service obligations vary annually based on the amount of our indebtedness and the associated fixed and floating interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Form 10-Q, regarding the amount of outstanding debt and our annual debt service. Although we believe that our current cash flows will be adequate to cover our annual interest expense, any increase in our indebtedness or any decline in the amount of cash available to service our indebtedness increases the possibility that we could not pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. In addition, our indebtedness and any future indebtedness we may incur could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, and execution of our business strategy or other purposes.

Any of the above-listed factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increases in interest rates could increase interest payable under our variable rate indebtedness.
We are subject to interest rate risk in connection with our variable rate indebtedness. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Interest Rate Risk" in our 2013 Form 10-K, regarding our interest rate risk and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Liquidity" in this Report, regarding the amount of outstanding variable rate debt. Interest rate changes could increase the amount of our interest payments and thus negatively affect our future earnings and cash flows. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

We may enter into hedging transactions that may become ineffective, which may adversely affect our financial condition.
Part of our interest rate risk strategy involves entering into hedging transactions to mitigate the risk of variable interest rate instruments by converting the variable interest rate to a fixed interest rate. We regularly evaluate each hedging item for hedge effectiveness. If it is determined that a hedging transaction is ineffective, we may be required to record losses reflected in our results of operations which could adversely impact our financial condition.

Despite our indebtedness levels, we may still be able to incur more indebtedness, which could further exacerbate the risks related to our indebtedness described above.
We may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our indebtedness. If we incur additional debt, the risks that we now face due to our indebtedness could intensify.

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

We pledged our assets to secure some of our existing indebtedness.
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
Our business is highly dependent upon the effective operation of our information systems and our ability to store, retrieve, process and manage significant databases and expand and upgrade our information systems. We rely on these systems throughout our business for a variety of functions, including marketing and selling our products and services, performing our services, managing our operations, processing claims and applications, providing information to clients, performing actuarial analyses and maintaining financial records. The interruption or loss of our information processing capabilities through the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications failure or damage caused by weather or natural disasters or any other significant disruptions could harm our business, ability to generate revenues, client relationships, competitive position and reputation. As part of our disaster recovery procedures, we have additional data processing locations in Jacksonville, Florida and Atlanta, Georgia. Although we have disaster recovery procedures and insurance to protect against certain contingencies, such measures may not be effective or insurance may not continue to be available at reasonable prices to cover all such losses or be sufficient to compensate us for the loss of business that may result from any failure of our information systems. In addition, our information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, which could disable our information systems and our security measures may not prevent such attacks. The failure of our systems due to any security breaches, intrusions or attacks could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure. Third parties may challenge our trademarks, forcing us to re-brand our services or products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands or licensing. If we are found to have infringed upon the intellectual property rights of third parties, we may be subject to injunctive relief restricting our use of affected elements of intellectual property used in the business. In addition, we may be required to, among other things, pay royalties or enter into licensing agreements in order to obtain the rights to use necessary technologies, which may not be possible on commercially reasonable terms, or we may be required to redesign our systems, which may not be feasible.

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
We are required to file with the SEC, annual and quarterly information and other reports specified in the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 ("SOX") and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Should we fail to comply with these rules and regulations we may face de-listing from the NYSE and face disciplinary actions from the SEC, which may adversely affect our stock price.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that as of June 30, 2014, we were in compliance with Section 404 of SOX and our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, in the future, if our internal controls over financial reporting are found ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 62.0% of our outstanding common stock at June 30, 2014. Therefore, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

We expect that our stock price will fluctuate significantly, which could cause a decline in the stock price, and holders of our common stock may not be able to resell shares at or above the cost of such shares.
Securities markets worldwide have experienced significant price and volume fluctuations, which may likely continue. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

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
At June 30, 2014, we had 21,287,525 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

If securities or industry analysts do not publish research or reports about our business, publish research or reports containing negative information about our business, adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us, downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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
State insurance regulatory laws contain provisions that require advance approval, by the state insurance commissioner, of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in California, Delaware, Georgia and Louisiana, and 85% of the shares of stock of an insurance company domiciled in Kentucky. Because any purchaser of shares of our common stock representing 10% or more of the voting power of the capital stock of Fortegra generally are presumed to have acquired control of these insurance company subsidiaries, the insurance change in control laws of California, Delaware, Georgia, Louisiana and Kentucky would apply to such a transaction.

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

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider desirable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities

At June 30, 2014, Fortegra had a share repurchase plan, which allows the Company to purchase up to $15.0 million of the Company's common stock from time to time through open market or private transactions. The Board of Directors approved a $10.0 million share repurchase plan in November 2011 and increased the size of the plan by $5.0 million in August 2013. The share repurchase plan has no expiration date and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion. In addition, we can discontinue or suspend the share repurchase plan at any time. There were no repurchases during the three months ended June 30, 2014.

The following table shows Fortegra's share repurchase plan activity for the three months ended June 30, 2014:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2014	to	April 30, 2014	—	$—	—	7,167,376
May 1, 2014	to	May 31, 2014	—	—	—	7,167,376
June 1, 2014	to	June 30, 2014	—	—	—	7,167,376
Total			—	$—	—

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

Fortegra Financial Corporation
Date:	August 14, 2014	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer
(Duly authorized officer)

Date:	August 14, 2014	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
2.5	Stock Purchase Agreement, dated December 2, 2013, by and among Fortegra Financial Corporation, a Delaware corporation, LOTS Intermediate Co., a Delaware corporation, Bliss and Glennon, Inc., a California corporation, eReinsure.com, Inc., a Delaware corporation, and AmWINS Holdings, LLC, a North Carolina limited liability company.	8-K	001-35009	1/7/2014	2.1
2.6	Agreement and Plan of Merger, dated August 11, 2014, among Tiptree Operating, LLC, Caroline Holdings LLC, Caroline Merger Sub, Inc. and Fortegra Financial Corporation.	8-K	001-35009	8/12/2014	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.2	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation (together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.4	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.5	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.6	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21
10.7*	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

10.7.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1
10.8*	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.9*	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.10*	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.11*	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.12*	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.13*	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.14*	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.15*	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.16*	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.16.1*	Amended - Form of Restricted Stock Award Agreement for Directors, effective February 2013.	10-K	001-35009	4/1/2013	10.26.1
10.17*	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.17.1*	Amended - Form of Restricted Stock Award Agreement for Employees, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.27.1
10.18*	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.19*	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.19.1*	Amended - Form of Nonqualified Stock Option Award Agreement, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.29.1
10.20*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.21	Credit Agreement, dated August 2, 2012, as amended by amendment to Credit Agreement, dated October 4, 2013, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent. (Conformed Copy).	10-Q	001-35009	11/14/2013	10.34
10.21.1	Second Amendment to the Credit Agreement, dated April 11, 2014, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the Subsidiaries (as defined in the Credit Agreement) party thereto, each of the Lenders (as defined in the Credit Agreement) and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35009	4/16/2014	10.1
10.22	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.23	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.24	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.24.1	Security Agreement Joinder, dated April 11, 2014, to the Security Agreement dated as of August 2, 2012, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, certain subsidiaries of the Borrowers, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	10-Q	001-35009	5/14/2014	10.24.1

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

10.25	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.26*	2013 Executive Annual Incentive Plan.	10-Q	001-35009	8/14/2013	10.41
10.27*	Quarterly Incentive Plan.	10-Q	001-35009	8/14/2013	10.42
10.28*	Executive Employment and Non-Competition Agreement, dated as of March 6, 2007, by and between Life of the South Corporation and W. Dale Bullard.	S-1/A	333-169550	11/29/2010	10.25
10.29*	Amended and Restated Deferred Compensation Agreement, dated May 1, 2005, by and between Life of the South Corporation and W. Dale Bullard.	S-1/A	333-169550	10/29/2010	10.34
10.30*	Long Term Incentive Plan.	10-Q	001-35009	5/14/2014	10.30
10.31*	2014 Executive Annual Incentive Plan.	10-Q	001-35009	5/14/2014	10.31
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in PART I, ITEM 1 of this Quarterly Report on Form 10-Q).					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*	Management contract or compensatory plan or arrangement.