Form 10-Q
period 2014-09-30
Fortegra Financial Corp
filed 2014-11-12
CIK 1495925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 31, 2014 was 20,055,600.

FORTEGRA FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made in reliance upon the protection provided by such acts for forward-looking statements. Such statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give the Company's current expectations and projections relating to its financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "will," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating results or financial performance or other events.

The forward-looking statements contained in this Form 10-Q are based on assumptions that the Company has made in light of its industry experience and its perceptions of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. As you read this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company's control) and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect the Company's actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. The Company believes these factors include, but are not limited to, those described under PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and PART II, ITEM 1A. RISK FACTORS. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, the Company's actual results may vary materially from those projected in these forward-looking statements.

On August 11, 2014, Fortegra Financial Corporation entered into an agreement and plan of merger to be acquired by subsidiaries of Tiptree Financial Inc. ("Tiptree"). Unless stated otherwise, all forward-looking statements contained in this Form 10-Q do not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see the section "Plan of Merger with Tiptree Financial, Inc." included on Page 8 of this Form 10-Q and the Information Statement (Form DEFM14C) filed with the Securities and Exchange Commission ("SEC") on September 30, 2014.

Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date of the filing of this Form 10-Q. Factors or events that could cause the Company's actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to update any forward-looking statement, whether the result of new information, future developments or otherwise, except as may be required by law.

This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") along with the Company's other filings with the SEC.

PART I. FINANCIAL INFORMATION

Unless the context requires otherwise, references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

FORTEGRA FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS (Unaudited)
(All Amounts in Thousands, Except Share and Per Share Amounts)

	At
	September 30, 2014	December 31, 2013
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $157,497 at September 30, 2014 and $133,288 at December 31, 2013)	$157,735	$131,751
Equity securities available-for-sale, at fair value (cost of $7,081 at September 30, 2014 and December 31, 2013, respectively)	6,947	6,198
Short-term investments	871	871
Total investments	165,553	138,820
Cash and cash equivalents	2,483	21,681
Restricted cash	7,579	17,293
Accrued investment income	1,259	1,175
Notes receivable, net	19,421	11,920
Accounts and premiums receivable, net	31,444	18,702
Other receivables	32,048	33,409
Reinsurance receivables	241,159	215,084
Deferred acquisition costs	67,713	78,042
Property and equipment, net	12,400	14,332
Goodwill	73,701	73,701
Other intangible assets, net	45,221	49,173
Income taxes receivable	8,728	—
Other assets	8,584	6,307
Assets of discontinued operations	—	791
Total assets	$717,293	$680,430

Liabilities:
Unpaid claims	$42,427	$34,732
Unearned premiums	282,348	256,380
Policyholder account balances	21,478	23,486
Accrued expenses, accounts payable and other liabilities	51,249	53,035
Income taxes payable	—	2,842
Deferred revenue	62,748	76,927
Notes payable	10,173	3,273
Preferred trust securities	35,000	35,000
Deferred income taxes, net	31,606	19,659
Liabilities of discontinued operations	860	8,603
Total liabilities	537,889	513,937
Commitments and Contingencies (Note 17)

Stockholders' Equity:
Preferred stock, par value $0.01; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 150,000,000 shares authorized; 21,281,415 and 20,912,853 shares issued at September 30, 2014 and December 31, 2013, respectively, including shares in treasury	213	209
Treasury stock, at cost; 1,225,815 at September 30, 2014 and 1,224,182 shares at December 31, 2013.	(8,027)	(8,014)
Additional paid-in capital	100,380	99,398
Accumulated other comprehensive loss, net of tax	(1,558)	(3,665)
Retained earnings	82,294	72,532
Stockholders' equity before non-controlling interests	173,302	160,460
Non-controlling interests	6,102	6,033
Total stockholders' equity	179,404	166,493
Total liabilities and stockholders' equity	$717,293	$680,430
See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All Amounts in Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Service and administrative fees	$40,591	$45,753	$126,633	$126,651
Ceding commissions	10,022	8,731	32,567	22,851
Net investment income	831	766	2,315	2,415
Net realized investment gains	1	756	6	2,043
Net earned premium	35,187	34,106	103,278	100,929
Other income	1,003	165	1,888	499
Total revenues	87,635	90,277	266,687	255,388

Expenses:
Net losses and loss adjustment expenses	10,267	9,957	30,970	31,096
Member benefit claims	9,929	13,834	31,111	34,624
Commissions	38,813	39,876	119,726	112,224
Personnel costs	10,273	9,544	30,444	29,849
Other operating expenses	9,970	9,189	26,432	25,628
Depreciation and amortization	1,352	1,227	3,830	3,609
Amortization of intangibles	1,317	1,389	3,952	4,156
Interest expense	930	923	2,784	2,722
Loss on note receivable	—	—	1,317	—
(Gain) on sale of subsidiary	—	—	—	(402)
Total expenses	82,851	85,939	250,566	243,506
Income from continuing operations before income taxes	4,784	4,338	16,121	11,882
Income taxes - continuing operations	924	1,852	4,624	3,927
Income from continuing operations before non-controlling interests	3,860	2,486	11,497	7,955
Discontinued operations:
Income from discontinued operations - net of tax	—	601	—	3,070
Loss on sale of discontinued operations - net of tax	(42)	—	(42)	—
Discontinued operations - net of tax	(42)	601	(42)	3,070
Net income before non-controlling interests	3,818	3,087	11,455	11,025
Less: net income (loss) attributable to non-controlling interests	230	(135)	1,693	868
Net income attributable to Fortegra Financial Corporation	$3,588	$3,222	$9,762	$10,157

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.18	$0.14	$0.50	$0.36
Discontinued operations - net of tax	—	0.03	—	0.16
Net income attributable to Fortegra Financial Corporation	$0.18	$0.17	$0.50	$0.52

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.18	$0.13	$0.48	$0.35
Discontinued operations - net of tax	—	0.03	—	0.15
Net income attributable to Fortegra Financial Corporation	$0.18	$0.16	$0.48	$0.50

Weighted average common shares outstanding:
Basic	19,774,263	19,405,597	19,723,995	19,500,430
Diluted	20,625,695	20,404,508	20,528,052	20,531,122

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(All Amounts in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income before non-controlling interests	$3,818	$3,087	$11,455	$11,025

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(413)	(221)	2,530	(3,495)
Related tax benefit (expense) benefit	145	77	(885)	1,223
Reclassification of (gains) included in net income	(1)	(756)	(6)	(2,043)
Related tax expense	—	265	2	715
Unrealized (losses) gains on available-for-sale securities, net of tax	(269)	(635)	1,641	(3,600)

Interest rate swap:
Unrealized gain (loss) on interest rate swap	124	(263)	(133)	301
Related tax (expense) benefit	(43)	92	46	(105)
Reclassification of losses included in net income	290	286	858	845
Related tax benefit	(101)	(100)	(300)	(296)
Unrealized gain on interest rate swap, net of tax	270	15	471	745

Other comprehensive income (loss), net of tax	1	(620)	2,112	(2,855)
Comprehensive income	3,819	2,467	13,567	8,170
Less: comprehensive income (loss) attributable to non-controlling interests	229	(139)	1,698	853
Comprehensive income attributable to Fortegra Financial Corporation	$3,590	$2,606	$11,869	$7,317

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(All Amounts in Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	20,912,853	$209	(1,224,182)	$(8,014)	$99,398	$(3,665)	$72,532	$6,033	$166,493
Net income	—	—	—	—	—	—	9,762	1,693	11,455
Other comprehensive income, net of tax	—	—	—	—	—	2,107	—	5	2,112
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(1,380)	(1,380)
Non-controlling interest attributable to the consolidation of Creative Investigations Recovery Group, LLC	—	—	—	—	—	—	—	(249)	(249)
Stock-based compensation	108,695	2	—	—	870	—	—	—	872
Direct stock awards to employees	403	—	—	—	1	—	—	—	1
Shares issued for the Employee Stock Purchase Plan	18,642	—	—	—	113	—	—	—	113
Treasury stock purchased, net of issuances	—	—	(1,633)	(13)	—	—	—	—	(13)
Options exercised, net of shares surrendered	240,822	2	—	—	(2)	—	—	—	—
Balance, September 30, 2014	21,281,415	$213	(1,225,815)	$(8,027)	$100,380	$(1,558)	$82,294	$6,102	$179,404

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All Amounts in Thousands)

	For the Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income attributable to Fortegra Financial Corporation	$9,762	$10,157
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Change in deferred acquisition costs	10,329	(8,209)
Depreciation and amortization	7,782	9,661
Deferred income tax (benefit) - continuing operations	10,810	(1,610)
Deferred income tax expense - discontinued operations	—	300
Net realized investment gains	(6)	(2,043)
Loss on sale of discontinued operations, net of tax	42	—
Loss on note receivable	1,317	—
Gain on sale of subsidiary	—	(402)
Stock-based compensation expense	872	1,033
Direct stock awards to employees	1	29
Amortization of premiums and accretion of discounts on investments	1,347	1,097
Non-controlling interests	1,693	868
Change in allowance for doubtful accounts	(159)	(118)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accrued investment income	(149)	287
Accounts and premiums receivable, net	(12,549)	(5,366)
Other receivables	1,249	(22,716)
Reinsurance receivables	(26,075)	(7,647)
Income taxes receivable	(8,728)	2,919
Other assets	(2,276)	(1,395)
Unpaid claims	7,695	264
Unearned premiums	25,968	13,771
Policyholder account balances	(2,008)	(1,620)
Accrued expenses, accounts payable and other liabilities	(1,255)	18,942
Income taxes payable	(2,842)	222
Deferred revenue	(14,179)	14,145
Change in assets of discontinued operations	791	—
Change in liabilities of discontinued operations	(7,743)	—
Net cash flows provided by operating activities	1,689	22,569
Investing activities:
Proceeds from maturities, calls and prepayments of available-for-sale investments	20,653	7,963
Proceeds from sales of available-for-sale investments	3,805	54,663
Net change in short-term investments	—	251
Purchases of available-for-sale investments	(50,010)	(78,739)
Purchases of property and equipment	(1,900)	(2,971)
Net paid for acquisitions of subsidiaries, net of cash received	20	(3,112)
Sale of subsidiaries, net of cash paid	—	2,180
Net (issuance) from notes receivable	(8,789)	—
Net proceeds from notes receivable	—	(663)
Net proceeds from related party note receivable	—	6,135
Change in restricted cash	9,714	2,350
Net cash flows (used in) investing activities	(26,507)	(11,943)
Financing activities:
Payments on notes payable	(71,139)	(19,188)
Proceeds from notes payable	78,039	12,500
Net proceeds from exercise of stock options	—	49
Purchase of treasury stock	(13)	(1,372)
Net proceeds received from stock issued in the Employee Stock Purchase Plan	113	152
Distributions to non-controlling interest partners	(1,380)	(720)
Dividends paid to non-controlling interests	—	(43)
Net cash flows provided by (used in) financing activities	5,620	(8,622)
Net (decrease) increase in cash and cash equivalents	(19,198)	2,004
Cash and cash equivalents, beginning of period	21,681	15,209
Cash and cash equivalents, end of period	$2,483	$17,213

See accompanying Notes to Consolidated Financial Statements.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Nature of Operations

Fortegra Financial Corporation (references in this Form 10-Q to "Fortegra Financial," "Fortegra," "we," "us," "the Company" or similar terms refer to Fortegra Financial Corporation and its subsidiaries), traded on the New York Stock Exchange under the symbol: FRF, is an insurance services company headquartered in Jacksonville, Florida. Fortegra offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services, to our business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. In 2008, the Company changed its name from Life of the South Corporation to Fortegra Financial Corporation. The Company incorporated in the State of Georgia in 1981 and re-incorporated in the State of Delaware in 2010. The Company generates most of its business through networks of small to mid-sized community and regional banks, small loan companies, independent wireless retailers and automobile dealerships. The Company's subsidiaries (owned 100% directly or indirectly by the Company, unless otherwise noted below) at September 30, 2014, are as follows:

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

* = Insurance company subsidiary

Plan of Merger with Tiptree Financial, Inc.

As disclosed on August 12, 2014 in the Company's Current Report on Form 8-K, on August 11, 2014, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement") to be acquired by subsidiaries of Tiptree Financial Inc. ("Tiptree") for approximately $218.0 million, which would entitle shareholders to receive cash Merger Consideration of $10.00 per common share.  Tiptree is a publicly traded diversified holding company (NASDAQ: TIPT), with subsidiaries that operate in four industry segments: insurance and insurance services, specialty finance, asset management and real estate.  Following the execution of the merger agreement, stockholders representing approximately 62.0% of the outstanding shares of Fortegra common stock executed a written consent adopting and approving the merger agreement. No additional stockholder approvals are necessary to adopt the merger agreement or consummate the transaction. Consummation of the Merger is subject to the satisfaction of customary conditions including, among other things, insurance regulatory approvals.

The parties to the Merger Agreement expect the transaction to be funded through a combination of debt financing and cash on hand of Tiptree. On August 11, 2014 Tiptree obtained debt financing commitments for the transaction contemplated by the Merger Agreement. A syndicate of lenders led by Wells Fargo Bank, National Association (collectively, the "Lenders") has committed to provide a $90.0 million secured revolving credit facility and a $50.0 million secured term loan, on the terms and subject to the conditions set forth in a debt commitment letter (the "Debt Commitment Letter"). The obligation of the Lenders to provide debt financing under the Debt Commitment Letter is subject to a number of conditions, including consummation of the Merger in accordance with the Merger Agreement.

For additional details regarding the proposed merger, see the Information Statement (Form DEFM14C) filed with the Securities and Exchange Commission ("SEC") on September 30, 2014.

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

The interim consolidated financial statements in this Form 10-Q have not been audited. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly Fortegra's financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2014.

2. Summary of Significant Accounting Policies

Fortegra's interim Consolidated Financial Statements as of September 30, 2014 and 2013 are unaudited and have been prepared following the significant accounting policies disclosed in Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements of the Company's 2013 Form 10-K.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Fortegra Financial Corporation and its majority-owned and controlled subsidiaries. The Company eliminates all material intercompany account balances and transactions.

Non-Controlling Interests
The third-party ownership of the common stock of SFLAC and of the ownership interests of ProtectCELL, which is treated as a partnership for income tax purposes, have been reflected as non-controlling interests on the Consolidated Balance Sheets. In addition, the Company's non-controlling interests include the amount for the consolidation of the variable interest entity ("VIE"), Creative Investigations Recovery Group, LLC ("CIRG"). The following table shows the amount outstanding and the percentage of non-controlling interests by entity:

	At
	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
ProtectCELL	$5,769	37.6%	$5,471	37.6%
SFLAC	582	15.0%	562	15.0%
CIRG	(249)	100.0%	—	—%
Total non-controlling interests	$6,102		$6,033

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

On December 31, 2013, the Company completed the sale of its 100% ownership of Bliss and Glennon and eReinsure.com ("eReinsure"). The operating results of these businesses are presented in the line "Income from discontinued operations - net of tax" in the Consolidated Statements of Income for the three and the nine months ended September 30, 2013. In accordance with accounting guidance, the Company has elected to not separately disclose the cash flows related to the Bliss and Glennon and eReinsure discontinued operations.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

In addition, certain assets and liabilities associated with the disposition of Bliss and Glennon and eReinsure that are still subject to final settlement are included in the line items "Assets of discontinued operations" and "Liabilities of discontinued operations," in the Consolidated Balance Sheet at September 30, 2014 and at December 31, 2013. See the Note, "Divestitures," for more information on discontinued operations.

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

Subsequent Events
The Company reviewed all material events subsequent to September 30, 2014 that occurred up to the date on which the Company filed its Consolidated Financial Statements, and determined that no events required recognition or disclosure in these Consolidated Financial Statements and/or disclosure in the notes thereto.

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

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently reviewing ASU No. 2014-15 and assessing the potential effects on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU No. 2014-12 requires that awards, which contain a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. ASU No. 2014-12 may be applied using two methods: a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently reviewing ASU No. 2014-12 and assessing the potential effects on its consolidated financial position, results of operations and cash flows.

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

3. Earnings Per Share

The following table details the earnings per share calculation:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator: (for both basic and diluted earnings per share)
Income from continuing operations before non-controlling interests	$3,860	$2,486	$11,497	$7,955
Less: net income (loss) attributable to non-controlling interests	230	(135)	1,693	868
Net income from continuing operations - net of tax	3,630	2,621	9,804	7,087
Discontinued operations - net of tax	(42)	601	(42)	3,070
Net income attributable to Fortegra Financial Corporation	$3,588	$3,222	$9,762	$10,157

Denominator:
Total weighted average basic common shares outstanding	19,774,263	19,405,597	19,723,995	19,500,430
Effect of dilutive stock options and restricted stock awards	851,432	998,911	804,057	1,030,692
Total weighted average diluted common shares outstanding	20,625,695	20,404,508	20,528,052	20,531,122

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.18	$0.14	$0.50	$0.36
Discontinued operations - net of tax	—	0.03	—	0.16
Net income attributable to Fortegra Financial Corporation	$0.18	$0.17	$0.50	$0.52

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.18	$0.13	$0.48	$0.35
Discontinued operations - net of tax	—	0.03	—	0.15
Net income attributable to Fortegra Financial Corporation	$0.18	$0.16	$0.48	$0.50

Weighted average anti-dilutive common shares	158,268	809,870	489,331	762,081

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

4. Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (loss) ("AOCI") for the following periods:

	For the Nine Months Ended September 30, 2014
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2013, net of tax	$(1,761)	$(1,904)	$(3,665)

Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	2,530	(133)	2,397
Income tax (expense) benefit	(885)	46	(839)
Other comprehensive income (loss) before reclassifications, net of tax	1,645	(87)	1,558
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(6)	858	852
Income tax expense (benefit)	2	(300)	(298)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(4)	558	554
Current period other comprehensive income, net of tax	1,641	471	2,112
Less: other comprehensive income attributable to non-controlling interest	5	—	5
Balance at September 30, 2014, net of tax	$(125)	$(1,433)	$(1,558)

	For the Nine Months Ended September 30, 2013
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gain (loss) on interest rate swap	Total
Balance at December 31, 2012, net of tax	$2,189	$(2,820)	$(631)

Other comprehensive income (loss) before reclassifications:
Pre-tax (loss) income	(3,495)	301	(3,194)
Income tax benefit (expense)	1,223	(105)	1,118
Other comprehensive (loss) income before reclassifications, net of tax	(2,272)	196	(2,076)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax (income) loss	(2,043)	845	(1,198)
Income tax expense (benefit)	715	(296)	419
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(1,328)	549	(779)
Current period other comprehensive (loss) income, net of tax	(3,600)	745	(2,855)
Less: other comprehensive (loss) attributable to non-controlling interest	(15)	—	(15)
Balance at September 30, 2013, net of tax	$(1,396)	$(2,075)	$(3,471)

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the reclassifications out of AOCI for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	Consolidated Statement of Income Location
Unrealized gains (losses) on available-for-sale securities:
Reclassification of gains included in net income	$1	$756	$6	$2,043	Net realized investment gains (losses)
Related tax (expense)	—	(265)	(2)	(715)	Income taxes
Net of tax	$1	$491	$4	$1,328	Net Income

Unrealized gain (loss) on interest rate swap:
Reclassification of (losses) included in net income	$(290)	$(286)	$(858)	$(845)	Interest expense
Related tax benefit	101	100	300	296	Income taxes
Net of tax	$(189)	$(186)	$(558)	$(549)	Net Income

5. Investments

The following table presents the Company's available-for-sale fixed maturity and equity securities:

	At September 30, 2014
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$54,868	$375	$(331)	$54,912
Municipal securities	33,810	215	(29)	33,996
Corporate securities	67,441	425	(428)	67,438
Obligations of foreign governments	1,378	14	(3)	1,389
Total fixed maturity securities	$157,497	$1,029	$(791)	$157,735

Common stock - publicly traded	$39	$13	$—	$52
Preferred stock - publicly traded	5,974	51	(196)	5,829
Common stock - non-publicly traded	59	6	(12)	53
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$74	$(208)	$6,947

	At December 31, 2013
Description of Security	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. Government agencies	$51,971	$142	$(678)	$51,435
Municipal securities	24,856	104	(413)	24,547
Corporate securities	56,050	210	(900)	55,360
Obligations of foreign governments	411	—	(2)	409
Total fixed maturity securities	$133,288	$456	$(1,993)	$131,751

Common stock - publicly traded	$39	$8	$—	$47
Preferred stock - publicly traded	5,974	—	(887)	5,087
Common stock - non-publicly traded	59	5	(13)	51
Preferred stock - non-publicly traded	1,009	4	—	1,013
Total equity securities	$7,081	$17	$(900)	$6,198

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

	At
	September 30, 2014	December 31, 2013
Fair value of restricted investments for special deposits required by state insurance departments	$10,301	$10,339
Fair value of restricted investments in trust pursuant to reinsurance agreements	5,665	6,134
Total fair value of restricted investments	$15,966	$16,473

The following table presents the amortized cost and fair value of fixed maturity securities by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,556	$10,602	$18,766	$18,771
Due after one year through five years	73,489	73,641	69,380	69,355
Due after five years through ten years	51,856	51,750	22,622	21,731
Due after ten years	21,596	21,742	22,520	21,894
Total fixed maturity securities	$157,497	$157,735	$133,288	$131,751
The following tables present information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months, and twelve months or greater:

	At September 30, 2014
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$15,913	$57	34	$7,686	$274	12	$23,599	$331	46
Municipal securities	3,120	9	9	1,760	20	4	4,880	29	13
Corporate securities	18,797	110	67	10,121	318	15	28,918	428	82
Obligations of foreign governments	388	3	1	—	—	—	388	3	1
Total fixed maturity securities	$38,218	$179	111	$19,567	$612	31	$57,785	$791	142

Preferred stock - publicly traded	1,776	15	2	3,019	181	6	4,795	196	8
Common stock - non-publicly traded	—	—	—	13	12	1	13	12	1
Total equity securities	$1,776	$15	2	$3,032	$193	7	$4,808	$208	9

	At December 31, 2013
	Less than Twelve Months			Twelve Months or Greater			Total
Description of Security	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of the U.S. Treasury and U.S. Government agencies	$37,385	$672	67	$234	$6	7	$37,619	$678	74
Municipal securities	10,080	413	23	—	—	—	10,080	413	23
Corporate securities	27,866	734	55	7,676	166	8	35,542	900	63
Obligations of foreign governments	409	2	1	—	—	—	409	2	1
Total fixed maturity securities	$75,740	$1,821	146	$7,910	$172	15	$83,650	$1,993	161

Preferred stock - publicly traded	5,087	887	9	—	—	—	5,087	887	9
Common stock - non-publicly traded	—	—	—	31	13	2	31	13	2
Total equity securities	$5,087	$887	9	$31	$13	2	$5,118	$900	11
The Company does not intend to sell the investments that were in an unrealized loss position at September 30, 2014, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. As of September 30, 2014, based on the Company's review, none of the

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The following table presents the total gross proceeds from the sale of available-for-sale investment securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Gross proceeds from sales	$1	$27,139	$3,805	$54,663

The following table presents the gross realized gains and gross realized losses for both fixed maturity and equity securities and realized losses for other-than-temporary impairments for available-for-sale investment securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains	$1	$756	$6	$2,118
Gross realized losses	—	—	—	(75)
Total net gains from investment sales	1	756	6	2,043
Impairment write-downs (other-than-temporary impairments)	—	—	—	—
Net realized investment gains	$1	$756	$6	$2,043

The following table presents the components of net investment income:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed income securities	$730	$664	$2,023	$2,076
Cash on hand and on deposit	7	11	7	47
Common and preferred stock dividends	97	98	293	275
Notes receivable	93	99	279	239
Other income	—	3	5	117
Investment expenses	(96)	(109)	(292)	(339)
Net investment income	$831	$766	$2,315	$2,415

6. Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned:

Premiums	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$151,204	$127,635	$116,452	$100,193	$372,881	$346,913	$297,940	$284,169
Ceded	(111,147)	(92,448)	(79,580)	(66,087)	(267,565)	(243,635)	(194,067)	(183,240)
Net	$40,057	$35,187	$36,872	$34,106	$105,316	$103,278	$103,873	$100,929

The following table presents the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

Losses and LAE incurred	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Direct and assumed	$30,269	$23,354	$83,410	$66,879
Ceded	(20,002)	(13,397)	(52,440)	(35,783)
Net losses and LAE incurred	$10,267	$9,957	$30,970	$31,096

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the components of the reinsurance receivables:	At
	September 30, 2014	December 31, 2013
Prepaid reinsurance premiums:
Life (1)	$50,368	$51,355
Accident and health (1)	40,905	36,214
Property	117,131	98,650
Total	208,404	186,219
Ceded claim reserves:
Life	1,584	1,594
Accident and health	7,913	7,826
Property	19,024	12,102
Total ceded claim reserves recoverable	28,521	21,522
Other reinsurance settlements recoverable	4,234	7,343
Reinsurance receivables	$241,159	$215,084
(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

	At
	September 30, 2014	December 31, 2013
Total of the three largest receivable balances from unrelated reinsurers	$145,876	$136,061

At September 30, 2014 and December 31, 2013, the three unrelated reinsurers from whom the Company has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A), London Life International Reinsurance Corporation (A. M. Best Rating: Not rated) and Great Western Insurance Company (A. M. Best Rating: B++). The related receivables of London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At September 30, 2014, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

7. Deferred Acquisition Costs

Deferred Acquisition Costs - Insurance Related
The following table presents the amortization of deferred acquisition costs for the Company's insurance contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total amortization of deferred acquisition costs - insurance related	$17,091	$16,785	$50,011	$49,223

Deferred Acquisition Costs - Non-insurance Related
The following table presents the amortization of deferred acquisition costs for the Company's non-insurance products:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total amortization of deferred acquisition costs - non-insurance related	$16,715	$18,676	$52,007	$54,560

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

The Company received net cash proceeds of $81.8 million for the Disposition, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. The proceeds are subject to certain purchase price adjustments as set forth in the Purchase Agreement to reflect fluctuations in working capital, including

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

adjustments for any receivable balances as of the disposition date not collected within one year. During the three months ended September 30, 2014, the Company recorded a purchase price adjustment, net of tax, of $42.0 thousand for the settlement of certain components of working capital (excluding receivable and income tax balances), which is recorded on the Consolidated Statements of Income as a Loss on sale of discontinued operations - net of tax.

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

The following table presents the assets and liabilities of the discontinued operations included on the Consolidated Balance Sheets:

	At
	September 30, 2014	December 31, 2013
Assets:
Other receivables	$—	$791
Assets of discontinued operations	$—	$791

Liabilities:
Accrued expenses, accounts payable and other liabilities	$860	$2,708
Income taxes payable	—	5,895
Liabilities of discontinued operations	$860	$8,603

The following table presents the amounts related to the Company's discontinued operations in the Consolidated Statements of Income for the following periods:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$8,787	$28,409
Net investment income	6	18
Other income	14	30
Total revenues	8,807	28,457

Expenses:
Personnel costs	5,105	15,240
Other operating expenses	1,475	4,363
Depreciation and amortization	151	454
Amortization of intangibles	481	1,442
Interest expense	578	1,767
Total expenses	7,790	23,266
Income from discontinued operations before income taxes	1,017	5,191
Income taxes - discontinued operations	416	2,121
Income from discontinued operations - net of tax	$601	$3,070

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

9. Other Intangible Assets

The following table presents finite-lived other intangible assets and their respective amortization periods:

				At September 30, 2014			At December 31, 2013
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and agent relationships	7	to	15	$40,075	$(16,488)	$23,587	$40,075	$(13,262)	$26,813
Tradenames	8	to	10	1,460	(242)	1,218	1,460	(128)	1,332
Software	2.25	to	10	5,336	(3,491)	1,845	5,336	(2,930)	2,406
Present value of future profits	0.3	to	0.75	548	(548)	—	548	(548)	—
Non-compete agreements	1.5	to	6	1,378	(946)	432	1,378	(895)	483
Total finite-lived other intangible assets				$48,797	$(21,715)	$27,082	$48,797	$(17,763)	$31,034

The following table presents the carrying amount of indefinite-lived other intangible assets:	At
	September 30, 2014	December 31, 2013
Tradenames	$17,764	$17,764
Licenses	375	375
Total	$18,139	$18,139

The following table presents the activity in finite- and indefinite-lived other intangible assets:

Balance at December 31, 2013	$49,173
Less: amortization expense	3,952
Balance at September 30, 2014	$45,221

The following table presents estimated amortization of finite-lived other intangible assets for the next five years and thereafter ending December 31:

Estimated Amortization Expense
Remainder of 2014	$1,317
2015	5,115
2016	4,868
2017	3,648
2018	2,230
Thereafter	9,904
Total	$27,082

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

During 2013, the buyers were unable to make the scheduled payments on the note, and the parties executed a forbearance agreement along with a security agreement and a subordination agreement designed to allow more flexibility in timing of repayment. The Company also provided $0.2 million in short term funding.

In March 2014, the Company notified the buyers of the cessation of forbearance, and began to exercise certain of the rights and remedies afforded by the note and related agreements to preserve its economic interest, including steps to protect assets of CIRG. The Company also provided additional short term funding. The Company has not taken ownership of CIRG, but the Company now has power over the VIE and has consolidated the immaterial balances of CIRG as of March 31, 2014 and forward.

In March 2014, the Company established an allowance for the full value of the note and accrued interest, incurring a charge of $1.3 million during the three months ended March 31, 2014. The Company's maximum exposure to further loss in the VIE is limited to the balance of the short term funding.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

At
September 30, 2014
The Company's maximum exposure to loss in the VIE	$194

11. Notes Payable

The Company's Notes Payable consisted of the following:	At
	September 30, 2014	December 31, 2013
Wells Fargo Bank, N.A. credit facility, maturing August 2019	$1,500	$—
Synovus Bank, revolving line of credit, maturing April 2017	8,673	3,273
Total	$10,173	$3,273

Maximum balance allowed on the Wells Fargo Bank, N.A. credit facility	$100,000	$75,000
Interest rate at the end of the respective period, Wells Fargo Bank, N.A. credit facility (1) (2)	1.80%	—%

Maximum balance allowed on the Synovus Bank, revolving line of credit	$15,000	$15,000
Interest rate at the end of the respective period, Synovus Bank, revolving line of credit	3.23%	3.24%
(1) - At September 30, 2014, the full outstanding balance of the Company's borrowing, under the Revolving Facility (defined below), consisted of a one-month term loan at a rate equaling the one-month LIBOR rate plus 1.65%.

(2) - At December 31, 2013, the Company had no borrowings outstanding under the Revolving Facility, thus no interest rate can be defined.

The following table presents the aggregate maturities for the Company's notes payable by year at September 30, 2014:

Maturities
Remainder of 2014	$6,292
2015	3,881
2016	—
2017	—
2018	—
Thereafter	—
Total maturities	$10,173

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

Financial Covenants - Secured Credit Agreement - Wells Fargo Bank, N.A.
At September 30, 2014 and December 31, 2013, respectively, the Company was required to comply with various financial covenants set forth in the Credit Agreement. The following describes the Credit Agreement's more significant financial covenants in effect at September 30, 2014 and the calculations used to arrive at each ratio (capitalized terms used but not defined in this paragraph are defined in the Credit Agreement or as otherwise provided below):

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

The following table presents the Credit Agreement's more significant financial covenants at September 30, 2014, or at December 31, 2013 with respect to the RBC ratios, which under the Credit Agreement reflect the ratios calculated as of the most recent year-end:

		Actual At
Covenant	Covenant Requirement	September 30, 2014
Total leverage ratio	not more than 3.25	0.80
Fixed charge coverage ratio	not less than 2.00	6.16
Reinsurance ratio	not less than 50%	70.0%

		Actual At
		December 31, 2013
RBC Ratios:
RBC Ratio - Bankers Life of Louisiana	not less than 250%	435.0%
RBC Ratio - Southern Financial Life Insurance Company	not less than 250%	2,096.0%
RBC Ratio - Insurance Company of the South	not less than 250%	366.0%
RBC Ratio - Lyndon Southern Insurance Company	not less than 250%	305.0%
RBC Ratio - Life of the South Insurance Company	not less than 250%	430.0%
RBC Ratio - Response Indemnity Company of California	not less than 250%	39,754.0%

$15.0 million Revolving Line of Credit - Synovus Bank
At September 30, 2014, the Company's subsidiary, South Bay, had a $15.0 million revolving line of credit agreement (the "Line of Credit") with Synovus Bank, entered into in October 2013, with a maturity date of April 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables, less an applicable reserve of $500,000. At September 30, 2014, the balance of premium financing receivables included in notes receivable, net, on the Consolidated Balance Sheet, totaled $12.6 million, of which $10.7 million were eligible receivables. At September 30, 2014, South Bay was in compliance with the covenants required by the Line of Credit.

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

The following table presents the fair value (including accrued interest) and the related outstanding notional amount of the Company's single derivative instrument and indicates where the Company records each amount within its Consolidated Balance Sheets:

		At
	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivative designated as cash flow hedging instrument:
Interest rate swap - notional value		$35,000	$35,000
Fair value of the Swap	Accrued expenses, accounts payable and other liabilities	2,205	2,930
Unrealized loss, net of tax, on the fair value of the Swap	AOCI	1,433	1,904
Variable rate of the interest rate swap		0.23%	0.24%
Fixed rate of the interest rate swap		3.47%	3.47%

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the pretax impact of the Swap on the Consolidated Financial Statements for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in AOCI on the derivative-effective portion	$124	$(263)	$(133)	$301

Loss reclassified from AOCI into income-effective portion	$290	$286	$858	$845

Gain (loss) recognized in income on the derivative-ineffective portion	$—	$—	$—	$—

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

At
September 30, 2014
Estimated loss to be reclassified to earnings from AOCI during the next 12 months	$1,101

13. Stock-Based Compensation

Stock Options
The Company did not grant stock options during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company granted 15,000 time-based stock options, which vest in equal amounts on each of the four anniversaries of the grant date.

The following table presents the Company's time-based and performance-based stock option activity for the current period:

	Time-Based				Performance-Based
	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)	Options Outstanding	Weighted Average Exercise Price (in dollars per share)	Options Exercisable	Weighted Average Exercise Price (in dollars per share)
Balance, December 31, 2013	1,930,407	$4.22	1,806,251	$3.98	289,306	$8.46	—	$—
Granted	15,000	8.27	—	—	—	—	—	—
Vested	—	—	50,405	2.89	—	—	—	—
Exercised	(391,389)	3.10	(391,389)	3.10	—	—	—	—
Canceled/forfeited	(77,926)	7.89	(77,926)	7.89	(28,604)	8.42	—	—
Balance, September 30, 2014	1,476,092	$4.36	1,387,341	$4.14	260,702	$8.46	—	$—

Weighted average remaining contractual term at September 30, 2014 (in years)	3.3		2.9		8.0		—

The following table presents the weighted average assumptions used to estimate the fair values of all stock options granted during the nine months ended September 30, 2014:

Assumptions
Expected term (years)	6.25
Expected volatility	33.83%
Expected dividends	—%
Risk-free rate	2.19%

Restricted Stock Awards
The Company did not grant restricted stock awards during the three months ended September 30, 2014. The Company granted 9,944 time-based restricted stock awards to employees during the nine months ended September 30, 2014, which vest in equal amounts on each of the three anniversaries of the grant date. During the nine months ended September 30, 2014, the Company also granted 30,000 time-based restricted stock awards to its Chief Executive Officer and 75,000 time-based restricted stock awards, equally distributed to five of its Directors. These awards will vest in equal amounts on each of the three anniversaries of the grant date.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the Company's time-based and performance-based restricted stock award activity for the current period:

	Time-Based		Performance-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	139,680	$8.59	130,629	$10.20
Grants	114,944	7.24	—	—
Vests	(56,126)	8.40	—	—
Forfeitures	(1,714)	7.80	(4,535)	8.89
Balance at September 30, 2014	196,784	$7.87	126,094	$10.24

Stock-based Compensation Expense
The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Personnel costs	$125	$226	$440	$614
Other operating expenses	135	131	401	373
Income tax benefit	(100)	(137)	(322)	(378)
Net stock-based compensation expense	$160	$220	$519	$609

Additional information on total non-vested stock-based compensation is as follows:	At September 30, 2014
	Stock Options	Restricted Stock Awards
Unrecognized compensation cost related to non-vested awards	$267	$1,114
Weighted-average recognition period (in years)	3.0	3.1

For the three and the nine months ended September 30, 2014, the Company did not recognize expense on 135,702 performance-based stock options and 45,233 performance-based restricted stock awards since the attainment of the performance metrics associated with these awards was not probable based on current projections. In accordance with ASC No. 805, Business Combinations, the pending merger with Tiptree is disregarded in the determination of stock-based compensation expense.

Employee Stock Purchase Plan ("ESPP")
The following table presents the information related to the Company's ESPP for the six-month offering period ending on:

	Offering Period ending June 30,
	2014	2013
Common stock issued under the ESPP (in shares)	18,642	26,019
Weighted-average purchase price per share by participant in the ESPP	$6.04	$5.83
Total cash proceeds received from the issuance of common shares under the ESPP	$113	$152
ESPP compensation costs recognized	$32	$46

14. Income Taxes

The following table presents the provision for income taxes for both continuing and discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income taxes - continuing operations	$924	$1,852	$4,624	$3,927
Income (benefit) taxes - discontinued operations	(24)	416	(24)	2,121
Income taxes	$900	$2,268	$4,600	$6,048

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the provision for income taxes from continuing operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$(11,394)	$2,909	$(6,186)	$5,537
Deferred	12,318	(1,057)	10,810	(1,610)
Income taxes - continuing operations	$924	$1,852	$4,624	$3,927

In 2013, the Company applied for changes in tax accounting methods for certain of its subsidiaries with the Internal Revenue Service ("IRS"), and received approval for those method changes in August 2014. The Company applied the method changes to the 2013 tax returns and the September 30, 2014 tax provision. The application of these method changes is the primary cause of the large, substantially offsetting amounts of current and deferred income taxes for the three and nine months ended September 30, 2014 disclosed above, and also the primary cause of the $8.7 million in income taxes receivable as of September 30, 2014. In October 2014, the Company received a $6.8 million refund associated with the 2013 federal tax return.

The following table presents a reconciliation of income taxes from continuing operations calculated at the federal statutory rate of 35.0% and the income tax expense attributable to continuing operations for the following periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income taxes at federal income tax rate	$1,669	35.00%	$1,518	35.00%	$5,634	35.00%	$4,159	35.00%
Effect of:
Small life deduction	(204)	(4.26)	(197)	(4.54)	(414)	(2.57)	(388)	(3.27)
Non-deductible expenses	24	0.50	23	0.53	68	0.42	61	0.51
Tax exempt interest	(43)	(0.90)	(39)	(0.90)	(116)	(0.72)	(109)	(0.92)
State taxes	63	1.32	110	2.54	358	2.22	159	1.34
Prior year tax true up	(528)	(11.04)	312	7.19	(528)	(3.28)	312	2.63
Non-controlling interest	(76)	(1.59)	47	1.08	(586)	(3.64)	(304)	(2.56)
Other, net	19	0.40	78	1.80	208	1.29	37	0.31
Income taxes - continuing operations	$924	19.43%	$1,852	42.70%	$4,624	28.72%	$3,927	33.04%

At September 30, 2014, the Company had a net operating loss carry forward of $0.6 million, which is subject to certain limitations under IRC Section 382 and will begin to expire in December 31, 2025. The Company expects to utilize the full amount of the net operating loss carryforward.

The Company has reviewed its uncertain tax positions and management has concluded that there are no additional amounts required to be recorded.

In 2012, the Company was under examination by the IRS for the 2010 and 2009 tax years. In February 2013, the IRS completed its field audit for those tax years and presented its findings.  The Company agreed to those findings and expensed $57.0 thousand in the first quarter of 2013.

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

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

15. Fair Value of Financial Instruments

The carrying and fair values of financial instruments are as follows:	At
	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$2,483	$2,483	$21,681	$21,681
Restricted cash	7,579	7,579	17,293	17,293
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	54,912	54,912	51,435	51,435
Municipal securities	33,996	33,996	24,547	24,547
Corporate securities	67,438	67,438	55,360	55,360
Obligations of foreign governments	1,389	1,389	409	409
Equity securities:
Common stock - publicly traded	52	52	47	47
Preferred stock - publicly traded	5,829	5,829	5,087	5,087
Common stock - non-publicly traded	53	53	51	51
Preferred stock - non-publicly traded	1,013	1,013	1,013	1,013
Notes receivable	19,421	19,421	11,920	11,920
Accounts and premiums receivable, net	31,444	31,444	18,702	18,702
Other receivables	32,048	32,048	33,409	33,409
Short-term investments	871	871	871	871
Total financial assets	$258,528	$258,528	$241,825	$241,825

Financial liabilities:
Notes payable	$10,173	$10,173	$3,273	$3,273
Preferred trust securities	35,000	35,000	35,000	35,000
Interest rate swap	2,205	2,205	2,930	2,930
Total financial liabilities	$47,378	$47,378	$41,203	$41,203

The Company's financial assets and liabilities accounted for at fair value by level within the fair value hierarchy are as follows:

	At September 30, 2014
		Fair Value Measurements Using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Fixed maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$54,912	$—	$54,912	$—
Municipal securities	33,996	—	33,996	—
Corporate securities	67,438	—	67,438	—
Obligations of foreign governments	1,389	—	1,389	—
Equity securities:
Common stock - publicly traded	52	52	—	—
Preferred stock - publicly traded	5,829	5,829	—	—
Common stock - non-publicly traded	53	—	—	53
Preferred stock - non-publicly traded	1,013	—	—	1,013
Short-term investments	871	871	—	—
Total assets	$165,553	$6,752	$157,735	$1,066

Financial Liabilities:
Interest rate swap	$2,205	$—	$2,205	$—

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
There were no transfers between Level 1, Level 2 or Level 3 during the three or the nine months ended September 30, 2014. The Company's use of Level 3 unobservable inputs included six individual securities that accounted for 0.6% of total investments at September 30, 2014. The Company valued one of the Level 3 equity securities at $1.0 million by taking into account the strength of the issuer's parent company guaranteeing the dividend of the issuer, and another Level 3 equity security at $13.0 thousand, by estimating the total value of the Class-A shares outstanding by the issuer and a review of the company's audited financial statements. The remaining four Level 3 securities, with a combined fair value of $53.0 thousand were valued based on information obtained from a third-party pricing service. At December 31, 2013, the Company had six individual securities valued under Level 3 that accounted for 0.8% of total investments.

The following table presents the changes in Level 3 assets measured at fair value:	For the Nine Months Ended September 30,
	2014	2013
Beginning balance, January 1,	$1,064	$1,123
Total investment gains or losses (realized/unrealized):
Included in other comprehensive (loss)	2	(32)
Transfers (out of) Level 3	—	(27)
Ending balance, September 30,	$1,066	$1,064

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

	For the Nine Months Ended September 30,	For the Twelve Months Ended December 31,
	2014	2013
Ordinary dividends	$—	$2,383
Extraordinary dividends	—	—
Total dividends	$—	$2,383

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	At
	September 30, 2014	December 31, 2013
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$81,292	$69,269

Required minimum statutory capital and surplus	$17,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$4,244	$3,989

At September 30, 2014, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was $4.2 million. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the NAIC's Risk-Based Capital Act of 1995, a company's Risk-Based Capital ("RBC") is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC's RBC instructions, exceeded all RBC thresholds as of September 30, 2014 and December 31, 2013.

17. Commitments and Contingencies

Commitments
The Company, in the ordinary course of normal business, may enter from time to time into certain contractual obligations or commitments. The Company's commitments as of September 30, 2014 have not materially changed from those disclosed in the note "Commitments and Contingencies," in the Company's 2013 Form 10-K.

Contingencies
The Company is a party to claims and litigation in the normal course of its operations. Management believes that the ultimate outcome of these matters in existence at September 30, 2014 are reserved against, covered by insurance or would not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Litigation Relating to the Proposed Merger
On August 18, 2014, a purported class action, entitled Stein v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-005825-XXXX-MA, was filed against the Company, the members of its Board of Directors, Parent, Holdings and Merger Sub in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, State of Florida (the "Florida Court"). On September 18, 2014, an amended complaint was filed against the same parties. The amended complaint purports to be brought on behalf of all the Company’s stockholders (excluding the defendants and their affiliates). The amended complaint alleges that the Merger Consideration is inadequate, that the members of the Board of Directors breached their fiduciary obligations to the Company’s stockholders by approving the Merger Agreement and related agreements, engaging in an unfair sales process and failing to make adequate disclosures to the Company's stockholders, and that the other named defendants aided and abetted the breach of those duties. The amended complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent or delay the completion of the Merger and an award of attorneys’ fees and expenses.

On September 15, 2014, a purported class action, entitled Hickey v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-006485-XXXX-MA, was filed against the Company in the Florida Court containing substantially the same allegations as the Stein case. On October 24, 2014, the Florida Court consolidated the Stein and Hickey actions.

On October 13, 2014, the Company and attorneys for both Stein and Hickey executed a memorandum of understanding that provides for a settlement. The terms of the memorandum of understanding did not require any change to the merger agreement, but did require the Company to provide stockholders with supplemental disclosures about the merger, which the Company completed. Before the settlement is finalized it must be approved by the Florida Court.

Accordingly, in management's opinion, based on information available at this time, the ultimate resolution of this litigation will not be materially adverse to the financial position, results of operations or cash flows of the Company.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

Other Litigation
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

In conjunction with the December 31, 2012 acquisition of 4Warranty, the Company assumed an office space lease between 4Warranty and Source International Incorporated ("Source"), effective January 1, 2013. The ownership of Source is comprised of two individuals who had consulting relationships with the Company. The lease with Source, which expired on December 31, 2013, was not renewed since the operations of 4Warranty were moved to the Company's main office. The table below presents the lease payments made to Source during the three months and the nine months ended September 30, 2013.

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

In addition, during the three months ended September 30, 2014, the Company paid for transportation services provided by the Marketer, which are reflected in the table below.

FORTEGRA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Amounts in Thousands, Except Share Amounts, Per Share Amounts or Unless Otherwise Noted)

The following table presents the amounts recorded on the Company's Consolidated Statements of Income resulting from related party transactions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income recorded by ProtectCELL for protection plans sold	$—	$537	$307	$1,639
Income recorded for the sale of the Company's insurance-related products under the Marketing Agreement	340	324	972	592
Total related party income recorded by the Company	$340	$861	$1,279	$2,231

Interest income recorded on the High Pointe note receivable	$—	$—	$—	$21

Lease expense paid to High Pointe	$103	$103	$310	$300
Lease expense paid to Source	—	29	—	87
Total related party lease expense	$103	$132	$310	$387

Commissions paid by ProtectCELL for protection plans sold	$—	$200	$122	$651

Claims paid on the Company's insurance-related products under the Marketing Agreement	$5	$26	$67	$26

Transportation service expenses paid to the Marketer	$126	$—	$126	$—

The following table presents the amounts recorded on the Company's Consolidated Balance Sheets from related party transactions:
			At
			September 30, 2014	December 31, 2013
Accounts receivable from related parties			$—	$113

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

Critical Accounting Policies
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2014 are unchanged from those presented in the MD&A of our 2013 Form 10-K.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see the Note "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q.

Components of Revenues and Expenses
For a complete discussion of our "Components of Revenues and Expenses," see the MD&A in PART II, ITEM 7, of our 2013 Form 10-K.

Use of Non-GAAP Financial Measures
Management uses certain Non-GAAP financial measures in its analysis of our operating performance.  See "Use of Non-GAAP Financial Information" in this MD&A for a reconciliation of such financial measures to comparable financial measures based on U.S. GAAP.

EXECUTIVE SUMMARY
The following provides an overview of events and financial results for the three and the nine months ended September 30, 2014:

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

On August 11, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to be acquired by subsidiaries of Tiptree Financial Inc. ("Tiptree") for approximately $218.0 million, which would entitle shareholders to receive cash Merger Consideration of $10.00 per share. We expect this amount to be funded by a combination of debt financing (through a proposed amended credit agreement with a syndicate of lenders led by Wells Fargo Bank, N.A.) and cash on hand of Tiptree.  Tiptree is a publicly traded diversified holding company (NASDAQ: TIPT), with subsidiaries that operate in four industry segments: insurance and insurance services, specialty finance, asset management and real estate.  Following the execution of the merger agreement, stockholders representing approximately 62% of the outstanding shares of our common stock executed a written consent adopting and approving the merger agreement. No additional stockholder approvals are necessary to adopt the merger agreement or consummate the transaction.  Closing of the merger is subject to the satisfaction of customary conditions including, among other things, insurance regulatory approvals.

For additional details regarding the proposed merger, see the section "Plan of Merger with Tiptree Financial, Inc." included on Page 8 of this Form 10-Q and the Information Statement (Form DEFM14C) filed with the Securities and Exchange Commission ("SEC") on September 30, 2014.

Overview of Financial Results
The Three Months Ended September 30, 2014 as compared to The Three Months Ended September 30, 2013
Our income from continuing operations before non-controlling interests for the three months ended September 30, 2014 increased $1.4 million, or 55.3%, to $3.9 million from $2.5 million for the three months ended September 30, 2013. Total revenues were lower by $2.6 million despite growth from our payment protection products. However, the revenue decrease was more than offset by a $3.1 million reduction in total expenses. In addition, income taxes decreased $0.9 million caused by favorable tax true-up items in the current year period compared to unfavorable tax true-up items in the prior year period.

For the three months ended September 30, 2014, our total revenues decreased $2.6 million, or 2.9%, to $87.6 million from $90.3 million for the three months ended September 30, 2013. The decrease represents a revenue decrease of $5.8 million, partially offset by $3.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition. The revenue decrease was primarily due to a $3.0 million decrease in motor club revenues and a $5.0 million decrease in ProtectCELL revenues reflecting competitive pressures, and a $1.0 million decrease in client administrative revenues. Also contributing to the decrease was $0.8 million of net realized gains on the sale of investments in 2013 that did not reoccur in 2014. These decreases were partially offset by growth of $1.8 million from our payment protection products, $1.2 million from our auto insurance products and $1.0 million combined from our other product groups.

Total expenses decreased $3.1 million, or 3.6%, to $82.9 million for the three months ended September 30, 2014 from $85.9 million for the same period in 2013. The decrease represents $6.3 million of reductions in expenses, partially offset by $3.2 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition primarily in commissions. The expense reductions included $3.9 million in member benefit claims and $4.1 million in commissions, partially offset by $0.9 million in transaction costs expense associated with the proposed merger, a $0.7 million increase in personnel costs, and a $0.3 million increase in net losses and loss adjustment expenses.

Net revenues, a Non-GAAP financial measure, increased $2.0 million, or 7.6%, to $28.6 million for the three months ended September 30, 2014 compared to $26.6 million for the same period in 2013, despite the decline in total revenues. This increase reflects strong management of costs to fulfill ProtectCELL member benefit claims, and volume growth in payment protection products reflected mainly in ceding commissions and net earned premium.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from continuing operations, a Non-GAAP financial measure, increased $0.5 million, or 6.4%, to $8.4 million for the three months ended September 30, 2014 compared to $7.9 million for the same period in 2013. The EBITDA from continuing operations margin, a Non-GAAP financial measure, was 29.3% for the quarter ended September 30, 2014 compared to 29.6% for the quarter ended September 30, 2013.

Net income attributable to Fortegra Financial Corporation increased $0.4 million, or 11.4%, to $3.6 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. Earnings per diluted share attributable to Fortegra Financial Corporation increased 12.5% to $0.18 for the three months ended September 30, 2014 from $0.16 for the same period in 2013, with the 2013 amount including $0.6 million, or $0.03 per diluted share, for the results of discontinued operations.

The Nine Months Ended September 30, 2014 as compared to The Nine Months Ended September 30, 2013
Our income from continuing operations before non-controlling interests for the nine months ended September 30, 2014 increased $3.5 million, or 44.5%, to $11.5 million from $8.0 million for the nine months ended September 30, 2013. This increase was primarily due to revenue growth, particularly in our payment protection products, ProtectCELL, and auto insurance products.

For the nine months ended September 30, 2014, our total revenues increased $11.3 million, or 4.4%, to $266.7 million from $255.4 million for the nine months ended September 30, 2013. The increase in revenues for 2014 includes $12.5 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition, partially offset by a $1.2 million decline in revenues. The decline is primarily attributable to an $8.0 million decrease in motor club revenues, a $3.0 million decrease in our insurance client administrative revenues, a $2.7 million decrease in ProtectCELL revenue, and $2.0 million of net realized gains on the sale of investments in 2013 that did not reoccur in 2014. These declines were substantially offset by increases of $9.0 million from our payment protection products, $4.4 million from our auto insurance products, and $1.1 million from our other product groups. .

Total expenses increased $7.1 million, or 2.9%, to $250.6 million for the nine months ended September 30, 2014 from $243.5 million for the same period in 2013. This increase represented $5.4 million of cost reductions, more than offset by $12.5 million as a result of the accounting treatment required under purchase accounting for the ProtectCELL acquisition (affecting commissions by $11.9 million and other operating costs by $0.6 million). Commission costs decreased $5.0 million due to lower revenues and mix of business, while member benefit claims decreased $3.5 million due to lower revenues and lower average device costs in ProtectCELL claims fulfillment. Personnel costs increased $0.6 million; the 2014 period reflects increased staffing costs, primarily in ProtectCELL operations, to support business objectives, while the 2013 period included $1.2 million of costs associated with the Plan. Other operating costs increased $0.8 million reflecting $0.9 million in transaction costs associated with the proposed merger. Total expenses for the nine months ended September 30, 2014 also included a $1.3 million charge to expense associated with the allowance established against the CIRG note receivable, while the 2013 period included a $0.4 million gain on the sale of a subsidiary which reduced total expenses in that period.

Net revenues, a Non-GAAP financial measure, increased $7.4 million, or 9.6%, to $84.9 million for the nine months ended September 30, 2014 compared to $77.4 million for the same period in 2013. This increase represents the revenue growth in payment protection and auto insurance products, and improved member benefit claims costs in ProtectCELL products, partially offset by lower insurance client administrative revenues and the 2013 net realized investment gains that did not reoccur in 2014.

EBITDA from continuing operations, a Non-GAAP financial measure, increased $4.3 million, or 19.3%, to $26.7 million for the nine months ended September 30, 2014 compared to $22.4 million for the same period in 2013. EBITDA from continuing operations margin, a Non-GAAP financial measure, was 29.3% for the quarter ended September 30, 2014 compared to 29.6% for the quarter ended September 30, 2013.

Net income attributable to Fortegra Financial Corporation decreased $0.4 million, or 3.9%, to $9.8 million for the nine months ended September 30, 2014 from $10.2 million for the nine months ended September 30, 2013. Earnings per diluted share attributable to Fortegra Financial Corporation decreased 4.0% to $0.48 for the nine months ended September 30, 2014 from $0.50 for the same period in 2013. These decreases were attributable to the results of discontinued operations for the nine months ended September 30, 2013 of $3.1 million, or $0.15 per diluted share, partially offset by positive growth in earnings from continuing operations in the current period.

RESULTS OF OPERATIONS
The following table presents our Consolidated Statements of Income for the following periods:

	For the Three Months Ended September 30,
(in thousands, except shares, per share amounts and percentages)	2014	2013	$ Change from 2013	% Change from 2013
Revenues:
Service and administrative fees	$40,591	$45,753	$(5,162)	(11.3)%
Ceding commissions	10,022	8,731	1,291	14.8
Net investment income	831	766	65	8.5
Net realized investment gains	1	756	(755)	(99.9)
Net earned premium	35,187	34,106	1,081	3.2
Other income	1,003	165	838	507.9
Total revenues	87,635	90,277	(2,642)	(2.9)
Expenses:
Net losses and loss adjustment expenses	10,267	9,957	310	3.1
Member benefit claims	9,929	13,834	(3,905)	(28.2)
Commissions	38,813	39,876	(1,063)	(2.7)
Personnel costs	10,273	9,544	729	7.6
Other operating expenses	9,970	9,189	781	8.5
Depreciation and amortization	1,352	1,227	125	10.2
Amortization of intangibles	1,317	1,389	(72)	(5.2)
Interest expense	930	923	7	0.8
(Gain) on sale of subsidiary	—	—	—	—
Total expenses	82,851	85,939	(3,088)	(3.6)
Income from continuing operations before income taxes	4,784	4,338	446	10.3
Income taxes - continuing operations	924	1,852	(928)	(50.1)
Income from continuing operations before non-controlling interests	3,860	2,486	1,374	55.3
Discontinued operations:
Income from discontinued operations - net of tax	—	601	(601)	(100.0)
Loss on sale of discontinued operations - net of tax	(42)	—	(42)	100.0
Discontinued operations - net of tax	(42)	601	(643)	(107.0)
Net income before non-controlling interests	3,818	3,087	731	23.7
Less: net income (loss) attributable to non-controlling interests	230	(135)	365	(270.4)
Net income attributable to Fortegra Financial Corporation	$3,588	$3,222	$366	11.4%

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.18	$0.14
Discontinued operations - net of tax	—	0.03
Net income attributable to Fortegra Financial Corporation	$0.18	$0.17

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.18	$0.13
Discontinued operations - net of tax	—	0.03
Net income attributable to Fortegra Financial Corporation	$0.18	$0.16

Weighted average common shares outstanding:
Basic	19,774,263	19,405,597
Diluted	20,625,695	20,404,508

	For the Nine Months Ended September 30,
(in thousands, except shares, per share amounts and percentages)	2014	2013	$ Change from 2013	% Change from 2013
Revenues:
Service and administrative fees	$126,633	$126,651	$(18)	—%
Ceding commissions	32,567	22,851	9,716	42.5
Net investment income	2,315	2,415	(100)	(4.1)
Net realized investment gains	6	2,043	(2,037)	(99.7)
Net earned premium	103,278	100,929	2,349	2.3
Other income	1,888	499	1,389	278.4
Total revenues	266,687	255,388	11,299	4.4
Expenses:
Net losses and loss adjustment expenses	30,970	31,096	(126)	(0.4)
Member benefit claims	31,111	34,624	(3,513)	(10.1)
Commissions	119,726	112,224	7,502	6.7
Personnel costs	30,444	29,849	595	2.0
Other operating expenses	26,432	25,628	804	3.1
Depreciation and amortization	3,830	3,609	221	6.1
Amortization of intangibles	3,952	4,156	(204)	(4.9)
Interest expense	2,784	2,722	62	2.3
Loss on note receivable	1,317	—	1,317	100.0
(Gain) on sale of subsidiary	—	(402)	402	100.0
Total expenses	250,566	243,506	7,060	2.9
Income from continuing operations before income taxes	16,121	11,882	4,239	35.7
Income taxes - continuing operations	4,624	3,927	697	17.7
Income from continuing operations before non-controlling interests	11,497	7,955	3,542	44.5
Discontinued operations:
Income from discontinued operations - net of tax	—	3,070	(3,070)	(100.0)
Loss on sale of discontinued operations - net of tax	(42)	—	(42)	100.0
Discontinued operations - net of tax	(42)	3,070	(3,112)	(101.4)
Net income before non-controlling interests	11,455	11,025	430	3.9
Less: net income (loss) attributable to non-controlling interests	1,693	868	825	95.0
Net income attributable to Fortegra Financial Corporation	$9,762	$10,157	$(395)	(3.9)%

Earnings per share - Basic:
Net income from continuing operations - net of tax	$0.50	$0.36
Discontinued operations - net of tax	—	0.16
Net income attributable to Fortegra Financial Corporation	$0.50	$0.52

Earnings per share - Diluted:
Net income from continuing operations - net of tax	$0.48	$0.35
Discontinued operations - net of tax	—	0.15
Net income attributable to Fortegra Financial Corporation	$0.48	$0.50

Weighted average common shares outstanding:
Basic	19,723,995	19,500,430
Diluted	20,528,052	20,531,122

REVENUES
Service and Administrative Fees
Service and administrative fees for the three months ended September 30, 2014 decreased $5.2 million, or 11.3%, to $40.6 million from $45.8 million for the three months ended September 30, 2013. The decrease primarily resulted from declines of $5.4 million in ProtectCELL revenues and $3.0 million in motor club revenues due mainly to competitive pressures. In addition, client administrative revenues decreased $0.9 million due to reduced service opportunities from a key client. These decreases were partially offset by $3.2 million due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition and growth from credit insurance, warranty and auto insurance products of $0.7 million from production gains from existing and new clients, and $0.3 million from the consolidation of CIRG in the 2014 period.

Service and administrative fees for the nine months ended September 30, 2014 totaled $126.6 million compared to $126.7 million for the nine months ended September 30, 2013. The decrease primarily resulted from declines of $3.0 million in ProtectCELL revenues and $8.1 million in motor club revenues due mainly to competitive pressures. In addition, client administrative revenues decreased $3.0 million due to reduced service opportunities from a key client and $0.6 million in premium finance loan administration fees due to the change from loan administration to loan issuance in that product. These decreases were partially offset by $12.5 million due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition and growth from credit insurance, warranty and auto insurance products of $1.7 million from production gains from existing and new clients, and $0.5 million from the consolidation of CIRG in the 2014 period.

Ceding Commissions
Ceding commissions for the three months ended September 30, 2014 increased $1.3 million, or 14.8%, to $10.0 million from $8.7 million for the three months ended September 30, 2013. This increase primarily resulted from growth in ceded credit insurance service and administrative fees from both higher direct premium volume and increased ceding percentages on our recently amended reinsurance agreements with London Life and London International, which occurred in early 2014 and did not impact our 2013 results. In addition, underwriting profits increased due to favorable loss ratios in the ceded credit insurance business. For the three months ended September 30, 2014, ceding commissions included $8.3 million in service and administrative fees, $1.6 million in underwriting profits, and $0.1 million in net investment income.

Ceding commissions for the nine months ended September 30, 2014 increased $9.7 million, or 42.5%, to $32.6 million from $22.9 million for the nine months ended September 30, 2013. This increase primarily resulted from growth in ceded credit insurance service and administrative fees from both higher direct premium volume and increased ceding percentages on our recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact our 2013 results. In addition, underwriting profits increased due to favorable loss ratios in the ceded credit insurance business. For the nine months ended September 30, 2014, ceding commissions included $24.6 million in service and administrative fees, $7.7 million in underwriting profits, and $0.3 million in net investment income.

Net Investment Income
Net investment income for the three months ended September 30, 2014 increased $0.1 million, or 8.5%, to $0.8 million compared to the three months ended September 30, 2013. The increase was primarily attributable to a higher average balance of our fixed maturity securities, which was partially offset by a decrease in the overall yield of the investment portfolio.

Net investment income for the nine months ended September 30, 2014 decreased $0.1 million, or 4.1%, to $2.3 million from $2.4 million for the nine months ended September 30, 2013. The decrease was primarily attributable to $0.1 million of investment income attributable to ProtectCELL recorded in 2013 that was not repeated in 2014, along with a decrease in the overall yield of the investment portfolio. The decrease in the overall yield for the nine months ended September 30, 2014, compared to the same period in 2013, was partially offset by an increase in the average balance of our fixed maturity securities.

Net Realized Investment Gains
Net realized gains on the sale of investments and the gross proceeds from the sales of investments were not material to our results of operations for the three and the nine months ended September 30, 2014. Net realized gains on the sale of investments totaled $0.8 million and $2.0 million for the three and the nine months ended September 30, 2013, respectively.

Net Earned Premium
Net earned premium for the three months ended September 30, 2014 increased $1.1 million, or 3.2%, to $35.2 million from $34.1 million for the three months ended September 30, 2013. This increase resulted primarily from growth in direct and assumed earned premium of $27.4 million attributable to production gains from existing and new clients distributing our credit insurance, warranty and auto insurance products, which also represented geographic expansion particularly in Texas and California. This was offset by an increase in ceded earned premiums of $26.4 million, caused by the growth in direct and assumed premiums, and also by the amendments to our reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact 2013. On average, we maintained a 72.4% overall cession rate of direct and assumed earned premium for the three months ended September 30, 2014 compared with 66.0% for the same period in 2013.

Net earned premium for the nine months ended September 30, 2014 increased $2.3 million, or 2.3%, to $103.3 million from $100.9 million for the nine months ended September 30, 2013. This increase was primarily due to growth in direct and assumed earned premium of $62.7 million resulting from increased production from existing and new clients distributing our credit insurance, warranty and auto insurance products, and from geographic expansion. Because of this increase in production and the increased ceding percentages on our reinsurance program with London Life and London International, ceded earned premiums increased $60.4 million for the nine months ended September 30, 2014. On average, we maintained a 70.2% overall cession rate of direct and assumed earned premium for the nine months ended September 30, 2014 compared with 64.5% for the same period in 2013.

Other Income
Other income for the three months ended September 30, 2014 increased $0.8 million, or 507.9%, to $1.0 million from $0.2 million for the three months ended September 30, 2013. The increase was principally due to $0.4 million of interest income from our premium financing program for South Bay, which began late in the fourth quarter of 2013, and $0.4 million of implicit interest income from our ProtectCELL monthly billed product, which began in the third quarter of 2014.

Other income for the nine months ended September 30, 2014 increased $1.4 million, or 278.4%, to $1.9 million from $0.5 million for the nine months ended September 30, 2013. The increase was principally due to $1.0 million of interest income from our premium financing program for South Bay, which began late in the fourth quarter of 2013, and $0.4 million of implicit interest income from our ProtectCELL monthly complete plan, which began in the third quarter of 2014.

EXPENSES
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses for the three months ended September 30, 2014 increased $0.3 million, or 3.1%, to $10.3 million, from $10.0 million for the three months ended September 30, 2013. Our net losses and loss adjustment expense ratio remained the same at 29.2% for 2013 and 2014, respectively. The increase in net losses and loss adjustment expenses resulted primarily from growth in earned premiums partially offset by an increase in ceded credit insurance losses due to the recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact 2013. This change had the effect of lowering net losses and loss adjustment expenses by the corresponding amount ceded to the reinsurers. For the 2014 period, our direct and assumed losses increased by $6.9 million, or 29.6%, as compared with the same period in 2013. For the 2014 period, our ceded losses were higher by $6.6 million, or 49.3%, as compared with the same period in 2013, partially offsetting the increase in direct and assumed losses. The overall cession rate of direct and assumed losses and loss adjustment expenses for the three months ended September 30, 2014 increased to 66.1%, from 57.4% for the same period in 2013, with the increase primarily attributable to the change in the reinsurance program noted above.

Net losses and loss adjustment expenses for the nine months ended September 30, 2014 decreased $0.1 million, or 0.4%, to $31.0 million, from $31.1 million for the nine months ended September 30, 2013. Our net losses and loss adjustment expense ratio improved from 30.8% in the 2013 period to 30.0% in 2014 due to lower incurred claims. The decrease in net losses and loss adjustment expenses resulted primarily from growth in ceded credit insurance losses due to the recently amended reinsurance agreements with London Life and London International, which occurred early in 2014 and did not impact 2013. For the 2014 period, our direct and assumed losses increased by $16.5 million, or 24.7%, as compared with the same period in 2013. For the 2014 period, our ceded losses were higher by $16.7 million, or 46.6%, as compared with the same period in 2013, more than offsetting the increase in direct and assumed losses. The overall cession rate of direct and assumed losses and loss adjustment expenses for the nine months ended September 30, 2014 increased to 62.9%, from 53.5% for the same period in 2013, with the increase primarily attributable to the change in the reinsurance program noted above.

Member Benefit Claims
Member benefit claims for the three months ended September 30, 2014 decreased $3.9 million, or 28.2%, to $9.9 million, from $13.8 million for the three months ended September 30, 2013. This decrease resulted principally from a $4.1 million decrease in ProtectCELL member benefits claims, which was partially offset by a $0.2 million increase in motor club member benefits claims.

Member benefit claims for the nine months ended September 30, 2014 decreased $3.5 million, or 10.1%, to $31.1 million, from $34.6 million for the nine months ended September 30, 2013. This decrease resulted principally from a $4.1 million decrease in ProtectCell member claims, which was partially offset by a $0.6 million increase in motor club member benefits claims due primarily to severe weather affecting motor club claims.

Commissions
Commissions for the three months ended September 30, 2014 decreased $1.1 million, or 2.7%, to $38.8 million from $39.9 million for the three months ended September 30, 2013. This decrease resulted primarily from lower commissions of $2.8 million in motor clubs due to lower motor club revenues and a shift in the relative mix of products sold toward those with lower commission rates. This decrease was partially offset by growth of $0.1 million from auto insurance products. In addition, ProtectCELL commissions increased $1.5 million, of which $3.0 million was due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition.

Commissions for the nine months ended September 30, 2014 increased $7.5 million, or 6.7%, to $119.7 million, from $112.2 million for the nine months ended September 30, 2013. The increase included growth of $4.3 million from payment protection products and $0.7 million from auto insurance products. These increases were partially offset by a decrease of $7.7 million in motor club commissions due to the decrease in motor club revenues and a shift in the relative mix of products sold toward those with lower commission rates. In addition, ProtectCELL commissions increased $10.2 million, of which $11.9 million was due to the accounting treatment required under purchase accounting for the ProtectCELL acquisition.

Personnel Costs
Personnel costs for the three months ended September 30, 2014 increased $0.7 million, or 7.6%, to $10.3 million from $9.5 million for the three months ended September 30, 2013, as a result of adding staff in the latter part of 2013 to support business objectives. Stock-based compensation expense included in personnel costs decreased to $0.1 million for the three months ended September 30, 2014 from $0.2 million for the three months ended September 30, 2013.

Personnel costs for the nine months ended September 30, 2014 increased $0.6 million, or 2.0%, to $30.4 million from $29.8 million for the nine months ended September 30, 2013. The 2014 period reflects increased staffing costs, primarily in ProtectCELL operations, to support business objectives, while the 2013 period included $1.2 million of costs associated with the Plan. Stock-based compensation expense included in personnel costs decreased to $0.4 million for the nine months ended September 30, 2014 from $0.6 million for the same period in 2013.

Other Operating Expenses
Other operating expenses for the three months ended September 30, 2014 increased $0.8 million, or 8.5% to $10.0 million, from $9.2 million for the three months ended September 30, 2013. Other operating expenses for the nine months ended September 30, 2014 increased $0.8 million, or 3.1%, to $26.4 million, from $25.6 million for the nine months ended September 30, 2013. Both the three month and nine month periods ended September 30, 2014 included $0.9 million in transaction costs associated with the proposed merger.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2014 increased $0.1 million, to $1.4 million from $1.2 million for the three months ended September 30, 2013. Depreciation and amortization expense for the nine months ended September 30, 2014 increased $0.2 million, or 6.1%, to $3.8 million from $3.6 million for the nine months ended September 30, 2013. The increase for both periods in 2014 as compared to the 2013 periods was due to higher levels of depreciable and amortizable assets in service during the 2014 periods compared to the same periods in 2013.

Amortization of Intangibles
Amortization expense on intangibles for the three months ended September 30, 2014 decreased $0.1 million, to $1.3 million from $1.4 million for the three months ended September 30, 2013. Amortization expense on intangibles for the nine months ended September 30, 2014 decreased $0.2 million to $4.0 million from $4.2 million for the nine months ended September 30, 2013. The decrease for both periods in 2014 as compared to the 2013 periods was the result of less amortizable intangibles in the 2014 periods.

Interest Expense
Interest expense for the three months ended September 30, 2014 and 2013, remained consistent at $0.9 million in each period. Interest expense for the nine months ended September 30, 2014 increased $0.1 million, or 2.3%, to $2.8 million from $2.7 million for the nine months ended September 30, 2013, with the increase attributable to the additional interest expense incurred on borrowings under our line of credit with Synovus Bank, which supports our premium receivable product offering by South Bay.

Loss on Note Receivable
For the nine months ended September 30, 2014, we recorded a $1.3 million loss resulting from establishing the allowance against the CIRG note receivable, which we entered into in connection with the sale of CIRG in July of 2011.

Gain on Sale of Subsidiary
In June 2013, we sold our 100% interest in Magna Insurance Company and realized a gain of $0.4 million, which is included in the results for the nine months ended September 30, 2013.

Income Taxes - Continuing Operations
Income taxes for the three months ended September 30, 2014 decreased $0.9 million, or 50.1%, to $0.9 million from $1.9 million for the three months ended September 30, 2013. The decrease was primarily attributable to prior year tax true-up items, which are normally recorded in the third quarter of the year, the impact of the ProtectCELL non-controlling interest, and more favorable tax preference items for the 2014 period compared to the same period in 2013, partially offset by a higher level of pretax income in the 2014 period. These factors caused our effective tax rate to decline to 19.3% for the three months ended September 30, 2014 compared to 42.7% for the same period in 2013.

Income taxes for the nine months ended September 30, 2014 increased $0.7 million, or 17.7%, to $4.6 million from $3.9 million for the nine months ended September 30, 2013, with the increase primarily attributable to a higher level of pretax income and corresponding state income taxes in the 2014 period, partially offset by prior year tax true-up items, which are normally recorded in the third quarter of the year and a more favorable tax rate impact attributable to the ProtectCELL non-controlling interest. These factors caused our effective tax rate to decline to 28.7% for the nine months ended September 30, 2014 compared to 33.0% for the same period in 2013.

See the Note, "Income Taxes" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information and a reconciliation of the items impacting our income taxes and our effective tax rate.

Divestitures - Discontinued Operations
On December 31, 2013, we completed the sale of all of the issued and outstanding stock of our subsidiaries, Bliss and Glennon and eReinsure.com, to AmWINS, pursuant to the terms of the Purchase Agreement. As consideration for the Disposition, we received net cash proceeds of $81.8 million, representing gross proceeds of $83.5 million less $1.0 million in transaction fees paid at the time of closing and $0.7 million of cash held by the disposed entities. We utilized the cash proceeds received on December 31, 2013 to pay off our existing credit facility with Wells Fargo Bank, N.A. Due to the Disposition, we no longer operate in the businesses of wholesale insurance brokerage and selling or licensing of a computerized system or platform for the negotiation and/or placement of facultative reinsurance. During the three months ended September 30, 2014, we recorded a purchase price adjustment, net of tax, of $42.0 thousand for the settlement of certain components of working capital (excluding receivable and income tax balances), which is recorded on the Consolidated Statements of Income as a Loss on sale of discontinued operations - net of tax. See the Notes, "Summary of Significant Accounting Policies - Discontinued Operations" and "Divestitures" in the Notes to Consolidated Financial Statements, included in ITEM 1 of this Form 10-Q for additional information.

The following table presents the amounts related to discontinued operations in our Consolidated Statements of Income:

(in thousands)	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Income from discontinued operations:
Revenues:
Brokerage commissions and fees	$8,787	$28,409
Net investment income	6	18
Other income	14	30
Total revenues	8,807	28,457

Expenses:
Personnel costs	5,105	15,240
Other operating expenses	1,475	4,363
Depreciation and amortization	151	454
Amortization of intangibles	481	1,442
Interest expense	578	1,767
Total expenses	7,790	23,266
Income from discontinued operations before income taxes	1,017	5,191
Income taxes - discontinued operations	416	2,121
Income from discontinued operations - net of tax	$601	$3,070

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

In this Form 10-Q, we present Net revenues, Operating expenses, EBITDA from continuing operations, EBITDA from continuing operations margin, Adjusted EBITDA from continuing operations and Adjusted EBITDA from continuing operations margin. These financial measures are Non-GAAP financial measures and are not recognized terms under U.S. GAAP and should not be used as an indicator of, and are not an alternative to, net income as a measure of operating performance. Net revenues are total revenues less net losses and loss adjustment expenses, member benefit claims, and commission expenses. Operating expenses are the sum of personnel costs and other operating expenses. EBITDA from continuing operations is net income before interest expense, income taxes, net income attributable to non-controlling interests, depreciation and amortization. Adjusted EBITDA from continuing operations means "Consolidated Adjusted EBITDA" which is defined under our credit facility with Wells Fargo Bank, N.A., which in general terms means consolidated net income from continuing operations before non-controlling interests, consolidated interest expense, consolidated amortization expense, consolidated depreciation expense and consolidated income tax expense, relating to continuing operations. The other items excluded in this calculation may include if applicable, but are not limited to, specified acquisition costs, impairment of goodwill and other non-cash charges, stock-based compensation expense, and unusual or non-recurring charges and items that affect comparability of results. The calculations below do not give effect to certain additional adjustments permitted under our credit facility, which if included, would increase the amount of Adjusted EBITDA from continuing operations reflected in the table. We believe presenting EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides investors with supplemental financial measures of our operating performance.

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

The following table presents a reconciliation of the components of net revenues for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$87,635	$90,277	$266,687	$255,388
Less :
Net losses and loss adjustment expenses	10,267	9,957	30,970	31,096
Member benefit claims	9,929	13,834	31,111	34,624
Commissions	38,813	39,876	119,726	112,224
Net revenues	$28,626	$26,610	$84,880	$77,444

The following table presents a reconciliation of the components of operating expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Personnel costs	$10,273	$9,544	$30,444	$29,849
Other operating expenses	9,970	9,189	26,432	25,628
Operating expenses	$20,243	$18,733	$56,876	$55,477

The following table presents a reconciliation of income from continuing operations before non-controlling interests to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Income from continuing operations before non-controlling interests	$3,860	$2,486	$11,497	$7,955
Depreciation	1,352	1,227	3,830	3,609
Amortization of intangibles	1,317	1,389	3,952	4,156
Interest expense	930	923	2,784	2,722
Income taxes	924	1,852	4,624	3,927
EBITDA from continuing operations	8,383	7,877	26,687	22,369
Transaction costs (1)	930	25	958	166
Restructuring expenses	—	—	—	1,234
(Gain) on sale of subsidiary	—	—	—	(402)
Legal expenses	—	152	—	395
Stock-based compensation expense	260	357	841	989
Loss on note receivable	—	—	1,317	—
Adjusted EBITDA from continuing operations	$9,573	$8,411	$29,803	$24,751

EBITDA from continuing operations margin (2)	29.3%	29.6%	31.4%	28.9%
Adjusted EBITDA from continuing operations margin (3)	33.4%	31.6%	35.1%	32.0%

(1) Represents transaction costs associated with completed and/or potential acquisitions, including seller's costs associated with the proposed Merger.
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

Our primary sources of liquidity include our total investments, cash and cash equivalent balances, and availability under our revolving credit facilities. At September 30, 2014, we had total available-for-sale and short-term investments of $165.6 million (which included restricted investments of $16.0 million), cash and cash equivalents of $2.5 million and $98.5 million of available capacity on our credit facilities. At December 31, 2013, we had total investments of $138.8 million (which included restricted investments of $16.5 million), cash and cash equivalents of $21.7 million and $75.1 million of available capacity on our credit facilities. Our total indebtedness, including notes payable and preferred trust securities, was $45.2 million at September 30, 2014 compared to $38.3 million at December 31, 2013.

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

Our cash balances, including restricted cash, exceeding the FDIC standard insurance limit totaled $5.7 million at September 30, 2014 and $18.9 million at December 31, 2013. To date, we have not experienced any loss of, or lack of access to, our cash and cash equivalents or our restricted cash. Although we periodically monitor and adjust the balances of these accounts as needed, the balances of these accounts nonetheless remain subject to unexpected, adverse conditions in the financial markets and could be adversely impacted if a financial institution with which we maintain an account fails. We will continue to monitor our accounts held at depository institutions.
We can give no assurances that we will not lose deposited funds exceeding the FDIC standard insurance limit or access to these funds due to adverse conditions in the financial markets or if a financial institution with which we maintain an account fails.

Share Repurchase Plan
We have a share repurchase plan that allows us to purchase up to $15.0 million in total of our common stock from time to time through open market or private transactions. We did not repurchase any of our common stock during the three or the nine months ended September 30, 2014. For the three months ended September 30, 2013, we did not repurchase any of our outstanding common stock.
For the nine months ended September 30, 2013, we repurchased a total of 200,000 shares at an average price of $6.79 per share at a total cost of $1.4 million. At September 30, 2014, we had $7.2 million still available for repurchase under the plan. See PART II, ITEM 2 included in this Form 10-Q, for more information on our share repurchase plan.

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

The following table sets forth the dividends paid to us by our insurance company subsidiaries during the following periods:

	For the Nine Months Ended	For the Twelve Months Ended
(in thousands)	September 30, 2014	December 31, 2013
Ordinary dividends	$—	$2,383
Extraordinary dividends	—	—
Total dividends	$—	$2,383

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

As of September 30, 2014, we were in compliance with the financial covenants contained in the Credit Agreement. Please see the Note, "Notes Payable" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information on the Credit Agreement.

$15.0 million Revolving Line of Credit - Synovus Bank
At September 30, 2014, South Bay had a $15.0 million line of credit agreement (the "Line of Credit") with Synovus Bank, entered into on October 2013, with a maturity date of April 2017. The Line of Credit bears interest at a rate of 300 basis points plus the 90-day LIBOR, and is available specifically for the South Bay premium financing product. The Line of Credit allows South Bay to finance up to 90% of the eligible receivables, less an applicable reserve of $500,000. At September 30, 2014, the balance of premium financing receivables included in notes receivable, net on the Consolidated Balance Sheet, totaled $12.6 million, of which $9.4 million were eligible receivables, and the balance of the Line of Credit included in notes payable on the Consolidated Balance Sheet was $8.7 million. At September 30, 2014, South Bay was in compliance with the covenants required by the Line of Credit.

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

Interest Rate Swap
At September 30, 2014, we have a single interest rate swap (the "Swap") designated as a cash flow hedge with Wells Fargo Bank, N.A. This instrument swapped the floating rate portion of our $35.0 million in outstanding preferred trust securities to a fixed rate of 3.47% per annum payable quarterly resulting in a total rate of 7.57% after adding the applicable margin of 4.10%. The Swap has a five year term, which commenced in June 2012 when the interest rate on the underlying preferred trust securities began to float, and will expire in June 2017. Please see the Note, "Derivative Financial Instruments - Interest Rate Swap" in the Notes to Consolidated Financial Statements included in ITEM 1 of this Form 10-Q, for additional information.

Invested Assets
Our invested assets consist mainly of high quality investments in fixed maturity securities, short-term investments, and a smaller allocation of common and preferred equity securities. We believe that prudent levels of investments in equity securities within our investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. We regularly review our entire portfolio in the context of macroeconomic and capital market conditions. The overall credit quality of the investment portfolio was rated AA- by Standard and Poor's Rating Service at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014, we held 142 individual fixed maturity and nine individual equity securities in unrealized loss positions. At September 30, 2013, we held 102 individual fixed maturity and 11 individual equity securities in unrealized loss positions. The decrease in the number of fixed maturity securities in unrealized loss positions was primarily due to changes in bond yields and the related impact on market prices. We do not intend to sell the investments that were in an unrealized loss position at September 30, 2014 and believe that it is more likely than not that we will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities, although we can give no assurances.

Based on management's quarterly review of our investments, none of our fixed maturity or equity securities were deemed other than temporarily impaired during the periods ended September 30, 2014 and September 30, 2013, respectively. Please see the Note, "Investments" in the Notes to Consolidated Financial Statements included in this Form 10-Q, for additional information.

Cash Flows
We monitor cash flows at the consolidated, holding company, and subsidiary levels on a monthly basis, using trend and variance analysis to project future cash needs, with adjustments made as needed. The following table presents our consolidated cash flows:

(in thousands)	For the Nine Months Ended September 30,
Cash provided by (used in):	2014	2013
Operating activities	$1,689	$22,569
Investing activities	(26,507)	(11,943)
Financing activities	5,620	(8,622)
Net change in cash and cash equivalents	$(19,198)	$2,004

Our Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 includes the cash flows from Bliss and Glennon and eReinsure. Our Consolidated Balance Sheet as of December 31, 2013 reflects Bliss and Glennon and eReinsure as discontinued operations.

Operating Activities
Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2014 compared to $22.6 million for the nine months ended September 30, 2013. In the current period, lower sales volumes of ProtectCELL products, motor club products, and insurance client administrative services resulted in lower cash collections. We also used cash during the nine months ended September 30, 2014 to extinguish $7.7 million of liabilities of discontinued operations, and to pay premium taxes and other liabilities and accrued expenses.

Investing Activities
Net cash used in investing activities was $26.5 million for the nine months ended September 30, 2014 compared to $11.9 million for the nine months ended September 30, 2013. The increase in net cash used in investing activities was primarily attributable to a higher level of net cash used in 2014 for net investment portfolio activity, the issuance of additional notes receivable, net of collections, under the South Bay premium financing program, which started late in the fourth quarter of 2013 and the cash proceeds received in the prior year period for the payoff of the $6.1 million related party note receivable, which was not repeated in 2014. Partially offsetting this increase was a lower level of net cash used in 2014 acquisitions and divestitures compared to the same period in 2013.

Financing Activities
Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $8.6 million for the nine months ended September 30, 2013. The change primarily reflected a higher utilization of our credit facilities compared to the 2013 period, which was principally due to the usage of our Line of Credit for the South Bay premium financing program. In addition, during 2014 we did not use cash to repurchase common stock under our stock repurchase plan, while in 2013 we used $1.4 million to repurchase 200,000 shares of our common stock. In the 2014 period, we also paid out more distributions to our ProtectCELL non-controlling partner compared to the same period in 2013.

Contractual Obligations and Other Commitments
We have obligations and commitments to third parties as a result of our operations.

Our contractual obligations and commitments, as of September 30, 2014, have not changed materially from those disclosed in our 2013 Form 10-K. For a discussion of our contractual obligations and other commitments, please see PART II, ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our 2013 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our markets risks, as of September 30, 2014, have not changed materially from those disclosed in our 2013 Form 10-K. For a discussion of our exposure to market risk, please see PART II, ITEM 7A. "Quantitative and Qualitative Disclosures about Market Risk," contained our 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2014. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Pending Merger Involving Tiptree Financial, Inc.
On August 11, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tiptree Operating Company, LLC, a Delaware limited liability company ("Parent"), Caroline Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent ("Holdings"), and Caroline Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdings ("Merger Sub"), pursuant to which Merger Sub will merge with and into us (the "Merger") and we will survive as a wholly-owned subsidiary of Holdings. Parent is a subsidiary of Tiptree Financial Inc. ("Tiptree"). There are a number of risks and uncertainties related to the Merger.

The closing of the Merger is subject to regulatory approval and the satisfaction of certain conditions, which we cannot predict will be satisfied, received or waived and which could cause delays or cause the Merger to be abandoned.
Under the Merger Agreement, consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including, among others: (i) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other applicable antitrust laws described in the Merger Agreement, and any required approvals thereunder have been obtained; (ii) filings with, and approvals from, insurance and other regulatory bodies having jurisdiction over any such matters; and (iii) the absence of any law, injunction, judgment or ruling prohibiting or restraining the Merger or making the consummation of the Merger illegal. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation: (a) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers); and (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects.

Although each of the parties to the Merger Agreement have agreed therein to use their respective reasonable best efforts to cause the consummation and effectiveness of the Merger in the most expeditious manner practicable, these and the other conditions to the Merger may fail to be satisfied or the requisite approvals may not be obtained, or if obtained, may not be obtained in a timely manner or on terms desired or anticipated. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Furthermore, we cannot assure you that the Merger will be consummated or that it will close in a timely manner or, if not consummated, that we will enter into a comparable or superior transaction with another party. We have no control over certain conditions in the Merger Agreement and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Such conditions or changes may prevent the closing of the Merger or cause the Merger to be delayed, and such delays may cause the Company to incur additional, potentially burdensome transaction costs. Any failure to complete the Merger could adversely affect the Company.

Failing to complete the Merger could adversely impact the market price of our stock.
There is no assurance that the Merger will be consummated and failing to complete the Merger could adversely affect the price of our common stock. The failure of or a delay in closing of the Merger could adversely affect the market price of our common stock. A failed transaction may also result in negative publicity and a negative impression of us in the investment community and could result in a decline in our common stock price to the extent that it reflects the market’s assumption that the Merger will be completed.

Failing to complete the Merger could adversely impact our current business operations and results of operations, liquidity and financial condition.
There is no assurance that the Merger will be consummated. The Merger Agreement contains certain termination rights. If the Merger Agreement is terminated under certain other circumstances, we will be required to pay a termination fee in an amount equal to approximately $7.6 million. Our payment of the termination fee could have an adverse impact on our liquidity and financial condition. In addition, if the Merger Agreement is terminated, we may suffer other negative consequences. For example, the Company’s business may be negatively impacted by our management having focused its attention on the Merger instead of pursuing other advantageous business opportunities or plans. We will also have incurred substantial expenses and costs related to the Merger, whether or not it is consummated, including legal, accounting and advisory fees. Failing to consummate the Merger may also result in negative market reactions and have an adverse impact on our future financial results.

While the Merger Agreement is in effect and the Merger is pending, we are subject to restrictions on our business activities, and our pre-merger integration efforts may divert resources from our day-to-day operations and ongoing efforts related to other strategies and initiatives.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate in the ordinary course of business in all material respects (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities outside the ordinary course of business that arise prior to the completion of the Merger. Furthermore, the pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition toward the integration process could affect our financial results. Any substantial diversion of management attention could affect our ability to achieve certain operational, financial and strategic objectives.

Business uncertainties while the Merger is pending may adversely affect our current business operations, results of operations and our relationships with and ability to attract and retain our employees, clients and distributors.
Our efforts to complete the Merger could cause disruptions in our business, which could have an adverse effect on our financial results. Our employees, clients and distributors may have uncertainties about the effects of the Merger. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate employees and could cause clients, distributors and others who deal with us to try to change our existing business relationships.

Among other things, uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Furthermore, our efforts in pursuit of the Merger and preparations for integration have placed, and will continue to place, a significant burden on many employees and internal resources and may adversely impact employee morale. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their future roles with the integrated company. If, despite our efforts, employees depart because of these uncertainties and burdens, or because they do not wish to remain with the surviving company, our business and operating results could be adversely affected. Additionally, any significant diversion of management’s attention away from ongoing business concerns or any difficulties encountered in the transition toward integration process could affect our financial results.

Uncertainty as to our future could adversely affect our business, reputation and our relationship with existing, and potential, clients and distributors. For example, while the Merger is pending, some of our clients could delay or forego orders and distributors could seek additional rights or benefits from us. Prospective clients, distributors and others who deal with us may delay or decline to enter into other agreements with us as a result of uncertainties surrounding the Merger. We may also lose current clients and distributors as a result of these uncertainties. Our clients and distributors may also have termination rights that are triggered upon the completion of the Merger and they may terminate or decide not to renew their existing relationship with us and instead select one of our competitors. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results and/or financial condition.

The Merger may be completed on terms different than those contained in the Merger Agreement.
Prior to the completion of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration to be received by our stockholders or any covenants or agreements with respect to the parties’ respective operations pending completion of the Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders.

The Merger may not be completed if sufficient financing is not funded.
Parent, Holdings and Merger Sub have obtained debt financing commitments for the Merger. A syndicate of lenders led by Wells Fargo Bank, National Association (collectively, the "Lenders") has committed to provide a $90 million secured revolving credit facility and a $50 million secured term loan on the terms of and subject to the conditions set forth in a debt commitment letter (the "Debt Commitment Letter"). The funding under the Debt Commitment Letter is subject to conditions, including conditions that do not relate directly to the Merger Agreement and there is no guarantee that the committed amount will be available or sufficient to complete the Merger. The funding under the Debt Commitment Letter might be insufficient if, among other things, Parent, Holdings and Merger Sub have substantially less cash on hand or receive substantially less net proceeds from the debt financing than currently expected. Although obtaining the debt financing is not a condition to the completion of the Merger, the failure of Parent, Holdings and Merger Sub to obtain sufficient financing could result in the failure of the Merger to be completed in a timely manner, if at all.
The outcomes of legal proceedings commenced since the announcement of the Merger are uncertain and could delay the completion of the Merger and have an adverse effect on the results of our operations.
One of the conditions to the closing of the Merger is that no injunction, judgment or other order by any court or other governmental entity shall be in effect that restrains, enjoins or otherwise prohibits or makes illegal the consummation of the Merger.

Following the announcement of the Merger, certain law firms specializing in stockholder lawsuits announced investigations of our Board of Directors for breaches of fiduciary duty and other violations of state law in connection with the Merger. We and our Board of Directors have been named as defendants in putative class action lawsuits filed on behalf of named plaintiffs and other stockholders in the Circuit Court for Duval County, Florida, challenging the proposed Merger and seeking, among other things, to enjoin the Merger. Descriptions of these lawsuits are set forth in Item 1. Legal Proceedings and are incorporated herein by reference.

If a plaintiff in one of those cases or any other litigation that may be filed in the future is successful in obtaining an injunction prohibiting the completion of the Merger on the terms contemplated by the Merger Agreement, the injunction may temporarily or permanently prevent the completion of the Merger. If completion of the Merger is prevented or delayed, it could result in substantial costs to us. In addition, we could incur significant costs in connection with the lawsuits, including costs associated with indemnifying our directors and officers, which could have an adverse impact on our financial results, cash flows and financial condition.

In addition, to complete the Merger, we and Parent, Holdings and Merger Sub may be required to comply with conditions, terms, obligations or restrictions imposed by regulatory agencies and any such conditions, terms, obligations or restrictions may have the effect of delaying completion of the Merger, imposing additional material costs on us, materially limiting revenues after the completion of the Merger or otherwise reducing the anticipated benefits from the Merger. In addition, any such conditions, terms, obligations or restrictions could result in the delay or abandonment of the Merger.

Risks Related to our Business and Industries
General economic and financial market conditions may have a material adverse effect on the business, results of operations, cash flows and financial condition of our business.
General economic and financial market conditions, including the availability and cost of credit, the loss of consumer confidence, reduction in consumer or business spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased uncertainty and volatility as well as diminished expectations for the U.S. economy and the financial markets. These conditions could have a material and adverse effect on our business. Adverse economic and financial market conditions could result in:

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

Traditionally, the U.S. federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can have a significant and adverse effect on insurance companies. These areas include financial services regulation, securities regulation, privacy, tort reform legislation and taxation. For example, the Dodd-Frank Act provides for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy.

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
Our most recent evaluation resulted in our conclusion that as of September 30, 2014, we were in compliance with Section 404 of SOX and our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, in the future, if our internal controls over financial reporting are found ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Our principal stockholder has substantial control over us.
Affiliates of Summit Partners collectively and beneficially own approximately 62.0% of our outstanding common stock at September 30, 2014. Therefore, Summit Partners or its affiliates continue to be able to exert a significant degree of influence or actual control over our management and affairs and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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
At September 30, 2014, we had 21,281,415 shares of common stock issued, including shares held in treasury, with our directors, executive officers and affiliates holding a significant majority of these shares. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities

At September 30, 2014, Fortegra had a share repurchase plan, which allows the Company to purchase up to $15.0 million of the Company's common stock from time to time through open market or private transactions. The Board of Directors approved a $10.0 million share repurchase plan in November 2011 and increased the size of the plan by $5.0 million in August 2013. The share repurchase plan has no expiration date and provides for shares to be repurchased for general corporate purposes, which may include serving as a resource for funding potential acquisitions and employee benefit plans. The timing, price and quantity of purchases are at our discretion. In addition, we can discontinue or suspend the share repurchase plan at any time. There were no repurchases during the three months ended September 30, 2014.

The following table shows Fortegra's share repurchase plan activity for the three months ended September 30, 2014:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2014	to	July 31, 2014	—	$—	—	$7,167,376
August 1, 2014	to	August 31, 2014	—	—	—	7,167,376
September 1, 2014	to	September 30, 2014	—	—	—	7,167,376
Total			—	$—	—

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

Fortegra Financial Corporation
Date:	November 12, 2014	By:	/s/ Richard S. Kahlbaugh
Richard S. Kahlbaugh
Chairman, President and Chief Executive Officer
(Duly authorized officer)

Date:	November 12, 2014	By:	/s/ Walter P. Mascherin
Walter P. Mascherin
Executive Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 7, 2007, by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders and Life of the South Corporation and N.G. Houston III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.1
2.2	First Amendment to Merger Agreement, dated as of June 20, 2007 by and among Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Subordinated Debt Fund III-A, L.P., Summit Subordinated Debt Fund III-B, L.P., Summit Investors VI, L.P., LOS Acquisition Co., the Signing Stockholders, and Life of the South Corporation and N.G. Houston, III, as Stockholder Representative.	S-1	333-169550	9/23/2010	2.2
2.3	Stock Purchase Agreement, dated as of April 15, 2009, by and among Willis HRH, Inc., Bliss and Glennon, Inc., LOTS Intermediate Co., Willis North America Inc. and Fortegra Financial Corporation.	S-1	333-169550	9/23/2010	2.3
2.4	Agreement and Plan of Merger, dated March 3, 2011 by and among eReinsure.com, Inc., a Delaware corporation, Alpine Acquisition Sub., Inc., a Delaware corporation, and Century Capital Partners III, L.P., as Agent solely for the purposes of Section 10.02, and LOTS Intermediate Co., a Delaware corporation.	8-K	001-35009	3/7/2011	2.1
2.5	Stock Purchase Agreement, dated December 2, 2013, by and among Fortegra Financial Corporation, a Delaware corporation, LOTS Intermediate Co., a Delaware corporation, Bliss and Glennon, Inc., a California corporation, eReinsure.com, Inc., a Delaware corporation, and AmWINS Holdings, LLC, a North Carolina limited liability company.	8-K	001-35009	1/7/2014	2.1
2.6	Agreement and Plan of Merger, dated August 11, 2014, among Tiptree Operating Company, LLC, Caroline Holdings LLC, Caroline Merger Sub, Inc. and Fortegra Financial Corporation.	8-K	001-35009	8/12/2014	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Fortegra Financial Corporation.	S-1/A	333-169550	12/13/2010	3.3
3.2	Amended and Restated Bylaws of Fortegra Financial Corporation.	S-1/A	333-169550	11/29/2010	3.4
4.1	Form of Common Stock Certificate.	S-1/A	333-169550	12/13/2010	4.1
4.2	Stockholders Agreement, dated as of March 7, 2007, among Life of the South Corporation (together with its successors), the Rollover Stockholders (as defined therein), Employee Stockholders (as defined therein) and Investors (as defined therein).	S-1/A	333-169550	10/29/2010	4.2
10.1	Indenture, dated as of June 20, 2007, between LOTS Intermediate Co. and Wilmington Trust Company.	S-1	333-169550	9/23/2010	10.1
10.2	Form of Fixed/Floating Rate Senior Debenture (included in Exhibit 10.1).	S-1	333-169550	9/23/2010	10.2
10.3	Form of Fortegra Financial Corporation Director Indemnification Agreement for John R. Carroll and J.J. Kardwell.	S-1/A	333-169550	11/29/2010	10.18
10.4	Form of Fortegra Financial Corporation Director Indemnification Agreement for Francis M. Colalucci, Frank P. Filipps, Arun Maheshwari, Ted W. Rollins and Sean S. Sweeney.	S-1/A	333-169550	11/29/2010	10.19
10.5	Form of Fortegra Financial Corporation Officer Indemnification Agreement.	S-1/A	333-169550	12/3/2010	10.20
10.6	Form of Indemnity Agreement between Fortegra Financial Corporation, as Indemnitor, and the executive officers serving as plan committee members for the Fortegra Financial Corporation 401(k) Savings Plan, as Indemnitees.	S-1/A	333-169550	10/29/2010	10.21
10.7*	Executive Employment and Non-Competition Agreement, dated as of March 7, 2007, by and between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22
10.7.1*	Amendment No. 1 to Executive Employment and Non-Competition Agreement, dated as of November 1, 2010, by and between Fortegra Financial Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	12/3/2010	10.22.1

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

10.8*	Executive Employment and Non-Competition Agreement, dated as of October 1, 2010, by and between Fortegra Financial Corporation and Walter P. Mascherin.	S-1/A	333-169550	12/3/2010	10.27
10.9*	Life of the South Corporation 2005 Equity Incentive Plan.	S-1/A	333-169550	10/29/2010	10.28
10.10*	1995 Key Employee Stock Option Plan.	S-1/A	333-169550	10/29/2010	10.29
10.11*	Stock Option Agreement by and between Life of the South Corporation and Richard S. Kahlbaugh, dated as of November 18, 2005, as amended on March 7, 2007 and June 20, 2007.	S-1/A	333-169550	11/16/2010	10.30
10.12*	Stock Option Agreement by and between Life of the South Corporation and Richard Kahlbaugh, dated as of October 25, 2007.	S-1/A	333-169550	11/16/2010	10.31
10.13*	2010 Omnibus Incentive Plan.	S-1/A	333-169550	12/3/2010	10.32
10.14*	Employee Stock Purchase Plan.	S-1/A	333-169550	12/3/2010	10.33
10.15*	Deferred Compensation Agreement, dated January 1, 2006, between Life of the South Corporation and Richard S. Kahlbaugh.	S-1/A	333-169550	10/29/2010	10.35
10.16*	Form of Restricted Stock Award Agreement for Directors.	S-1/A	333-169550	12/3/2010	10.47
10.16.1*	Amended - Form of Restricted Stock Award Agreement for Directors, effective February 2013.	10-K	001-35009	4/1/2013	10.26.1
10.17*	Form of Restricted Stock Award Agreement for Employees.	S-1/A	333-169550	12/3/2010	10.48
10.17.1*	Amended - Form of Restricted Stock Award Agreement for Employees, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.27.1
10.18*	Form of Restricted Stock Award Agreement (Bonus Pool).	S-1/A	333-169550	12/3/2010	10.49
10.19*	Form of Nonqualified Stock Option Award Agreement.	S-1/A	333-169550	12/3/2010	10.50
10.19.1*	Amended - Form of Nonqualified Stock Option Award Agreement, effective February 18, 2013.	10-Q	001-35009	5/15/2013	10.29.1
10.20*	Executive Employment and Non-Competition Agreement, dated as of January 1, 2009, by and between Fortegra Financial Corporation and Joseph McCaw.	10-Q	001-35009	5/15/2012	10.39
10.21	Credit Agreement, dated August 2, 2012, as amended by amendment to Credit Agreement, dated October 4, 2013, among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the initial Lenders named therein; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Lender; Wells Fargo Securities, LLC, as Bookrunner and Joint Lead Arranger; and Synovus Bank as Joint Lead Arranger and Syndication Agent. (Conformed Copy).	10-Q	001-35009	11/14/2013	10.34
10.21.1	Second Amendment to the Credit Agreement, dated April 11, 2014, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers; the Subsidiaries (as defined in the Credit Agreement) party thereto, each of the Lenders (as defined in the Credit Agreement) and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-35009	4/16/2014	10.1
10.22	Subsidiary Guaranty Agreement, dated August 2, 2012, among certain subsidiaries, as Guarantors, of Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, and Wells Fargo Bank, N.A., as Administrative Agent, and each of the Guaranteed Parties.	8-K	001-35009	8/7/2012	10.2
10.23	Pledge Agreement, dated August 2, 2012, by Fortegra Financial Corporation and LOTSoluntions, Inc., as Pledgors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of other Lenders.	8-K	001-35009	8/7/2012	10.3
10.24	Security Agreement, dated August 2, 2012, among Fortegra Financial Corporation, LOTS Intermediate Co. and certain of its subsidiaries, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.4
10.24.1	Security Agreement Joinder, dated April 11, 2014, to the Security Agreement dated as of August 2, 2012, by and among Fortegra Financial Corporation and LOTS Intermediate Co., as Borrowers, certain subsidiaries of the Borrowers, as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent for its benefit and the benefit of the Secured Creditors.	10-Q	001-35009	5/14/2014	10.24.1

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	File Number	Date Filed	Original Exhibit Number	Filed Herewith	Furnished Herewith

10.25	Trademark Security Agreement, dated August 2, 2012, among the Fortegra Financial Corporation, LOTSolutions, Inc., Pacific Benefits Group Northwest, L.L.C., eReinsure.com, Inc., as Grantors, and Wells Fargo Bank, N.A., as Administrative Agent and Grantee, for the benefit of the Secured Creditors.	8-K	001-35009	8/7/2012	10.5
10.26*	2013 Executive Annual Incentive Plan.	10-Q	001-35009	8/14/2013	10.41
10.27*	Quarterly Incentive Plan.	10-Q	001-35009	8/14/2013	10.42
10.28*	Executive Employment and Non-Competition Agreement, dated as of March 6, 2007, by and between Life of the South Corporation and W. Dale Bullard.	S-1/A	333-169550	11/29/2010	10.25
10.29*	Amended and Restated Deferred Compensation Agreement, dated May 1, 2005, by and between Life of the South Corporation and W. Dale Bullard.	S-1/A	333-169550	10/29/2010	10.34
10.30*	Long Term Incentive Plan.	10-Q	001-35009	5/14/2014	10.30
10.31*	2014 Executive Annual Incentive Plan.	10-Q	001-35009	5/14/2014	10.31
11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Notes to Consolidated Financial Statements in PART I, ITEM 1 of this Quarterly Report on Form 10-Q).					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*	Management contract or compensatory plan or arrangement.